Form 10-K
period 1995-10-31
ABLE TELCOM HOLDING CORP
filed 1996-02-13
CIK 826411

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended October 31, 1995

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from ____________ to ___________.

Commission file number 0-21986

                           ABLE TELCOM HOLDING CORP.
             (Exact name of registrant as specified in its charter)


               FLORIDA                              65-0013218
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)              Identification No.)

  1601 FORUM PLACE, SUITE 1110, WEST PALM BEACH, FLORIDA  33401
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (407) 688-0400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act:  Common Stock


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 1, 1996, 5,669,012 shares of the registrant's Common Stock were held by non-affiliates of the registrant (assuming, solely for these purposes, such persons to be all persons other than (i) current directors and executive officers of the registrant and (ii) persons believed by the registrant to beneficially own more than 10% of the registrant's outstanding Common Stock, based on reports, if any, submitted to the registrant by such persons). As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the average closing bid and asked prices on that date, was $34,014,072.

     There were 8,193,212 shares of Common Stock outstanding as of February 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Proxy Statement for registrant's 1996 Annual Meeting of Shareholders to be held March 26, 1996 are incorporated by reference in Part III.

                                     PART 1

ITEM 1. BUSINESS

OVERVIEW

     Able Telcom Holding Corp. ("Able Telcom" or the "Company") through its subsidiaries, provides specialized communication services and products relating to the engineering, installation and maintenance of communication networks, primarily those for telecommunications and traffic management systems.

     Telecommunication service activities include specifically the installation and maintenance of telephone central office switching equipment, coaxial and fiber optic cable, wireless networks and all facets of outside and inside plant engineering and construction. In addition, through an acquisition on December 8, 1995, the Company expanded its outside plant services to include the maintenance and installation of electric utility grids and water and sewer utilities. The Company provides these services primarily under hourly and per unit basis contracts to domestic and Latin American telephone companies and to various private and governmental concerns.

     Commencing in mid-1992 and lasting until mid-1994, over 95% of the Company's revenues and profits were derived from telecommunication services provided principally to one customer in Venezuela. In mid-1994, the Company's business in Venezuela decreased dramatically as a result of various economic events including currency exchange control restrictions and a major currency devaluation.

     Through an acquisition in June 1994, the Company provides specialty products and services relating to traffic management systems including the light manufacture, installation and maintenance of highway signage, lighting, guardrailing and other traffic control products and systems. The Company obtains installation work through a competitive bidding process and performs under bonded fixed price contracts. Such contracts have a usual duration of three months to one year and compensate on a "completed item" basis. The Company also obtains one to three year maintenance contracts, usually pertaining to a defined segment of highway, upon completion of the installation contracts. Maintenance contracts provide for payment on a per unit basis and typically yield relatively stronger margins. The Company conducts this business in the Southeastern United States, principally as a prime contractor for state and local governmental entities or as a subcontractor to other, large prime contractors.

HISTORICAL DEVELOPMENT OF BUSINESS

     The Company was incorporated in 1987 as "Delta Venture Fund, Inc.," a Colorado corporation. The Company adopted it current name in 1989 and changed its corporate domicile to Florida in 1991. Most of the Company's business activities are carried on through its majority or wholly-owned operating subsidiaries.

     Commencing in mid-1992 until mid-1994, the Company's principal source of revenues and profits were derived from telecommunication services provided primarily through two 80% owned subsidiaries located in Caracas, Venezuela. Such services were provided to one customer, CANTV, the Venezuelan national telephone company. A 20% minority interest in these subsidiaries is owned by BFGP Ingenenieros C.A. ("BFGP") which, other than its minority interest in certain of the Company's ventures, is not otherwise affiliated with the Company. On August 1, 1995, the Company entered into an agreement increasing BFGP's proportionate share of any future earnings of its Venezuelan subsidiaries to 50%. During the second half of the fiscal year ended October 31, 1994, Venezuelan operations decreased dramatically due to the current economic climate in that country and other factors.

     In 1994, the Company also acquired a 75% interest in Seima Ltda., a Brazilian entity that performs telephone maintenance and installation services for telephone companies throughout Brazil. Significant operations and revenues have yet to commence in Brazil and there are no assurances that such operations can be developed by the Company.

     In June 1994, the Company entered the business of installing and maintaining traffic management systems, and also expanded its telecommunication service business domestically, by acquiring Transportation Safety Contractors, Inc. and its affiliates ("Transportation Safety" or "TSCI") for a combination of cash, promissory notes and Common Stock. At the present time, a majority of the Company's highway sign and traffic control product business is conducted in Florida, with the remainder being concentrated in the southeast. TSCI is primarily engaged in the assembly, installation and maintenance of highway signage, guardrailing, lighting and related products for the Department of Transportation and various city and county municipalities, primarily in the states of Florida and Virginia. An affiliated entity, Able Communications Services, Inc. ("ACS") (formerly BCD Communications, Inc.) performs domestic telecommunication services, consisting primarily of outside plant construction and the installation of fiber optic systems.

     During fiscal 1995, the Company focused on developing a core revenue base domestically as economic events in Latin America continued to impact operations adversely, particularly during the first quarter of 1995. During 1996 the Company expects to continue a strategy of focusing on providing specialized products and services relating to the development of telecommunications networks and traffic management systems to customers both in the United States and in Latin America. In addition, as a result of recent telecommunications legislation, the Company intends to expand operations to include providing services to cable television operators.

     In line with this strategy, during the fourth quarter of fiscal 1995, the Company initiated plans to reorganize its management and operational organization and facilities to meet planned growth. In addition, on December 8, 1995, the Company, through a wholly owned subsidiary, acquired the Common Stock of H. C. Connell, Inc. ("Connell"). Connell performs primarily outside plant telecommunication and electric power services to local telephone and utility companies. Connell provides the Company expanded market share and a significant new customer.

SEGMENT AND GEOGRAPHIC INFORMATION

     Reference is made to Note 13 to the Company's Consolidated Financial Statements, "Industry and Geographic Area Segment Information," included elsewhere in this report and incorporated herein by reference, for additional information.

TELECOMMUNICATION SERVICES

DOMESTIC BUSINESS

     Through two wholly owned domestic subsidiaries located in Florida, ACS and Connell, the Company primarily performs installation and maintenance of both inside and outside plant telecommunication equipment, hand wire and wireless networks and also provides related services on a project by project basis, for both commercial and governmental customers, including fiber optic
installations.   In addition, through the acquisition of Connell, the
Company expanded its outside plant services to include the maintenance and installation of electric utility grids and water and sewer utilities. The Company generally provides such services under comprehensive master service contracts which pre-qualify the Company to bid on projects being offered by a customer. Contracts for projects are awarded based on a number of factors such as price competitiveness, quality of work, on-time completion and the ability to mobilize equipment and personnel efficiently. The Company may be compensated on an hourly or per unit basis or, less frequently, at a fixed price for services performed. Contract duration either is for a specified term, usually one to three years, or is dependent on the size and scope of the project.

     The Company currently provides telecommunication services in the state of Florida and, to a lesser extent, in the states of Texas, Missouri, Ohio and Alabama. Principal customers of the Company include GTE, AT&T, Sprint and United Telephone Company. The Company derived 25% of its consolidated revenues from domestic telecommunication services in 1995. (9% and 3% in 1994 and 1993, respectively.)

VENEZUELA AND LATIN AMERICAN BUSINESSES

     Prior to June 1994, most of the Company's telecommunication infrastructure services consisted of performing central telephone office maintenance, outside plant maintenance, installation and repair, engineering and special telecommunication projects for CANTV, the Venezuelan telephone company.

     Typically, the Company performs under a negotiated service contract originating with CANTV which specifies the number and type of personnel required for a specific project as well as the length of time of the contract, usually 3-6 months. The Company provides the expertise, personnel, vehicles, tools and equipment necessary to perform the services called for under the contract and is compensated on a labor hour or per unit price basis. CANTV generally provides inventory and similar items such as cable and conduit. The installation and maintenance services provided by the Company may supplement the normal daily requirements of CANTV, assist in meeting emergency and peak load service needs, and/or modernize and expand an existing telephone network.

     The Company's contracts with CANTV are priced in U.S. dollar terms. Payments received on such contracts are in the local currency, bolivars, in an amount equal to the U.S. dollars terms at the time of contract.

     Because Venezuela has a highly inflationary and volatile economy, the Company bears substantial foreign exchange risk from the date of contract to the time of payment, which generally is a period of two months to one year. Moreover, in June 1994, the Venezuelan government imposed severe foreign currency exchange restrictions, and, as a result, the Company bears additional foreign exchange risks on bolivars collected but which remain in banks in Venezuela. The Company is unable to convert these funds into U.S. dollars for use in its other activities without incurring substantial transaction losses. The Company is cognizant of the foreign exchange risk in the bidding process, and generally requests "major devaluation" and other protective clauses in its contracts with CANTV. However, the enforceability of such contract clauses is uncertain and the Company recorded significant losses relating to these contracts during fiscal year 1994 after Venezuela experienced a major devaluation of its currency in May of 1994. The Company expects to record additional significant translation losses in fiscal 1996 as a result of a further devaluation of the bolivar implemented in December, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein under Item 7.

     As a result of the adverse impact that economic conditions have had on business activities in Venezuela, the Company was forced to dramatically decrease its operations in Venezuela from the period July, 1994 through August, 1995. During the fourth quarter of 1995 operations in Venezuela reflected improvement which is expected to continue through fiscal 1996. The Company derived 9% of its consolidated revenues from Latin American operations.

     The Company is pursing opportunities in other Latin American countries paralleling the operations it has conducted in Venezuela. The Company believes that the telephone companies in several Latin American countries are in a growth and/or transitional phase of a type typically accompanied by large capital expenditures to increase the number of telephone lines on a per capita basis, to upgrade services and equipment to the latest technology and to bring telephone service to rural areas. The Company believes that these changes will present contracting opportunities. However, it is uncertain when or if the Company can procure such contracts and changes in the political and economic climate in these countries or in the Company's relationships with key partners and major customers could adversely affect any future operations or financial results in the region.

MATERIALS

     In many cases, the Company's customers supply most of the materials required for a particular project and the Company supplies the personnel, tools and equipment necessary to perform its services. However, with respect to certain of its fixed price contracts the Company may supply all or part of the materials required. In these instances and with respect to the tools and equipment that may be required, the Company is not dependent upon any one source for any of the materials or equipment that it customarily utilizes to complete a project, nor does it expect any difficulties in procuring adequate materials and equipment.

COMPETITION

     The domestic market for telephone services is highly competitive and is characterized by a large number of various size companies, some of which are larger in size and have greater financial resources than the Company. The market for telecommunication services in Latin America has not been as competitive, relative to the domestic market, because of the barriers to entry and the significant economic risks involved with having operations in these areas; however, competitive pressure is likely to increase in the future as more businesses become aware of opportunities in these markets. There are no competitors controlling substantial market share either domestically or in the countries in which the Company operates in Latin America. The Company's ability to assemble a large, trained work force and satisfy the requirements for bonding, technical, administrative and financial pre-qualifications allows it to bid on larger projects and to compete on a national and international level. Management believes that the factors required for continued success with a limited number of key customers include financial ability, quality, reliability and the ability to mobilize a competent work force promptly for large projects both in the United States and Latin America.

     Changes in the level of telephone company capital expenditures and telephone companies utilizing their own personnel to perform services provided by the Company may affect the volume of work available to the Company. In addition, the Company is highly susceptible to the financial risks associated with operations in Latin American countries including the continued economic and social turmoil in Venezuela. Also, barriers to market entry as well as the significant financial risks enabled the Company to obtain greater profit margins from Latin American operations in prior fiscal years relative to domestic business; however, margins obtained from Latin American operations may be reduced as competitive pressures increase in these areas.

                         TRAFFIC MANAGEMENT SYSTEMS

     In June 1994, the Company entered the business of installing and maintaining traffic management systems, and also expanded its domestic telecommunications business, by acquiring Transportation Safety Contractors, Inc. and its affiliates (hereafter, referring to that portion of the business that relates to traffic management systems) for a combination of cash, promissory notes and Common Stock. At the present time, a majority of the Company's traffic management business is conducted in Florida, with the remainder being concentrated in the southeast. TSCI is primarily engaged in the installation and maintenance of highway signage, railing, lighting, traffic signal systems and related products for the Department of Transportation and various city and county municipalities, primarily in the states of Florida and Virginia.

PRODUCTS

     Major product groups for TSCI include traffic signal and control systems, roadway lighting, and electrical systems, highway signage (cantilever, overhead and electronically controlled signage), guard railing, roadway communications and emergency systems and other specialty products. During fiscal 1995, 66% of consolidated revenues were derived from sales and services related to these products.

     The Company assembles and installs some of the latest technology in roadway electronic monitoring and communication systems, including those referred to as "Piezo systems." Piezo systems utilize a computerized detection device that is installed under highway pavement. Such a detection system is capable of measuring the weight, size and speed of passing vehicles. This data is then transmitted via modem to a centralized computer facility within the state. It is anticipated that such systems, in the future, will be utilized by state governments for various purposes including monitoring vehicle traffic violations and issuing computer generated traffic tickets from a central location. The Company has installed Piezo systems in over 85 sites throughout the state of Florida. However, because the product is in a market testing stage, future revenues from the sale and installation of such systems cannot be assured.

     The Company has not incurred any material expenditures relating to research and development ("R&D") activities, choosing instead to utilize existing facilities and technical expertise for the production of all products and systems. The Company does not expect to incur significant costs for R&D in the foreseeable future and believes its existing personnel, facilities and equipment are generally adequate to meet presently anticipated technological changes.

CONTRACTS

     The Company generally obtains fixed price contracts for projects, either as a prime or, more often, as a subcontractor, on a competitive bid basis. Typically, for prime contracts, a state department of transportation ("DOT") or other governmental body provides to qualified contractors a set of specifications for the project. The Company then estimates the total project cost based on input from engineering, production and materials procurement personnel. A bid is then submitted by the Company along with a bid bond. Generally, the state DOT, at a "letting" which usually occurs once per month, announces the apparent low bid. After a brief review process, normally two to three days, the contract is awarded and executed and a performance bond submitted by the contractor. For most DOT projects, the scope of work extends across many industry segments. In such cases, the Company subcontracts its expertise to a prime contractor.

     In some cases, the project specifications issued by the state DOT include telecommunication projects for local telephone companies which affect the highway "right of way" as well as requirements for highway safety systems. In such instances, the Company is also eligible to bid on the telecommunication portion of the project.

     The Company is pre-qualified with the Florida DOT, as to contract eligibility, for contract awards of up to $85 million. The Company must submit performance bonds on substantially all contracts obtained. The Company believes its relations with its bonding company are good and that its bonding capacity is adequate. However, the financial viability of the Company is dependent on maintaining adequate bonding capacity and any loss of such would have a material adverse effect on the Company.

     Once a contract is obtained, the Company procures the materials necessary to produce/assemble the products required for the project and provides the necessary technical expertise, tools and equipment and other personnel. Often, the labor and equipment requirements for traffic safety systems are similar to those required for telecommunication services, such as for the installation of fiber-optics, coaxial cable and conduit for electronically controlled signage and Piezo traffic control systems. In such cases, the Company is able to increase operating efficiencies by interchanging personnel and equipment among subsidiaries, which reduces labor downtime and under-utilized equipment.

     Contract duration is dependent on the size and scope of the project but typically is from six to nine months. Contracts generally set forth date-specified milestones and provide for severe liquidated damages for failure to meet the milestones by the specified dates. At February 1, 1996, the Company was not aware of any contracts for which it may be subject to liquidated damages for which it has not already provided adequate reserves.
The failure to complete the contract backlog on time could have a material adverse impact on the financial condition of the Company.

     The Company is typically paid based on "completed units". Retainage is normally held on contracts, usually 5% to 10% of the contract amount until approximately 90 days after the services are rendered and accepted by the customer. The majority of the contracts are bonded/guaranteed as to payment by the DOT upon performance by the Company.

     In addition to generating revenues from the sale and installation of highway safety products under fixed price contracts, the Company performs under maintenance contracts with the DOT obtained through competitive bidding. Maintenance contracts are normally for a renewable one to three year term. Under such contracts, the Company generally is assigned a section of highway along which to maintain lighting, signage, railing and other services and is paid on a per unit basis.

MATERIALS

     In most cases, the Company must supply the materials required for a particular contract, including materials and component parts required for the production of highway signage and guardrails and the assembly of various electrical and computerized systems. Aluminum sheeting, steel poles, concrete, reflective adhesive and wood products are the principal materials purchased domestically for the production of highway signage and guard railing. The Company experiences some price volatility in the price of aluminum sheeting but this is generally factored into the bidding process. However, a significant increase in the price of aluminum could adversely affect the profitability of certain contracts. The supply of these materials has been and is expected to continue to be adequate, and the Company is not dependent upon any one supplier for these materials.

     The Company also purchases various components for the assembly of various electrical, lighting and computerized traffic control systems. Many of these materials must be certified as meeting specifications established by the DOT and are generally only supplied by a limited number of vendors. The unavailability of those components could have an adverse impact on meeting deadlines for the completion of projects which may subject the Company to liquidated damages. However, the availability of these materials, generally, has been adequate.

COMPETITION

     The market for highway safety products is specialized and is principally dominated by a large number of smaller competitors that concentrate on specific product segments. The Company's ability to offer a broad product mix, including telecommunication related services, as well as meeting financial requirements such as adequate bonding capacity, allow it access to a substantial portion of the markets in which it currently operates. Because of the fragmented nature of the industry, the Company expects opportunities from consolidation through acquisitions and mergers.

     The markets for the Company's products and services are impacted by changes in the level of federal funding and state spending on DOT projects as well as the pace of technological and design changes, which can provide an opportunity to the Company for the replacement of obsolete signs , lighting and other products, the occurrence of weather related events, such as hurricanes, and normal replacement of worn products. Lights and signs typically have a seven year life cycle. The Company's success relating to highway safety products is largely dependent on the combination of these market factors.

                                    GENERAL

BACKLOG

     As of February 1, 1996, the Company has a total backlog of business, giving effect to the acquisition of Connell and including estimates related to per unit basis contracts, of approximately $44 million. Approximately 70% of the total backlog is expected to be completed within the next fiscal year. Substantially all contract backlog relating to the installation of traffic management systems is bonded and the Company is subject to severe liquidated damages for failure to perform in a timely manner.

     Operations of the Company in various areas are somewhat seasonal, and this has historically resulted in reduced revenues and profits during the first quarter (November, December and January) relative to other quarters, due to the holiday season, shut downs and weather. However, the impact of seasonality is mitigated somewhat by the presence of Company operations in the southern
United States.

EMPLOYEES

     At February 1, 1996, the Company and its subsidiaries had approximately 930 employees of which approximately 60 were senior executive, technical and managerial personnel. Of the total number of employees, 450 were employed in Latin American telecommunication infrastructure operations, 280 were employed in domestic telecommunication service operations, and 200 were employed in traffic management operations. However, the number of employees considered as laborers can vary significantly according to contracts in progress. Such employees are generally available to the Company through an extensive network of contacts within the telecommunication and traffic management industries both in the United States and Latin America.

     For telecommunication operations in Latin America, trained employees are initially unavailable locally in those countries that are just beginning to update their telecommunications network with the latest technology. To meet its labor requirements the Company has, in prior years, recruited from an international pool of trained labor from such countries as Mexico, Puerto Rico, Chile, the United States and the Philippines. The Company believes that trained employees will be generally available for any future Latin American operations.

     Certain non-administrative employees for the Company's Venezuela subsidiaries are represented by a local labor union and operations have sometimes been disrupted by strikes and various violent acts by its members. No other employees of the Company are represented by a labor union and the Company considers relations with key and other employees to be good.

ITEM 2.           PROPERTIES

     The Company leases 3,349 square feet for its corporate offices in West Palm Beach, Florida.

     Latin American telecommunication executive offices are based in 2,886 square feet of leased office space located in Ft. Lauderdale, Florida. The leased offices spaces are subject to long-term leases. The Company's Venezuelan subsidiaries own and operate from a 33,000 square foot floor of an office building located in Caracas, Venezuela (of which a portion is leased to third parties) and lease an additional 50,000 square feet of covered parking and shop facilities to store tools, equipment and approximately 120 licensed vehicles, substantially all of which are owned. The Company also owns two small condominiums near Maracaibo, Venezuela, utilized principally for housing non-Venezuelan personnel. The Company leases on a short term basis a small facility in Rio de Janeiro, Brazil for its operations in that country.

     TSCI's executive offices and principal operations are located in a 22,000 square foot plant located in Tampa, Florida. This location is leased from shareholders/directors (see "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements). The Company also owns an approximately 10,000 square foot plant for operations in Virginia.

     The Company also leases several smaller offices, temporary equipment yards or storage locations in various areas as necessary to enable it to efficiently perform its service contracts which are generally subject to short-term or cancelable leases.

     The Company believes that its properties are in good condition and adequate for current operations and, if additional capacity becomes necessary due to growth, other suitable locations are available in all areas where it currently does business. See "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements for additional information relating to leased facilities.

     Certain of the Company's plant and equipment, primarily those associated with traffic managment, are encumbered pursuant to loan agreements. (See "Long-Term Debt" in the Notes to the Consolidated Financial Statements).

     Certain of the Company's plants relating to traffic management are subject to federal, state and local provisions involving the protection of the environment. Compliance with these provisions has not had and is not expected to have a material effect upon the Company's financial position.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is party to various legal proceedings, including suits in which it is a defendant. In the opinion of management, the ultimate outcome of the legal proceedings will not have a material adverse effect on the financial position of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to shareholders for a vote during Fiscal Year 1995.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

     The Company's Common Stock, par value $.001 per share, began trading on NASDAQ on February 24, 1994 under the symbol "ABTE." Prior to the NASDAQ listing, the Company's Common Stock was sporadically traded over-the-counter since September 15, 1988, the date the Company's initial public offering was completed, under the same symbol. Set forth below is the range of the high and low closing bid quotations of the Company's Common Stock for each quarter within the last two fiscal years as reported by one of the Company's principal market makers in the over-the-counter market through February 24, 1994 and as reported by NASDAQ thereafter.

     The quotations set forth below through February 24, 1994 are interdealer prices and do not reflect retail markups, markdowns or commission and may not necessarily represent actual transactions. Because of the sporadic trading in the Company's Common Stock prior to February 24, 1994, the quotations through February 24, 1994 may not reflect prices that would be obtained in an established public trading market.


                  FISCAL YEAR 1995       FISCAL YEAR 1994
                  HIGH      LOW           HIGH     LOW
                  ----      ----          ----     ---
First Quarter     8 15/16   5 4/8         13 1/4   8  1/8
Second Quarter    8 3/4     4 1/16        15 7/8   10
Third Quarter     7 1/2     5             13 1/4   7  1/2
Fourth Quarter    7         5             9  3/4   6  13/16

     At February 1, 1996, there were 566 shareholders of record of the Company's Common Stock. No cash dividends have been declared by the Company since its inception and the Company has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. There are no specific restrictions that limit the ability of the Company to pay cash dividends on its Common Stock. See "Management Discussion and Analysis of Financial Condition and Result of Operations."

ITEM 6.          SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data of the Company for the five years ended October 31, 1995 which has been derived from the audited consolidated financial statements of the Company and its subsidiaries. All per share amounts have been restated to reflect a 1:50 reverse split completed in May of 1991. Financial data includes the results of operations and financial position relating to the commencement of Venezuelan operations in August of 1992 and the acquisition of TSCI on June 22, 1994. See Notes 1 and 17 in the Notes to the Consolidated Financial Statements for a discussion of economic events occurring in Venezuela in mid-1994 and the resulting impact on operations. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition" and Results of Operations and the Consolidated Financial Statements included elsewhere in this report.

(in thousands except per share amounts)

                                                             YEAR ENDED OCTOBER 31,
                                    1995               1994          1993         1992              1991
                                    ----               ----          ----         ----              ----
Revenues                         $35,408            $25,784       $20,048       $1,889            $1,679
Net income (loss)                   (281)               946         4,558         (606)               72
Average shares outstanding         8,284              7,736         6,907        3,482             3,750
Earnings (loss) per share           (.03)               .12           .66         (.17)              .02

Current assets                    18,573             18,635         9,487        1,414               682
Current liabilities               11,175              9,942         1,163        1,255               296
Property                           6,120              5,314         1,447          914                37
Total assets                      32,482             36,604        11,571        3,256             1,212
Long-term debt                     3,033              6,768         1,754          473               ---

Shareholders equity              $17,467            $15,832        $7,346       $1,086              $916

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended October 31, 1995. This information should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this document.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated in the Company's Consolidated Statements of Operations as a percentage of its revenues.

                                              YEAR ENDED OCTOBER 31,
                                               1995    1994    1993
                                              ------  ------  ------
Revenues                                      100.0%  100.0% 100.0%
                                              -----   -----  -----
Cost of revenues                              78.3%   63.6%   44.3%
General and administrative                    15.4%   16.2%    5.3%
Depreciation and amortization                  5.4%    3.3%    2.0%
Charges related to Latin American operations   ---     5.9%    ---
Translation/transaction losses                 0.3%    3.3%    4.1%
Loss on sale of investments                    0.3%    ---     ---
Interest expense                               3.2%    1.5%    0.3%
Interest and dividend income                   1.9%    1.6%    ---
Income tax (benefit) expense                  (1.0%)   2.5%   11.2%
Minority interest                              0.9%    1.6%   10.1%
Net (loss) income                             (0.8%)   3.7%   22.7%

OVERVIEW

     During 1995, the Company continued to expand its revenue base experiencing significant internal growth in its core domestic telecommunication services segment. However, operating margins and net income were negatively impacted by the severe decline in revenues from Venezuelan telecommunications operations which commenced with economic events in mid-1994 and continued through the first three quarters of fiscal 1995. In addition, the Company's profits were impacted adversely by margins lower than planned from various installation contracts performed by its traffic management segment. Overall, the combination of these factors provided the Company a significant loss of $842,098 or $(.10) per share during the first quarter of fiscal 1995 followed by three quarters of profitability, each improving from the previous quarter. For the fiscal year ended October 31, 1995, the Company had a net loss of $(281,166) or $(.03) per share compared to net income of $946,013 or $.12 per share in 1994.

     See Notes 1 and 13 in the Notes to the Consolidated Financial Statements for a discussion of currency devaluations and charges relating to Venezuelan operations and for information regarding the Company's principal business segments and geographic information.

     During the fourth quarter of fiscal 1995 the Company initiated plans to reorganize and restructure its management and operational organization and facilities in an effort to increase financial controls, reduce its cost structure and assign responsibility. As a result, the Company expects costs of revenues and general and administrative expenses, as a percentage of revenues, to decrease in fiscal year 1996.

     During fiscal 1996, the Company will continue its emphasis on becoming the quality provider of specialized products and services relating to the development of communications infrastructure, serving customers domestically and in Latin America. The Company intends to enhance its core business activities in fiscal year 1996 growing operations and its customer base through aggressive marketing, expansion of services and products offered and through the selective acquisition of communications companies operating in strategic geographic areas.

     In line with this strategy, on December 8, 1995, the Company, through a wholly-owned subsidiary, acquired all of the Common Stock of H. C. Connell , Inc. ("Connell") for approximately $2,300,000 (book value) paid with a promissory note to the seller and with loan proceeds from directors of the Company. Connell, which performs primarily outside plant telecommunication and electric power services to local phone and utility companies, provided the Company expanded market share and a significant new customer. See Note 18 in the Notes to the Consolidated Financial Statements.

      YEAR ENDED OCTOBER 31, 1995 COMPARED TO YEAR ENDED OCTOBER 31, 1994.

     The Company's revenues are derived primarily from hourly or per unit basis contracts for services performed relating to telecommunication services. For products and services performed relating to the installation of traffic management systems, the Company is compensated largely under competitively bid fixed price contracts with time of performance dependent upon the size of the project, normally three months to one year. The Company's profitability on fixed price contracts is partially dependent upon its ability to control material, and particularly, labor costs incurred under such contracts. The award of fixed price contracts are often accompanied by one to three year maintenance contracts which compensate on a per unit basis and typically provide higher margins.

REVENUES

     For the year ended October 31, 1995, consolidated revenue was $35,407,581, representing an increase of $9,623,431 or 37% compared to revenues for the year ended October 31, 1994 of $25,784,150. The overall increase in total revenues is primarily a result of increased revenue from the Company's domestic telecommunication services segment from $2,250,618 in 1994 to $8,992,454 in 1995 and the inclusion of a full year's revenues from the June 21, 1994 acquisition of TSCI. The acquisition of TSCI (which included domestic telecommunication operations) accounted for $31,864,785 or 90% of consolidated revenues in 1995 compared with $11,028,673 or 43% of consolidated revenues in 1994.

     These increases in revenues were offset by the significant decline in revenues from the Company's Latin American operations from $13,782,986 in 1994 to $3,227,750 in 1995, of which 42% of the 1995 amount was generated during the fourth quarter as business began to improve in Latin America.

     The Company expects revenues to continue to increase in fiscal year 1996 based upon current contract backlog and a more favorable Latin American economy which may result in continued improvement in operations in that region. The Company has a contract backlog at February 1, 1996, giving effect to the acquisition of Connell and including estimates related to per unit basis contracts, of approximately $44 million.

COSTS AND EXPENSES

     Costs of revenues increased to $27,719,750 in 1995 from $16,395,098 for the year ended October 31, 1994 and was 78% and 64% of revenues for the years ended October 31, 1995 and 1994, respectively. The decline in gross margin percentage in fiscal year 1995 is primarily attributable to the change in business mix from the relatively high profits associated with Latin American operations to more competitive domestic work. As noted above, Latin American operations were insignificant to consolidated results, particularly during the first three quarters of fiscal 1995. Additionally, in fiscal 1995, margins continued to be lower than expectations on certain fixed price contracts relating to the Company's Traffic Management segment.

     As noted above, the Company anticipates improvement in domestic gross margins in fiscal 1996 to be achieved through employee productivity gains, improved cost controls and efficiencies achieved from the assimilation of recent acquisitions. These areas of operations were adversely impacted during both 1995 and 1994 as a result of the addition of new personnel to meet growth and capital constraints. Consolidated gross profits in fiscal 1996 may be impacted positively if operations in Latin America continue to improve, as discussed previously.

     General and administrative expenses for the year ended October 31, 1995 were $5,464,338 or 15% of revenues compared to $4,166,694 or 16% of revenues for 1994. Included in general and administrative expenses in the last quarter of fiscal 1994 and during the first three quarters of fiscal 1995 were various overhead costs, aggregating approximately $350,000 during 1995, incurred to maintain operations in Venezuela during a period for which there were no material corresponding revenues. In addition, non-recurring legal expenses associated with various capital raising efforts in fiscal 1995 totaled approximately $90,000. The Company also incurred $300,000 of costs in 1995 relating to a joint venture arrangement established to pursue the development and marketing of certain telecommunication equipment in Latin America.
General and administration expenses for 1995 reflect a full year inclusion of costs relating to the mid-1994 acquisition of TSCI.

     Depreciation and amortization expenses were $1,914,064 for the year ended October 31, 1995 or 5.4% of revenues compared to $854,251 or 3.3% of revenues for 1994. The increase in such expenses is primarily attributable to a full year's inclusion of the acquisition of TSCI and additional depreciation resulting from $2,250,904 of equipment purchases required to meet growth in the Company's domestic Telecommunication Services segment.

     For the year ended October 31, 1994, the Company's Venezuelan operations incurred certain charges totaling $1,523,189 relating to severance and certain bad debt charges. In December 1995, the Venezuelan government implemented a further currency devaluation and, as a result, the Company expects to record a charge during the first quarter of fiscal 1996 of approximately $300,000, net of applicable income taxes, relating to the devaluation of certain bolivar denominated cash and accounts receivable. See Notes 12 and 17 of Notes to Consolidated Financial Statements.

     Translation/transaction losses decreased $762,528 from $858,326 in 1994 to $95,798 for 1995. The 1995 amount represents primarily a transaction loss recorded by the Company relating to the effective conversion of $350,000 of its bolivar denominated cash into U.S. dollars. The overall decrease reflects a controlled currency exchange rate in Venezuela that remained unchanged at 170 bolivars = $1 U.S. dollar from the period June 1994, the date of the currency devaluation, until December 1995, which accordingly, results in no translation adjustment. See Note 17 of Notes to Consolidated Financial Statements.

     As discussed above, during fiscal year 1996, the Company expects to record translation/transaction adjustments relating to Venezuelan operations based on management's assessment at the end of each period of the probable realization of U.S. dollars upon the ultimate conversion of its bolivar denominated cash and accounts receivable. However, the Company at this time is unable to assess the likelihood of a further devaluation or other adverse economic events and the resulting impact on operating results.

     In the third quarter of fiscal 1995, the Company incurred a loss of $100,379 on the sale of its investment in certain municipal bond fund units that had a carrying value of $1,408,000.

     Interest expense was $1,117,932 for 1995 or 3.2% of revenues compared to $397,167 or 1.5% of revenues for 1994. This increase is due primarily to a full year's inclusion of debt assumed and incurred in connection with the acquisition of TSCI. The increase as a percentage of revenues also reflects the loss of revenues from Venezuelan operations in fiscal 1995. On November 29, 1995 the Company secured a new credit facility that restructures and refinances substantially all of its existing borrowings. See Note 7 of Notes to the Consolidated Financial Statements.

     The increase in interest and dividend income stems directly from income earned for a full year on various fixed income investments and cash equivalents. A substantial portion of such investments were held as collateral on certain acquisition debt until such debt was refinanced on November 29, 1995. See Note 7 of notes to the Consolidated Financial Statements.

     For fiscal year 1995, the Company recorded a benefit for income taxes of $368,105 on a pretax loss of $332,082 or an effective income tax credit of 111% compared to income tax expense of $632,384 on pretax income of $2,007,727 or an effective tax rate of 40% in 1994. The rate in 1995 results primarily from the reduction in taxes provided on undistributed earnings of foreign subsidiaries.

     Minority interest, which prior to August 1, 1995 represents a shareholder's 20% share of the equity in the Company's Venezuelan corporations, decreased from $429,330 in 1994 to $317,189 in 1995, reflecting, in part, the dramatic decline in operations in Venezuela. On August 1, 1995, the Company entered into an agreement which increased the shareholder's proportionate share of any future earnings to 50%.

      YEAR ENDED OCTOBER 31, 1994 COMPARED TO YEAR ENDED OCTOBER 31, 1993

REVENUES

     For the year ended October 31, 1994 consolidated revenue was $25,784,150, representing an increase of $5,736,232. or 29% compared to the year ended October 31, 1993. The increase was accomplished primarily through the acquisition of TSCI in June 1994, which accounted for $11,028,673 or 43% of consolidated revenues in 1994. Revenues from Latin American operations decreased dramatically in mid-1994 to $13,782,986 from $19,091,367 in 1993 as a result, principally, of economic conditions in Venezuela. During fiscal 1993, over 95% of the Company's revenues and profits were derived from telecommunication service operations in Venezuela.

COSTS AND EXPENSES

     Costs of revenues increased to $16,395,098 in 1994 from $8,873,954 for the year ended October 31, 1993, and was 64% and 44% of revenues for the years ended October 31, 1994 and 1993, respectively. The dramatic decline in gross profits reflects the change in business mix from the relatively strong margins associated with Latin American telecommunication service operations to more competitive domestic work.

     General and administrative expenses increased sharply in fiscal 1994 to $4,166,694 or 16% of revenues from $1,059,543 or 5% of revenues in the prior year. The increase is due principally to a change in cost structure resulting with the acquisition of TSCI. During fiscal 1994, the Company incurred non-recurring expenses of $125,000 and $200,000 relating to the liquidation of a subsidiary and the evaluation of a proposed acquisition, respectively.

     Depreciation and amortization expense increased by $455,372 from $398,879 in 1993 primarily as a result of the acquisition of TSCI and amortization of the goodwill recorded on the transaction.

     Translation/transaction losses, as a percentage of revenues, which relate primarily to Venezuelan operations, were 3% in 1994 and 4% in 1993. During fiscal year 1994 the Company incurred a total of $1,523,189 in severance and certain bad debt charges related to its Venezuelan operations. See Note 17 of Notes to the Consolidated Financial Statements.

     Interest expense increased from $64,460 in fiscal 1993 to $397,167 in 1994 primarily as a result of debt assumed and incurred in connection with the acquisition of TSCI.

Interest and dividend income in 1994 relate to investments in various fixed income securities which collaterialize certain acquisition debt.

     The Company recorded income tax expense in fiscal 1994 of $632,384 or an effective rate of 32% compared to tax expense of $2,242,100 or an effective rate of 25% in 1993.

     The decrease in minority interest from $2,023,517 in 1993 to $429,330 in 1994 reflects the dramatic decline of operations in Venezuela resulting from economic events beginning in July 1994 and related charges recorded during the third and fourth quarters of the same fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and equivalents amounted to $2,952,239 at October 31, 1995 compared to $3,432,349 at October 31, 1994. Cash was impacted during 1995 primarily by first quarter operating losses, capital expenditures and the repayment of certain debt with restricted cash in connection with the refinancing discussed in Note 7 to the Notes to the Consolidated Financial Statements.

     In 1995, cash of $473,795 was generated from operations compared to $4,194,341 in 1994. The decrease in cash flow from operations is primarily attributable to operating losses incurred during the first quarter of 1995, a $417,965 increase in committed inventories and a $1,514,849 reduction of accounts payable and accrued expenses.

     Net cash of $950,004 was used in financing and investing activities during 1995 including the sale of $4,418,233 of restricted investments to liquidate related debt. The most significant use of cash during 1995 was the addition of $2,250,904 of equipment, primarily purchased to meet growth in the Company's domestic telecommunication operations.

     In mid-1994, the Venezuelan government implemented exchange control restrictions which prevents the free convertibility of bolivars to U.S. dollars. However, the Company is permitted to convert its cash bolivars to U.S. dollars through the purchase and sale of certain publicly traded securities, but at a substantial discount from the statutory exchange rate. At October 31, 1995, the Company's Venezuelan operations had approximately $2,007,000 of bolivar denominated net working capital assets, comprised of cash and accounts receivable, which are subject to said restrictions. The Company anticipates such working capital will be utilized to fund improving business in Venezuela and that the exchange control restrictions will not have a material adverse effect on its liquidity.

     As discussed in Note 7 in the Notes to the Consolidated Financial Statements, on November 29, 1995, the Company entered into a $12.5 million credit facility (the "Credit Facility") comprised of a $6,000,000 revolving line of credit collateralized by receivables and inventory, a $2,500,000 equipment loan facility to be secured by new or used equipment purchased, a 60-month Term A loan in the amount of $2,750,000 secured by equipment, and a 36-month Term B loan in the amount of $1,250,000. Each loan will accrue interest at either the prime rate or, at the Company's election, the one (1) month LIBOR rate, plus two and seven tenths percent. Proceeds from the Term A and Term B loans and a portion of the proceeds from the credit line were used to refinance existing debt of the Company, excluding loans from shareholders/directors. The balance of the Line of Credit will be used by the Company for its working capital needs. The Credit Facility contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, funded debt and debt service amounts.

     Investments, which collateralized certain debt at October 31, 1995 and certain borrowings have been classified in the October 31, 1995 balance sheet to reflect the removal of restrictions as a result of the November 29, 1995 refinancing. See Notes 4 and 7 in the Notes to the Consolidated Financial Statements.

     In November 1994, the Company issued 259,434 shares of its common stock to liquidate certain loans from shareholders/directors related to the acquisition of TSCI. The remaining debt balance of $1,307,976 is due in June 1996. On December 8, 1995, the Company issued promissory notes totaling approximately $2.3 million in connection with the acquisition of H.C. Connell. Such notes bear interest at rates of 6% and prime plus 1% and approximately $2.1 million are due June 8, 1996 (the balance is due on December 8, 1996). The
Company anticipates it will need to refinance a portion of the $3.6 million debt incurred in connection with these acquisitions thereby requiring the Company to seek financing alternatives in 1996. However, established working capital and equipment credit facilities are available sources of financing to meet growth needs of the Company's existing operations and the Company expects that its operations will generate sufficient cash flow to service debt under the new Credit Facility. The Company will continue to analyze the financing of acquisitions on a case by case basis.

     No assurance can be given that the Company will achieve refinancing of the acquisition debt on terms acceptable to the Company. In addition, economic downturns, increased interest rates or other adverse developments could impair the Company's ability to service its indebtedness, which in turn, may reduce its ability to fund internal growth, additional acquisitions and capital expenditures.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1995, the Financial Accounting Standards Board issued Statements No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and No. 123, "Accounting for Stock Based Compensation," which are effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of these standards will not have a material effect on the Company's consolidated results of operations or financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and related notes and independent auditors' reports are included herein under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's former independent accountants, Mercurio & Associates, P.A. and KPMG Peat Marwick LLP, who had been engaged by the Company to audit its consolidated financial statements for the fiscal years ended October 31, 1993 and 1994, respectively, were dismissed by the Company on June 7, 1994 and October 9, 1995, respectively. The reports of Mercurio & Associates, P.A. and KPMG Peat Marwick LLP on the Consolidated Financial Statements of the Company contained no adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles used with the exception of the adoption of Financial Accounting Standards No. 109, Accounting for Income Taxes. Both decisions by the Company to change accountants were recommended by the audit committee and approved by its Board of Directors. From their appointment to the dismissal of the former accountants there were no disagreements with the former accountants on any matters of accounting principles or practice, financial statement disclosure, or auditing scope or procedure in connection with their reports.

     On October 11, 1995, the Board of Directors of the Company approved the appointment of Ernst & Young LLP as its principal accountant to audit the Company's Consolidated Financial Statements for the year ended October 31, 1995.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Company's 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERS OF CERTAIN BENEFICIAL OWNERS AND
         PRINCIPAL SHAREHOLDERS

     The information required by this Item is incorporated by reference to the Company's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a)1.  Financial statements and financial statement schedules

       The following consolidated financial statements of Able Telcom Holding Corp. and subsidiaries are included in Item 8.

       Reports of Independent Certified Public Accountants

       Consolidated Financial Statements

         Consolidated Balance Sheets -- October 31, 1995 and 1994

         Consolidated Statements of Operations -- Years ended October 31, 1995,
           1994 and 1993

         Consolidated Statements of Shareholders' Equity -- Years ended October
           31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows -- Years ended October 31, 1995,
           1994 and 1993

         Notes to Consolidated Financial Statements -- October 31, 1995

       Financial Statement Schedule

         II.  Valuation and Qualifying Accounts

(a)2. The financial statement schedule for the years ended October 31, 1995, 1994, and 1993 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of the Company.

       Schedule II  Valuation and Qualifying Accounts.....................F-29

       Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)3. Exhibits.

      The exhibits listed on the accompanying Index to Exhibits immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Report.


 No.                              Description
 ---                              -----------
 3.1   Articles of Incorporation of the Registrant, as amended to date(1)
 3.2   Bylaws of the Registrant, as amended to date(1)
 4.1   Articles of Incorporation (incorporated by reference to Exhibit
       3.1)(1)
 4.2   Bylaws (incorporated by reference to Exhibit 3.2)(1)
 4.3   Specimen Stock Certificate(1)
 4.4   Forms of "A" Warrant and "B" Warrant(1)
 4.5   Gaines Option(1)
 4.6   Osborne Option(1)
 4.7   Specimen Common Stock Certificate(1)
 4.8   Warrant Agreement with Broad Capital(2)
10.1   Shareholders Agreement between Bill B. Caudill, Frazier L.
       Gaines, Gideon Taylor and Able Telcom Holding Corp. dated
       September 1, 1993(1)
10.2   Stock Option Agreement with Daniel L. Osborne(1)
10.3   Stock Option Agreement with Frazier L. Gaines(1)
10.4   Consulting Agreement with Tom Payne(1)
10.5   A package of agreements referring to particular work
       authorization from CANTV Caracas, Venezuela(1)
10.6   Employment Agreement with Gideon Taylor(1)
10.7   Employment Agreement with Frazier L. Gaines(1)
10.8   Employment Agreement with Bill B. Caudill(1)
10.9   Consulting Agreement with J.E. Johnson, III(1)
10.10  Master Agreement with AT&T(1)
10.11  Master Agreement with GTE(1)
10.12  Employment Agreement with Clark W. Barlow(2)
10.14  Note Restructuring Agreements with former principals of TSCI(2)
10.16  Stock Purchase Agreement between the Registrant and H.C. and Lois
       A. Connell, dated November 6, 1995(3)
10.17  Amendment to Stock Purchase Agreement between the Registrant and
       H.C. and Lois A. Connell, dated December 8, 1995(3)
10.18  Consulting Agreement between the Registrant and H.C. Connell, dated November 6, 1995(3)
10.19  Form of $1,465,075 Promissory Note from H.C. Investments, Inc. to
       H.C. and Lois Connell, dated December 8, 1995(3)
10.20  Form of $250,000 Promissory Note from H.C. Investments, Inc. to
       H.C. and Lois Connell, dated December 8, 1995(3)
10.21  Form of $250,000 Promissory Note from H.C. Investments, Inc. to
       Bill B. Caudill, dated December 8, 1995(3)

 No.                    Description
 ---                    -----------
10.22  Form of $250,000 Promissory Note from H.C.
       Investments, Inc. to Frazier Gaines, dated
       December 8, 1995(3)
10.23  Term Loan and Revolving Line of Credit
       Facility between the Registrant and SunTrust
       Bank, South Florida N.A. effective as of
       November 29, 1995(3)
10.24  Employment Agreement with William J. Mercurio
 11    Computation of Per Share Earnings
 21    List of subsidiaries as of October 31, 1995
 27    Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K.

       A report filed on Form 8-K dated December 22, 1995 was filed under Item 2 for the acquisition of H.C. Connell, Inc. and
       Item 5 for the refinancing loan consolidating the Company's debt.

       A report filed on Form 8-K dated October 9, 1995 and one dated October 17, 1995 was filed under Item 4 for the change in accountants by the Registrant.


  (1) Previously filed with the Commission as exhibits to the Company's registration statement on Form S-1 (Registration #33-65854) ordered effective by the Commission on February 26, 1994, as amended.
  (2) Previously filed with the Commission as exhibits to the Company's Form 10-K filed for fiscal year 1994.
  (3) Previously filed with the Commission as exhibits to the Company's Form 8-K dated December 22, 1995.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ABLE TELCOM HOLDING CORP.

                         By: /s/ William J. Mercurio       February 13, 1996
                            ------------------------------------------------
                            WILLIAM J. MERCURIO, President       (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




   Signatures                    Title             Date Signed
   ----------                    -----             -----------
/s/  Clark Barlow         Chairman of the Board  February 13, 1996
-----------------                                -----------------
CLARK BARLOW

/s/  William J. Mercurio  President and Chief
------------------------  Executive Officer      February 13, 1996
WILLIAM J. MERCURIO                              -----------------

/s/  Daniel L. Osborne    Chief Financial and
----------------------    Accounting Officer,    February 13, 1996
DANIEL L. OSBORNE         Secretary (principal   -----------------
                          financial officer,
                          principal accounting
                          officer)

/s/ Frazier L. Gaines
---------------------     Director               February 13, 1996
FRAZIER L. GAINES                                -----------------

/s/  Bill B. Caudill
--------------------      Director               February 13, 1996
BILL B. CAUDILL                                  -----------------

/s/  C. Douglas Hubbard
-----------------------
C. DOUGLAS HUBBARD        Director               February 13, 1996
D.                                               -----------------

/s/  James C. Nix, Jr.
----------------------    Director               February 13, 1996
JAMES C. NIX, JR.                                -----------------

/s/  William D. Callahan
------------------------  Director               February 13, 1996
WILLIAM D. CALLAHAN                              -----------------

/s/  Robert Nelles
------------------        Director               February 13, 1996
ROBERT NELLES                                    -----------------

/s/  Gideon Taylor
------------------        Director               February 13, 1996
GIDEON TAYLOR                                    -----------------




                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES



                                                   PAGE
Reports of Independent Certified Public
  Accountants                                      F-2
  Consolidated Financial Statements
  Consolidated Balance Sheets                      F-5
  Consolidated Statements of Operations            F-7
  Consolidated Statements of Shareholders' Equity  F-8
  Consolidated Statements of Cash Flows            F-10
  Notes to Consolidated Financial Statements       F-12
Financial Statement Schedule:
  II.  Valuation and Qualifying Accounts           F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Able Telcom Holding Corp.:


We have audited the accompanying consolidated balance sheet of Able Telcom Holding Corp. and subsidiaries (the "Company") as of October 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended October 31, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Able Telcom Holding Corp. and subsidiaries at October 31, 1995, and the consolidated results of their operations and the cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, for the year ended October 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                       /s/ Ernst & Young LLP

West Palm Beach, Florida
January  26, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors
Able Telcom Holding Corp.:


We have audited the accompanying consolidated balance sheet of Able Telcom Holding Corp. and subsidiaries (the "Company") as of October 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the 1994 financial statement schedule as listed in Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1994 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(e) to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective as of November 1, 1993.





                                                    /s/ KPMG Peat Marwick LLP

February 16, 1995

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Able Telcom Holding Corp.:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Able Telcom Holding Corp. and subsidiaries (the "Company") for the year ended October 31, 1993. Our audit also included for the year ended October 31, 1993, the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and its cash flows of Able Telcom Holding Corp. and subsidiaries for the year ended October 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, for the year ended October 31, 1993, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                            /s/ MERCURIO & ASSOCIATES, P.A.

January 24, 1994

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                              October 31,
                                                              -----------
Assets                                                   1995              1994
------                                                   ----              ----
Current assets:
Cash and equivalents                            $   2,952,239    $    3,432,349
Investments, net                                      571,875               ---
Accounts receivable, net                           10,529,124       11, 412,247
Inventories                                         3,535,622         3,182,304
Prepaid expenses and other                            831,908           608,097
Deferred Income Taxes                                 151,879               ---
                                                   ----------       -----------
Total current assets                               18,572,647        18,634,997
Property and equipment, net                         6,119,608         5,314,084
Other assets:
Investments, restricted, net                              ---         4,743,662
Deferred income taxes                                 331,739               ---
Goodwill and contractual rights, net                7,203,761         7,699,151
Other                                                 254,461           211,778
                                                   ----------       -----------
Total other assets                                  7,789,961        12,654,591
                                                   ----------       -----------
Total assets                                    $  32,482,216    $   36,603,672
                                                   ==========       ===========

See accompanying notes to consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                      October 31,
                                                                      -----------
Liabilities and Shareholders' Equity                        1995                            1994
------------------------------------                        ----                            ----
Current liabilities:
Current portion of long-term debt                  $   2,222,369                   $   1,524,422
Notes payable to shareholders/directors                1,557,976                             ---
Lines of credit                                        3,220,000                       2,842,000
Accounts payable                                       3,446,123                       4,189,891
Accrued expenses                                         728,282                       1,385,435
                                                      ----------                      ----------
Total current liabilities                             11,174,750                       9,941,748
Deferred income taxes                                        ---                          69,550
Long-term debt, excluding current portion              3,033,000                      6,768, 357
Notes payable to shareholders/directors                      ---                       3,000,000
                                                      ----------                      ----------
Total liabilities                                     14,207,750                      19,779,655
Minority interests                                       807,955                         991,561
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value, authorized
25,000,000 shares; issued and outstanding
8,193,212 shares in 1995
and 7,871,771 in 1994                                      8,193                           7,872
Additional paid-in capital                            12,790,196                      10,969,121
Unrealized loss on investments,  net                     (53,125)                       (146,950)
Retained earnings                                      4,721,247                       5,002,413
                                                      ----------                      ----------
Total shareholders' equity                            17,466,511                      15,832,456
                                                      ----------                      ----------
Total liabilities and shareholders' equity         $  32,482,216                   $  36,603,672
                                                      ==========                      ==========

See accompanying notes to consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS







                                                     For the years ended October 31,
                                                 -------------------------------------
                                                   1995             1994             1993
                                             ----------       ----------       ----------
Revenues                                  $  35,407,581    $  25,784,150    $  20,047,918
                                             ----------       ----------       ----------
Costs and expenses:
  Costs of revenues (exclusive of
    depreciation and amortization shown
    separately below)                        27,719,750       16,395,098        8,873,954
  General and administrative                  5,464,338        4,166,694        1,059,543
  Depreciation and amortization               1,914,064          854,251          398,879
  Charges related to Latin
  American operations                               ---        1,523,189              ---
  Translation/transaction losses, net            95,798          858,326          827,673
  Loss on sale of investments                   100,379              ---              ---
  Interest expense                            1,117,932          397,167           64,460
  Interest and dividend income                 (672,598)        (418,302)             ---
                                             ----------       ----------       ----------
    Total costs and expenses                 35,739,663       23,776,423       11,224,509
                                             ----------       ----------       ----------
(Loss) income before income taxes and
minority interest                              (332,082)       2,007,727        8,823,409
Income tax (benefit) expense                   (368,105)         632,384        2,242,100
                                             ----------       ----------       ----------
Income before minority interest                  36,023        1,375,343        6,581,309
Minority interest                              (317,189)        (429,330)      (2,023,517)
                                             ----------       ----------       ----------
    Net (loss) income                     $    (281,166)   $     946,013    $   4,557,792
                                             ==========       ==========       ==========
(Loss) income per common share and
  common equivalent share:
    Primary                               $        (.03)   $         .12    $         .71
                                             ==========       ==========       ==========
    Fully diluted                         $        (.03)   $         .12    $         .66
                                             ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                     Common Stock       Preferred Stock     Additional   Unrealized  Retained Earnings
                                  ------------------    ----------------     Paid-in      Loss on
                                  Shares      Amount    Shares     Amount    Capital     Investments     (Deficit)     Total
                                  ----------------------------------------------------------------------------------------------
Balance at October 31, 1992      5,020,410    5,020      63,000    $6,300     1,532,045    $   ---     $(457,312)    $1,086,053

  Issuance of common stock to
    liquidate  notes payable to
    shareholders                   446,955      447         ---       ---       462,611        ---           ---        463,058
  Issuance of common stock for
    services rendered               90,960       91         ---       ---       122,909        ---           ---        123,000
  Conversion of preferred stock
    and  cumulative dividends      285,723      286     (63,000)  (63,300)       50,094        ---       (44,080)           ---
  Issuance of common stock as
    bonuses to key employees and
    officers                        78,500       79         ---       ---       182,671        ---           ---        182,750
  Issuance of common stock in
    connection with settlement of
    litigation                      49,000       49         ---       ---       244,951        ---           ---        245,000
  Issuance of common stock for
    exercise of stock options      200,000      200         ---       ---       674,800        ---           ---        675,000
  Issuance of common stock for
    acquisition                      5,000        5         ---       ---        13,495        ---           ---         13,500

Net income                             ---      ---         ---       ---           ---        ---     4,557,792      4,557,792
                                 ---------    -----   ---------  --------     ---------   --------     ---------      ---------
Balance at October 31, 1993      6,176,548    6,177         ---       ---     3,283,576        ---     4,056,400      7,346,153
                                 =========    =====   =========  ========     =========   ========     =========      =========

See accompanying notes to consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)


                                            Common Stock      Preferred Stock    Additional   Unrealized    Retained
                                        -------------------   ---------------     Paid-in      Loss on      Earnings
                                          Shares     Amount  Shares    Amount     Capital    Investments   (Deficit)       Total
                                        ------------------------------------------------------------------------------------------
Balance forward                        6,176,548     $6,177    ---      $---      $3,283,576     $ ---    $4,056,400   $7,346,153

   Issuance of common stock for
      exercise of stock options          199,500        199    ---       ---          32,051       ---           ---       32,250
   Tax benefit for exercise of stock
      options                                ---        ---    ---       ---         812,525       ---           ---      812,525
   Issuance of common stock for services
      rendered                            30,000         30    ---       ---          29,970       ---           ---       30,000
   Tax benefit on issuance of common
      stock for services rendered            ---        ---    ---       ---         116,889       ---           ---      116,889
   Issuance of common stock for exercise
      of warrants                        192,993      1,193    ---       ---       4,364,129       ---           ---    4,365,322
   Issuance of common stock
      for acquisition                    272,730        273    ---       ---       2,249,720       ---           ---    2,249,993
   Remittance by officer relating to
      profits on stock transactions          ---        ---    ---       ---          80,261       ---           ---       80,261
   Unrealized loss on
      investments, restricted,
      net of tax effect                      ---        ---    ---       ---             ---  (146,950)          ---     (146,950)
   Net income                                ---        ---    ---       ---             ---       ---       946,013      946,013
                                       ---------     ------  -----   -------     -----------  --------    ----------  -----------
Balance at October 31, 1994            7,871,771      7,872    ---       ---      10,969,121  (146,950)    5,002,413   15,832,456

   Issuance of common stock
      to liquidate notes payable
      to shareholders/directors          259,434        259    ---       ---       1,499,741       ---           ---    1,500,000
   Issuance of common stock
      for exercise of warrants            67,007         67    ---       ---         334,829       ---           ---      334,896
   Cancellation of common
      stock previously issued
      for acquisition                     (5,000)        (5)   ---       ---         (13,495)      ---           ---      (13,500)
   Change in unrealized loss
      on investments                         ---        ---    ---       ---             ---    93,825           ---       93,825
   Net loss                                  ---        ---    ---       ---             ---       ---      (281,166)    (281,166)
                                       ---------     ------  -----   -------     -----------  --------    ----------  -----------
Balance at October 31, 1995            8,193,212     $8,193    ---   $   ---     $12,790,196  $(53,125)   $4,721,247  $17,466,511
                                       =========     ======  =====   =======     ===========  ========    ==========  ===========

See  accompanying notes to consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                 For the years ended October 31,
                                                                 -------------------------------
                                                              1995              1994               1993
                                                        ----------       -----------         ----------
Operating Activities:
  Net (loss) income                                      $(281,166)      $   946,013         $4,557,792
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Depreciation and amortization                      1,914,064           854,251            398,879
      Bad debt expense                                      86,593         1,012,202                ---
      Deferred income taxes                               (439,341)       (1,423,195)         1,492,745
      Loss on sale of investments                          100,379               ---                ---
      Translation/transaction losses                        95,798           858,326            827,673
      Minority interest                                    317,189           429,330          2,023,517
      Common Stock issued for services                         ---            30,000            315,750
  Changes in assets and liabilities, net of
    effects from acquisition:
      Decrease (increase) in accounts receivable           796,530         1,474,805         (6,115,673)
      (Increase) decrease in inventories                  (353,318)          448,597             86,665
      Decrease in other receivables                            ---           402,051            194,427
      (Increase) in prepaid expenses and other            (223,811)         (410,743)           (28,542)
      (Increase) in other assets                           (24,373)           (3,873)               ---
      (Decrease) increase in accounts payable
        and accrued expenses                            (1,514,749)        (423,423)            296,662
                                                        ----------       -----------         ----------
        Net cash provided by operating activities          473,795         4,194,341          4,049,895
                                                        ----------       -----------         ----------
Investing Activities:
      Purchases of property and equipment               (2,250,904)       (1,835,377)          (860,553)
      Purchase of investments                             (350,000)       (4,972,920)               ---
      Sale of investments                                4,418,233               ---                ---
      Business acquisitions, net of cash acquired              ---        (6,422,610)               ---
      Investments under the equity method                      ---           (50,000)           (18,205)
                                                        ----------       -----------         ----------
        Net cash provided by (used in) investing
          activities                                     1,817,329       (13,280,907)          (878,758)
                                                        ----------       -----------         ----------
Financing Activities:
      Net borrowings under lines of credit                 378,000           495,999                ---
      Borrowings (repayments)  from
      shareholders/ directors                               57,976          (260,846)           751,300
      Proceeds from long-term debt                         737,758         7,954,175            396,921
      Payments on long-term debt                        (3,775,168)       (1,610,346)          (609,002)
      Distributions to minority interests                 (500,795)         (745,962)         (1,051,49)

See accompanying notes to consolidated financial statements.
                                                                            F-10

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                                                                     For the years ended October 31,
                                                                                  -------------------------------------
                                                                             1995                   1994                     1993
                                                                      -----------             ----------               ----------
      Foreign currency translation adjustment                                 ---               (277,764)                (766,376)
      Loans from minority interest owners                                     ---                    ---                  225,896
      Repayment of loans from minority interest owners                        ---                    ---                 (636,461)
      Proceeds from exercise of stock options                                 ---                 32,250                  675,000
      Tax benefit for exercise of stock options and
        issuance of Common Stock for services rendered                        ---                929,414                      ---
      Proceeds from exercise of warrants                                  334,896              4,365,322                      ---
      Proceeds from officer relating to profits on stock
        transactions                                                          ---                 80,261                      ---
                                                                      -----------             ----------               ----------
          Net cash (used in) provided by financing activities          (2,767,333)            10,962,503               (1,014,218)
                                                                      -----------             ----------               ----------
Effect of exchange rate changes on cash
and equivalents                                                            (3,901)              (580,562)                (61,297)
                                                                      -----------             ----------               ----------
(Decrease) increase in cash and equivalents                              (480,110)             1,295,375                2,095,622
Cash and equivalents at beginning of year                               3,432,349              2,136,974                   41,352
                                                                      -----------             ----------               ----------
Cash and equivalents at end of year                                   $ 2,952,239             $3,432,349               $2,136,974
                                                                      ===========             ==========               ==========
Supplemental disclosures of cash flow information:
  Non-cash transactions affecting operating,
    investing and financing activities:
    Operating activities:
      Issuance of Common Stock for services                           $       ---             $   30,000               $  315,750
                                                                      ===========             ==========               ==========
    Investing activities:
      Issuance of Common Stock for litigation settlement
        and acquisition                                               $       ---             $      ---               $  258,500
                                                                      ===========             ==========               ==========
    Financing activities:
      Issuance of Common Stock for acquisition                                ---             $2,249,993                      ---
      Common Stock issued to repay
        shareholders/directors loans                                  $(1,500,000)                   ---               $ (463,050)
      Issuance of notes payable to shareholders/directors                     ---              3,000,000                      ---
      Preferred stock and dividends converted into
        Common Stock                                                          ---                    ---                   44,080
                                                                      -----------             ----------               ----------
                                                                      $(1,500,000)            $5,249,993               $ (418,978)
                                                                      ===========             ==========               ==========
Interest paid                                                         $   933,302             $  322,167               $  133,884
                                                                      ===========             ==========               ==========
Income taxes paid, net of refunds                                     $   168,460             $  816,143               $  771,146
                                                                      ===========             ==========               ==========

See accompanying notes to consolidated financial statements.

                          ABLE TELCOM HOLDING CORP.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              October 31, 1995



(1)   THE COMPANY

      Able Telcom Holding Corp. and subsidiaries (the "Company") provide maintenance, installation and engineering services relating to telecommunication networks to domestic and Latin American telephone companies. In addition, the Company acquired a subsidiary in June 1994 which provides specialty products and services relating to traffic management systems, primarily to the Florida and Virginia departments of transportation.

      Prior to June 1994, the Company conducted its telecommunication related service operations primarily through two 80% owned subsidiaries in Venezuela. Approximately 6% of the Company's 1995 revenues (53% in 1994 and 95% in 1993) were generated from these operations. During the second half of the year ended October 31, 1994, the Company's Venezuelan operations decreased dramatically as a result of economic and political instability, including severe foreign currency exchange control restrictions and a major currency devaluation. See Note 17 for a discussion of currency devaluations.

      The Company also has interests in various inactive corporations both foreign and domestic. Such corporations were formed to pursue various business interests both in the foreign and domestic telecommunications markets. Results of their operations, which consist primarily of costs to maintain their existence, are immaterial.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the
           Company and its subsidiaries.   All material intercompany
           accounts and transactions have been eliminated. Operations for the subsidiaries acquired during the fiscal year ended October 31, 1994 (see Note 3) are included in the consolidated results of operations since the date of acquisition.

      (B)  REVENUE RECOGNITION

           Revenues from telecommunication related contracts are recognized at the time services are rendered and accepted by the customer. Prospective losses on contracts are provided for when they become known. Revenue from contracts relating to traffic management products and services is reported on a units of production method for financial statement purposes. These contracts typically consist of various separate pay items which are based on a fixed price per unit. The revenue for each contract reflected in the accompanying consolidated statements of operations represents units of production multiplied by the unit prices for work performed and delivered during the year. When estimates of costs to complete a contract indicate a loss, a current provision is made for the entire estimated loss.

                          ABLE TELCOM HOLDING CORP.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              October 31, 1995





(C)  INVENTORIES

     Inventories are valued at the lower of first-in, first-out cost or market and are summarized as follows at October 31:

                                               1995            1994
                                               ----            ----
                   Raw materials          $  1,719,338    $  1,783,985
                   Committed inventory       1,816,284       1,398,319
                                          ------------    ------------
                                          $  3,535,622    $  3,182,304
                                          ============    ============


(D)  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets.

(E)  INCOME TAXES

     As of November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement
     109), which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.

     Pursuant to the deferred method under Accounting Principles Board Opinion No. 11, which was applied in 1993, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

(F)  GOODWILL AND CONTRACTUAL RIGHTS

     Goodwill amounts are being amortized on a straight-line basis over 10 to 20 years. Contractual rights which relate to master telecommunication contracts, are being amortized on a straight-line basis over 5 to 10 years. Intangible assets are net of

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




           accumulated amortization of $733,934 in 1995 and $265,250 in 1994. Amortization expense amounted to $468,684, $188,894 and $73,606 for the years ended October 31, 1995, 1994 and 1993, respectively. Periodically, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at October 31, 1995.

     (G)   CASH AND EQUIVALENTS

           The Company considers all unrestricted highly liquid securities (consisting principally of short-term money market investments and treasury notes) with a maturity or redemption option of three months or less at the date of purchase to be cash equivalents.

           The Company maintains cash and equivalents with various financial institutions. These financial institutions are located throughout the country and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

      (H)  FOREIGN CURRENCY TRANSLATION

           In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company's subsidiaries in Latin America are remeasured using the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the year end exchange rate. Non-monetary assets and liabilities, and related income statement accounts are remeasured at historical exchange rates. All other revenues and expenses are remeasured at the average monthly exchange rates. See
           Note 17 for a discussion of currency devaluations.

       (I) INVESTMENTS

           As of November 1, 1994, the Company adopted Statement of
           Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". Under this statement, the Company's investments are classified as "available for sale" and, accordingly, are recorded at the quoted market value as of October 31, 1995 with an offsetting adjustment to shareholders' equity, net of tax. In accordance with the statement, prior period financial statements have not been restated to reflect the change in accounting principle. However, because the presentation of the Company's investments in prior years is the same as that adopted

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




           under Statement No. 115, there is no cumulative effect adjustment recognized in net loss and related per share amounts for the year ended October 31, 1995.

      (J)  STOCK COMPENSATION

           The Company currently follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options.
           During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation", which is effective for fiscal years beginning after December 15, 1995.
           The adoption of this statement is not expected to have a material impact on the financial condition or results of operations of the Company.

      (K)  RECLASSIFICATIONS

           Certain items in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(3)   ACQUISITIONS

      On June 22, 1994, the Company acquired all of the outstanding capital stock of Transportation Safety Contractors, Inc. and its affiliates ("TSCI"). The acquisition was accounted for under the purchase method. TSCI's results of operations are included in the consolidated statements of operations since the date of acquisition. Of the total purchase price of $12.0 million, the Company paid $6.0 million in cash and issued 272,730 shares of restricted Common Stock and $3.0 million of promissory notes to the principals of TSCI. The total cost of the acquisition exceeded the fair value of the net assets of TSCI by $6,777,017. The excess is being amortized on a straight-line basis over a period of 20 years. Amortization expense amounted to $339,621 in 1995 and $102,048 in 1994. In November, 1994, the promissory notes totaling $3.0 million were renegotiated resulting in $1.5 million of the notes being converted into 259,434 shares of restricted Common Stock of the Company. No gain or loss on extinguishment was recognized in connection with this transaction.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




      The following summarizes the unaudited pro forma results of the Company's operations for the years ended October 31, 1994 and 1993, assuming the acquisition occurred as of the beginning of the respective periods. The pro forma results are presented for purposes of additional analyses only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.



                                                                     (Unaudited)
                                                        --------------------------------------
                                                             1994                   1993
                                                             ----                   ----
      Revenues                                          $  44,406,930         $    41,312,406
      Net income                                        $     622,800         $     5,537,812
      Net income per share - fully diluted              $         .08         $           .77

      In June 1994, the Company acquired a 75% interest in a Brazilian telecommunications company for $144,000 plus $356,000 in working capital contributions. The acquisition was accounted for using the purchase method with the total cost exceeding the fair value of the net assets by $496,906. The excess is being amortized on a straight-line basis over a period of 10 years. The acquisition did not have a material pro forma impact on operations.

(4)   INVESTMENTS, NET

      At October 31, 1995, investments consist of preferred equity securities. These investments, which have a cost basis of $625,000, are classified as available-for-sale and, accordingly, are carried at their fair market value of $571,875. The unrealized loss on these investments of $53,125, net of tax, is included as a separate component of shareholders' equity

      At October 31, 1994, investments, restricted, net include:


        U.S. Treasury Bills            $  2,200,000
        Municipal bond fund               1,408,000
        Preferred equity securities       1,364,920
                                       ------------
        Investments at cost               4,972,920
        Unrealized loss                    (229,258)
                                       ------------
        Investments at fair value      $  4,743,662
                                       ============

      At October 31, 1994, investments in the municipal bond fund and preferred equity securities are carried at the lower of cost or fair market value. The fair values of these investments are based on quoted market prices as of the balance sheet date. The U.S. Treasury Bills are carried at cost which approximates fair market value.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995





      Investment income, comprised of dividends and interest income, amounted to $263,502 and $187,724 for the years ended October 31, 1995 and 1994, respectively.

      As of October 31, 1995 and 1994, the above investments (and certain cash equivalents at October 31, 1995 totaling $1,779,845) collateralize long-term debt totaling $3,317,014 and $6,445,333, respectively, and the use of such assets was restricted by the Company. However, these restrictions were removed in connection with the refinancing as discussed in Note 7. Accordingly, investments have been classified as current in the October 31, 1995 balance sheet to reflect the removal of the restrictions.

      During 1995, the Company sold investment securities; the proceeds and realized loss from this sale totaled $4,418,233 and $100,379, respectively.

(5)   ACCOUNTS RECEIVABLE, NET

      Accounts receivable are recorded net of an allowance for doubtful accounts of $535,914 and $1,278,933 at October 31, 1995 and 1994,
      respectively. Accounts receivable include retainage which has been billed but is not due until approximately 90 days after the services are rendered and accepted by the customer. Retainage aggregated $1,410,832 and $1,315,922 at October 31, 1995 and 1994, respectively. A significant portion of accounts receivable is derived from two major customers (see
      Note 12).

(6)   PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consists of the following at October 31:


                                                        1995               1994           Depreciable Life
                                                        ----               ----           ----------------
       Land                                      $       242,000    $       242,000
       Buildings                                       1,125,121          1,201,698          15-27 years
       Furniture, fixtures and equipment               7,204,304          4,930,815            5-7 years
                                                 ---------------    ---------------
                                                       8,571,425          6,374,513
       Less accumulated depreciation                  (2,451,817)        (1,060,429)
                                                 ---------------    ---------------
       Property and equipment, net               $     6,119,608    $     5,314,084
                                                 ===============    ===============

      Depreciation expense amounted to $1,445,380 in 1995, $665,357 in 1994 and $327,821 in 1993.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




(7) BORROWINGS

      The Company's borrowings consist of the following at October 31:

LINES OF CREDIT:                                                  1995                                     1994
                                                                  ----                                     ----
  Bank line of credit ($2,250,000 maximum
    limit), due on demand; interest payable
    monthly at prime (8.75% at October 31,
    1995); unsecured                                          $  2,095,000                            $  1,600,000

  Bank line of credit ($750,000 maximum
    limit); due on demand; interest payable
    monthly at prime (8.75% at October 31,
    1995); unsecured; personally guaranteed by
    an officer of the Company                                      625,000                                 742,000

  Bank line of credit ($500,000 maximum
    limit); due on demand; interest payable
    monthly at prime (8.75% at October 31,
    1995); unsecured                                               500,000                                 500,000
                                                              ------------                            ------------
       Total lines of credit                                  $  3,220,000                            $  2,842,000
                                                              ============                            ============
NOTES PAYABLE TO SHAREHOLDERS/DIRECTORS:

  Notes payable to shareholders/directors;
    principal due June 1996, interest due
    quarterly at 10%; personally guaranteed by a
    shareholder/director of the Company                       $  1,307,976                            $  3,000,000

  Note payable to director; principal due on
    demand; interest due quarterly at prime
    (8.75% at October 31, 1995);  unsecured                        250,000                                     ---
                                                              ------------                            ------------
       Total notes payable to shareholders/directors          $  1,557,976                            $  3,000,000
                                                              ============                            ============

LONG-TERM DEBT:
  Note payable to bank; payable in monthly
    installments of $83,333 plus interest based
    on the 30 day commercial paper rate (5.25%
    at October 31, 1995) plus 3%; collateralized
    by certain investments (see Note 4 ) and
    Company shares owned by two shareholders/directors        $  2,081,183                            $  2,833,333

  Notes payable to bank; payable in monthly
    installments of $49,442 plus interest at
    prime (8.75% at October 31, 1995); secured
    by related equipment                                         1,537,527                               1,392,937

  Term loan payable to bank; interest based on
    the LIBOR rate (5.94% at October 31, 1995)
    plus  3/4%; collateralized by certain
    investments (see Note 4) and Company shares
    owned by two shareholders/directors                          1,235,831                               3,612,000

  Mortgage note payable to bank; payable in
    monthly installments of $1,604 plus interest
    at prime (8.75% at October 31, 1995) plus
    1/2%; collateralized by land and building
    with a carrying value of approximately
    $442,500 as of October 31, 1995; personally
    guaranteed by shareholders/directors                           308,000                                 327,250


                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




  Note payable to bank; payable in monthly
    installments of $2,700 plus interest at
    7.75%; secured by related equipment                             92,828                                 125,223
  Equipment notes at 10%                                               ---                                   2,036
                                                              ------------                            ------------
       Total long-term debt                                      5,255,369                               8,292,779

       Less current portion, giving effect to the
          November 29, 1995 refinancing as of October
          31, 1995                                              (2,222,369)                             (1,524,422)
                                                              ------------                            ------------
  Long-term debt, excluding current portion                   $  3,033,000                            $  6,768,357
                                                              ============                            ============

      Effective November 29, 1995 the Company entered into a Term Loan and Revolving Line of Credit Facility with a new lender ("Lender") totaling $12,500,000 (the "Credit Facility"). The Credit Facility is comprised of the following components: (i) a $6,000,000 revolving line of credit (the "Line of Credit"), (ii) a $2,500,000 equipment loan facility (the "Equipment Loan Facility"), (iii) a 60 month Term A loan in the amount of $2,750,000 (the "Term A Loan"), and (iv) a 36 month Term B loan in the amount of $1,250,000 (the "Term B Loan"). The Line of Credit, the Term A Loan and the Term B Loan are each evidenced by separate promissory notes with varying maturities. Each loan will accrue interest at either the Lender's prime rate or, at the Company's election, the one (1) month LIBOR rate plus two and seven tenths percent. Proceeds from the Term A, Term B and a portion of the proceeds from the credit line were used to refinance existing debt of the Company. The balance of the Line of Credit will be used by the Company for its working capital needs. The Credit Facility contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, funded debt and debt service amounts.

      The aggregate maturities of long-term debt for years subsequent to October 31, 1995, giving effect to the refinancing, are as follows:

                                          Amount
                                          ------
                    1996               $  2,222,369
                    1997                    966,667
                    1998                    966,667
                    1999                    550,000
                    2000                    549,666
                                       ------------
                                       $  5,255,369
                                       ============

      Included in interest expense is $114,720 for 1995, $14,787 for 1994, and $10,072 for 1993 related to notes payable to shareholders/directors.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995





(8) SHAREHOLDERS' EQUITY

    (A)    COMMON STOCK

           The Company has authorized 25 million shares of it's $.001 per value Common Stock of which 8,193,212 shares were issued and outstanding at October 31, 1995. (7,871,771 in 1994)

           In October 1991, the Company issued, pursuant to a Preferred Stock offering, 45,000 units each consisting of one share of Class A Convertible Preferred Stock and ten Class A Warrants at a price of $10 per unit. Net proceeds to the Company aggregated $378,697. An additional 18,000 units were issued during 1992 and net proceeds totaled $170,500. These amounts were recorded as Preferred Stock and additional paid-in capital. Each Class A Warrant was exercisable at $2.50 and entitled the Warrant holder to receive one share of Common Stock and one Class B Warrant. Each Class B Warrant was exercisable at $5 and entitled the Warrant holder to receive one share of Common Stock. During the year ended October 31, 1993, shareholders, including related parties, converted all of the Class A Convertible Preferred Stock outstanding (63,000 shares) and unpaid cumulative dividends of $44,080 into 285,723 shares of Common Stock. The Company filed a Registration Statement which became effective on January 31, 1994 and a post-effective amendment which became effective on February 25, 1994. The securities registered were 630,000 shares of Common Stock issuable upon exercise of Class A Warrants; 630,000 shares of Common Stock issuable upon exercise of Class B Warrants; 360,000 shares of Common Stock issuable upon exercise of stock options granted to two of the Company's officers; and 1,233,538 shares of Common Stock owned by certain shareholders (including related parities). During fiscal year 1994, 630,000 Class A Warrants; 562,993 Class B Warrants and 199,500 stock options were exercised. The remaining 67,007 Class B Warrants were exercised during the year ended October 31, 1995. Aggregate net proceeds to the Company from the exercise of warrants and stock options totaled $334,896 in 1995 and $4,397,572 in 1994.

           During the year ended October 31, 1993, 446,955 shares of Common Stock were issued to shareholders/directors as a repayment of notes payable and 78,500 shares were issued to key employees and officers as bonuses. Also, 49,000 shares were issued to settle certain litigation (see Note 9) and 200,000 shares were issued pursuant to stock options.

    (B)    STOCK OPTIONS

           As of October 31, 1995, the Company did not have a stock option plan. However, specific option grants were made to principal officers and certain directors, a portion which remain unexercised at October 31, 1995. During the fiscal year ended October 31,

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




           1992, an option to purchase 260,000 shares of Common Stock at $.05 per share was granted to an officer of the Company. In addition, in fiscal 1993 an officer was granted an option to purchase 100,000 shares of Common Stock at $.50 per share. The Company filed a Registration Statement to register the shares subject to these options which became effective in early 1994 (see Note 8(a)). During 1993, the Company also granted stock options to purchase 200,000 shares of Common Stock to a financial consultant. These stock options were exercised during 1993 at an average option price of $3.38.

           Early in 1994, the two officers of the Company exercised their options to purchase the 360,000 shares of Common Stock covered by such options. In April 1994, the transfer agent was notified that each of the officers had intended to only exercise a limited number of their options. In February 1995, the Company's Board of Directors confirmed the Company's intent and action was taken in April 1994 to rescind the exercise of certain options. For the years ended October 31, 1995 and 1994, 160,500 of these options remained outstanding and available for exercise.

           In addition, during 1995, options to purchase 100,000 shares at $4.83 per share were granted to an officer, pursuant to an employment agreement. These options were outstanding as of October 31, 1995.

           In November, 1995, the Company adopted a stock option plan comprised of incentive stock options for employees and non-qualified stock options for non-affiliated directors (the "Plan"). The Plan, which is subject to shareholder approval, provides for the issuance of up to 550,000 options to employees and non-affiliated directors. The exercise price for incentive options under the Plan will not be less than the fair value of the Company's Common Stock on the date of the grant. The purchase price for grants of non-qualified stock options will be determined by the Company's Board of Directors. Subsequent to October 31, 1995, a total of 177,000 options have been granted under the Plan. Incentive options granted to employees generally become exercisable over a three year period in equal installments beginning the year after the date of the grant. Non-qualified options granted to non-affiliated directors become exercisable one year after the date of the grant.

(9)   MINORITY INTERESTS

      Prior to August 1, 1995, minority interests represent a shareholder's 20% share of the equity in two Venezuelan corporations plus certain working capital investments provided by such shareholder. On August 1, 1995, the Company entered into an agreement increasing the shareholder's proportionate share of any future earnings to 50%.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




      During the year ended October 31, 1993, the Company settled certain litigation with a former officer of the Company who was also a minority shareholder in one of the Venezuelan corporations. In connection with the settlement, the Company issued 49,000 shares of Common Stock in exchange for shares representing the former officer's 5% interest in the Venezuela corporation (reducing the minority interest to 20%) and the termination of an employment agreement.

(10)  INCOME TAX ANALYSIS

      An analysis of the components of (loss) income before income taxes and minority interest and the related income tax (benefit) expense for income taxes is presented below:


                                        1995                     1994                      1993
                                        ----                     ----                      ----
     Domestic                     $    (817,790)            $   1,693,176            $      781,984
     Foreign                            485,708                   314,551                 8,041,425
                                  -------------             -------------            --------------
                                  $    (332,082)            $   2,007,727            $    8,823,409
                                  =============             =============            ==============

                                        1995                     1994                      1993
                                        ----                     ----                      ----
   Provision for income taxes:
     Federal
       Current                    $         ---             $     792,440            $       57,800
       Deferred                        (202,074)                 (252,402)                1,431,200
     State
       Current                              ---                   153,142                     5,000
       Deferred                             ---                   (60,796)                  249,600
     Foreign
       Current                           71,236                 1,027,689                   498,500
       Deferred                        (237,267)               (1,027,689)                      ---
                                  -------------             -------------            --------------
     Provision for income tax
       (benefit) expense          $    (368,105)            $     632,384            $    2,242,100
                                  =============             =============            ==============

      Reconciliation of the Federal Statutory income tax rate to the Company's effective income tax rate is as follows:

                                          1995      1994      1993
                                          ----      ----      ----
Tax (benefit) at federal statutory rate   (34%)       34%       34%
State income tax, net                     ---          4         2
Non-deductible goodwill                    35          2       ---
Non-taxable income                         (7)                 ---
Reduction in tax provided on
  undistributed earnings                  (87)                 ---
Beneficial foreign tax rates               (5)                  (9)
Other                                     (13)         1        (2)
                                        -----       ----      ----
Effective income tax rate                (111%)       40%       25%
                                        =====       ====      ====

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995





      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            1995                1994
                                                            ----                ----
            Deferred tax assets:
              Unrealized loss on investments             $  18,063           $  86,270
              Reserve for bad debts                        148,382             345,384
              Tax loss carry forward                       460,270                 ---
              Foreign tax credit carryforwards             423,914             278,540
              Other                                         10,297              26,624
                                                         ---------           ---------
                                                         1,060,926             736,818
              Less valuation allowance                     (44,989)           (419,470)
                                                         ---------           ---------
                                                         1,015,937             317,348
                                                         ---------           ---------
            Deferred tax liabilities:
              Plant, property and equipment               (195,939)            (41,252)
              Investment in foreign subsidiaries          (329,580)           (329,580)
              Other                                         (6,800)            (16,066)
                                                         ---------           ---------
                                                          (532,319)           (386,898)
                                                         ---------           ---------
              Net deferred tax asset (liability)         $ 483,618           $ (69,550)
                                                         =========           =========

      The Company has not provided deferred taxes for tax that could result from the remittance of $2,147,402 of undistributed earnings of foreign subsidiaries as it is the Company's intention to continue to reinvest these earnings. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. If the foreign subsidiaries were to remit the above amount, the taxes withheld would be $193,266.

      At October 31, 1995, the Company has net operating loss carryforwards of approximately $1,370,000, $500,000 of which are foreign. The U.S. net operating loss carryovers of $870,000 begin to expire at the end of the fiscal year ending October 31, 2009. Approximately $340,000 of the foreign carryovers expire at end of the fiscal year ending October 31, 1998. The remaining foreign net operating loss carryforwards have no expiration date.

      In addition, the Company has domestic foreign tax credit carryforwards of approximately $350,000 which begin to expire after the fiscal year ending October 31, 1998 and other tax credit carryforwards of approximately $70,000.

      The valuation allowance for deferred tax assets as of November 1, 1993 was -0-. The net change in the total valuation allowance for the year ended October 31, 1994 was an increase of $86,270. The change in the valuation allowance during 1995 was $41,281.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




(11)  (LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Primary (loss) income per common share is calculated by dividing net
      (loss) income applicable to Common Stock by the weighted average shares of Common Stock and Common Stock equivalents outstanding. Common Stock equivalents were anti-dilutive in 1995. Common Stock equivalents in 1994 and 1993 represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants. Primary and fully dilutive average shares were the same number of shares, 8,283,668 and 7,736,122, respectively, in 1995 and 1994. In 1993, primary and fully diluted average shares outstanding were 6,421,377 and 6,906,915, respectively.

(12)  MAJOR CUSTOMERS/CONCENTRATION OF CREDIT RISK

      Approximately  6 % of the Company's 1995 revenues (53% in 1994 and 95% in
      1993) were derived from the one customer of the Company's Latin American operations. Commencing with fiscal 1993 and continuing through mid-1994, the Company's revenues and earnings from telecommunication activities were principally derived from services rendered to this single customer in Venezuela. In mid-1994, as discussed in Note 1, the Company's business in Venezuela decreased dramatically. Accounts receivable outstanding from this customer were $1,483,630 and $2,372,856 at October 31, 1995 and 1994, respectively. Amounts owed by the customer are to be paid in bolivars, and may be subject to the risk inherent in the currency devaluation discussed in Note 17. The Company also has a net outstanding accounts receivable balance due from a domestic governmental agency of $1,543,513 and $1,630,422 for the years ended October 31, 1995 and 1994, respectively.

(13)  INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

      The Company operates in two principal industry segments: telecommunication network services for the years ended October 31, 1995, 1994 and 1993, and traffic management systems and devices for the year ended October 31, 1995 and the period from June 22, 1994 (acquisition date of TSCI) through October 31, 1994. Traffic management operations are conducted in the United States while telecommunication network services are conducted both in the United States and Latin America (mainly in Venezuela and Brazil). Revenues, income (loss) from operations, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries and geographic areas in which the Company operates are presented below.




INDUSTRY SEGMENTS                               1995             1994             1993
                                                ----             ----             ----
Revenues:
  Traffic management operations           $  22,872,331    $   9,750,546     $         ---
  Telecommunication network services         12,535,250       16,033,604        20,047,918
                                          -------------    -------------     -------------
    Total                                 $  35,407,581    $  25,784,150     $  20,047,918
                                          =============    =============     =============

Income (loss) from operations:
  Traffic management operations           $     286,149    $     531,401     $         ---


                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995



  Telecommunication network services             23,280        2,313,517             9,715,542
                                          -------------    -------------         -------------
    Total                                 $     309,429    $   2,844,918         $   9,715,542
                                          =============    =============         =============
Identifiable Assets:
  Traffic management operations           $  21,701,922    $  20,480,935         $         ---
  Telecommunication network services         10,780,294       16,122,137            11,571,413
                                          -------------    -------------         -------------
    Total                                 $  32,482,216    $  36,603,072         $  11,571,413
                                          =============    =============         =============
Capital Expenditures:
  Traffic management operations           $     353,148    $     160,000         $         ---
  Telecommunication network services          1,897,756        1,675,377               860,553
                                          -------------    -------------         -------------
    Total                                 $   2,250,904    $   1,835,377         $     860,553
                                          =============    =============         =============
Depreciation and amortization:
  Traffic management operations           $     996,249    $     218,550         $         ---
  Telecommunications network services           917,815          635,701               398,879
                                          -------------    -------------         -------------
    Total                                 $   1,914,064    $     854,251         $     398,879
                                          =============    =============         =============



GEOGRAPHIC AREAS                                1995             1994                  1993
                                                ----             ----                  ----
Revenues:
  United States                           $  32,179,831    $  12,001,164         $     956,551
  Latin America                               3,227,750       13,782,986            19,091,367
                                          -------------    -------------         -------------
    Total                                 $  35,407,581    $  25,784,150         $  20,047,918
                                          =============    =============         =============
Income (loss) from operations:
  United States                           $     364,264    $    (901,660)        $  (1,281,283)
  Latin America                                 (54,835)       3,746,578            10,996,825
                                          -------------    -------------         -------------
    Total                                 $     309,429    $   2,844,918         $   9,715,542
                                          =============    =============         =============
Identifiable assets:
  United States                           $  26,955,667    $  28,847,774         $   3,811,033
  Latin America                               5,526,549        7,755,898             7,760,380
                                          -------------    -------------         -------------
    Total                                 $  32,482,216    $  36,603,672         $  11,571,413
                                          =============    =============         =============

(14)  RELATED PARTY TRANSACTIONS

           In February 1994, the Company's 80% owned Latin American subsidiary purchased a portion of the office building from its 20% minority owner. The purchase price of $642,788 approximated fair market value. In conjunction with this transaction, the Company entered into a lease agreement with monthly lease payments amounting to $2,800. In addition, the Company's Latin American subsidiaries paid dividends and management fees for technical assistance and other services to its minority interest

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995




      shareholder aggregating $485,496, $806,866 and $1,031,098 in the years ended October 31, 1995, 1994 and 1993, respectively.

(15)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      (Dollars in thousands, except per share amounts)

                                  First             Second                         Fourth
1995                             Quarter            Quarter    Third Quarter       Quarter
----                             -------            -------    -------------       -------
Revenues                      $    7,625         $    8,234    $    9,014         $   10,535
Operating income (loss)             (793)               139           231                637
Net income (loss)                   (842)                68           160                333
Income (loss) per share       $     (.10)        $      .01    $      .02         $      .04

1994
----
Revenues                      $    6,707         $    5,314    $    4,592         $    9,171
Operating income (loss)            2,810              2,679          (738)            (1,906)
Net income (loss)                  1,344              1,122          (747)              (773)
Income (loss) per share       $      .18         $      .15    $     (.09)        $     (.12)

(16)  COMMITMENTS AND CONTINGENCIES

      (A)   LEASED PROPERTIES

            At October 31, 1995, the Company had several non-cancelable operating leases, primarily for office space, that expire at various times through fiscal 2000. Rental expense for operating leases during 1995, 1994 and 1993 was $323,180, $168,000 and
            $70,000, respectively. Included in rent expense for 1995, is $84,000 paid to the former owners, shareholders/directors of TSCI for certain office space. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1995 are as follows:

                   1996            $  229,400
                   1997               127,627
                   1998                60,083
                   1999                58,596
                   2000                60,171
                                   ----------
                                   $  535,877
                                   ==========

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995





      (B)   LITIGATION

            The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

(17)  CURRENCY DEVALUATION AND CHARGES RELATED TO LATIN AMERICAN OPERATIONS

      During fiscal year 1994, the Company incurred a total of $1,523,189 in severance and certain bad debt charges related to its Venezuelan operations. Included in this amount are charges in the amount of $693,189 that relate to personnel severance costs incurred as a result of the dramatic reduction of the Company's Venezuelan operations as discussed in Note 12. In addition, a charge in the amount of $830,000 is attributable to the establishment of an allowance for doubtful accounts for receivables on certain contracts with the Company's major customer (see Note 12) that were affected by the major currency devaluation in 1994 as discussed in Note 1. During the year ended October 31, 1995, the Company recovered approximately $350,000 of this amount from the customer, which is included in revenues in the accompanying consolidated statements of operations.

      On June 27, 1994 the government established a controlled exchange rate, which suspends the free convertibility of the bolivar (local currency) into other currencies at 170 bolivars = 1 U.S. dollar. During the year ended October 31, 1995, the Company was able to effectively convert, through the purchase and sale of certain publicly traded securities, $350,000 of its bolivar denominated cash into U.S. dollars, incurring a $97,000 realized loss included in translation/transaction losses in the accompanying consolidated statements of operations. In December 1995, the Venezuelan government implemented a further major currency devaluation re-establishing the controlled exchange rate at 290 bolivars = 1 U.S. dollar. The impact of this currency devaluation on the Company's consolidated financial position at October 31, 1995 is not included in the accompanying consolidated financial statements. Had the devaluation occurred on October 31, 1995, the Company would have recorded a translation/transaction loss, net of applicable income taxes, of $275,000. The Company expects to record a translation loss relating to the devaluation, net of applicable income taxes, of approximately $300,000 in fiscal year 1996. At October 31, 1995, the Company had approximately $2,007,000 of bolivar denominated net working capital assets comprised of cash and accounts receivable, which are subject to said restrictions.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1995





(18)  OTHER SUBSEQUENT EVENT

      ACQUISITION

      The Company, through a wholly owned subsidiary, acquired all of the outstanding Common Stock of H.C. Connell, Inc. ("Connell") on
      December 8, 1995. Connell, provides outside plant telecommunication services to local telephone operators and also provides power and other utility services to major electric and water companies as well as various government municipalities. The purchase price of $2,300,000 was paid by issuing a promissory note of $1,800,000 to the seller and with loan proceeds of $500,000 from directors of the Company. The acquisition was accounted for using the purchase method of accounting. Connell had total assets of $4,191,203 (unaudited) as of November 30, 1995 and total revenues of $12,441,071 (unaudited) for the fiscal year ended June 30, 1995.

                                  SCHEDULE II




                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended October 31, 1995, 1994 and 1993





                                         Balance at                         Charged to
                                        beginning of    Acquisition         costs and                            Balance at
                                           period         of TSCI           expenses         Deductions         end of period
                                       ---------------------------------------------------------------------------------------
Allowance for doubtful accounts:

  October 31, 1995                      $1,278,933        $    ---         $   86,593         $829,612            $  535,914

  October 31, 1994                      $   32,894        $233,837         $1,012,202         $    ---            $1,278,933

  October 31, 1993                      $   35,934        $    ---         $      ---         $  3,040            $   32,894