Form 10-K/A
period 1995-10-31
ABLE TELCOM HOLDING CORP
filed 1996-03-04
CIK 826411

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A-1

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

This ammendment is to correct the signature page of the registrant's Form 10-K filed on February 13, 1996.

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




   Signatures                    Title             Date Signed
   ----------                    -----             -----------

/s/  William J. Mercurio  President and Chief
- ----------------------- Executive Officer      February 13, 1996
WILLIAM J. MERCURIO                              -----------------

/s/  Daniel L. Osborne    Chief Financial and
- ----------------------  Accounting Officer,    February 13, 1996
DANIEL L. OSBORNE         Secretary (principal   -----------------
                          financial officer,
                          principal accounting
                          officer)

/s/ Frazier L. Gaines
------------------------  Director               February 13, 1996
FRAZIER L. GAINES                                -----------------

/s/  Bill B. Caudill
------------------------  Director               February 13, 1996
BILL B. CAUDILL                                  -----------------

/s/  William D. Callahan
- ----------------------  Director               February 13, 1996
WILLIAM D. CALLAHAN                              -----------------

/s/  Robert Nelles
------------------------  Director               February 13, 1996
ROBERT NELLES                                    -----------------

/s/  Gideon Taylor
------------------------  Director               February 13, 1996
GIDEON TAYLOR                                    -----------------
