Form 10-Q
period 1996-01-31
ABLE TELCOM HOLDING CORP
filed 1996-03-18
CIK 826411

                               UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                  FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934.
      For the quarterly period ended January 31, 1996.

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       AND EXCHANGE ACT OF 1934.
       For the transition period from  ______________ to _____________.

Commission File Number:	0-21986

                            ABLE TELCOM HOLDING CORP.
             (exact name of registrant as specified in its charter)


              Florida                                        65-0013218
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                       Identification No.)


    1601 Forum Place, Suite 1110,
       West Palm Beach, Florida                                 33401
(Address of principal executive offices)                      (Zip Code)

                                   (407) 688-0400
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES  X                              NO__

As of March 1, 1996, there were 8,193,212 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                            ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES


                                      INDEX
                                    ---------


                         PART I - FINANCIAL INFORMATION

                                                                    Page Number
                                                                    -----------
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - January 31, 1996        3
          and October 31, 1995

         Condensed Consolidated Statements of Operations - Three         5
          months ended January 31, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows - Three         6
          months ended January 31, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements -          8
          January 31, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition     12
         and Results of Operations


                        PART II - OTHER INFORMATION

Item 6.	 Exhibits and Reports on Form 8-K

         Signatures                                                       15

                           ABLE TELCOM HOLDING CORP.
                               AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                           January 31, 1996  October 31, 1995
Assets                                        (unaudited)        (audited)
------                                     ----------------  ----------------
Current assets:
Cash and equivalents                       $    2,410,236    $   2,952,239
Investments, net                                  546,875          571,875
Accounts receivable, net                       12,557,940       10,529,124
Inventories                                     3,464,615        3,535,622
Prepaid expenses and other                      1,460,795          831,908
Deferred income taxes                             440,399          151,879
                                           --------------    -------------
Total current assets                           20,880,860       18,572,647

Property and equipment, net                     8,119,063        6,119,608

Other assets:
Deferred income taxes                             331,739          331,739
Goodwill and contractual rights, net            7,080,532        7,203,761
Other                                             300,689          254,461
                                           --------------    -------------
Total other assets                              7,712,960        7,789,961
                                           --------------    -------------
Total assets                               $   36,712,883    $  32,482,216
                                           ==============    =============

Note: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

                              ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                           January 31, 1996  October 31, 1995
Liabilities and Shareholders' Equity          (unaudited)        (audited)
                                           ----------------  ----------------
Current liabilities:
Current portion of long-term debt          $    1,338,436    $   2,222,369
Lines of credit                                 4,638,153        3,220,000
Notes payable - other                           1,715,074              ---
Notes payable to shareholders/directors         1,807,976        1,557,976
Accounts payable                                4,686,552        3,446,123
Accrued expenses                                1,480,745          728,282
                                           --------------    -------------
Total current liabilities                      15,666,936       11,174,750

Deferred income taxes                             264,800              ---
Long-term debt, excluding current portion       3,326,196        3,033,000
                                           --------------    -------------
Total liabilities                              19,257,932       14,207,750

Minority interest                                 546,869          807,955


Shareholders' equity:
Common stock, $.001 par value, authorized
 25,000,000 shares; issued and outstanding
 8,193,212 shares in 1996 and 1995                  8,193           8,193
Additional paid-in capital                     12,790,196      12,790,196
Unrealized loss on investments, net               (78,125)        (53,125)
Retained earnings                               4,187,818       4,721,247
                                           --------------    ------------
Total shareholders' equity                     16,908,082      17,466,511
                                           --------------    ------------
Total liabilities and shareholders' equity $   36,712,883    $ 32,482,216
                                           ==============    ============

Note: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                             ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

						                                  	For the three months ended January 31,
                                         --------------------------------------
                                               1996               1995
                                           (unaudited)          (audited)
                                         ---------------     ---------------
Revenues                                 $    11,578,375     $     7,624,773
                                              ----------           ---------
Costs and expenses:
Costs of revenues (exclusive of
 depreciation and amortization shown
 separately below)                             9,426,923           6,557,741
General and administrative                     1,450,703           1,531,524
Depreciation and amortization                    563,358             328,763
Translation/transaction losses, net            1,009,792             (15,591)
Interest expense                                 237,705             280,178
Interest and dividend income                     (73,800)           (126,213)
                                              ----------          ----------
Total costs and expenses                      12,614,681           8,556,402

Loss before income taxes and minority
 interest                                     (1,036,306)           (931,629)

Income tax benefit                               255,553              46,258
                                              ----------          ----------
Loss before minority interest                   (780,753)           (885,371)

Minority interest                               (247,360)            (43,273)
                                              ----------           ---------
Net loss                                  $     (533,393)      $    (842,098)
                                              ==========           =========

Loss per common share and common
 equivalent share                         $         (.06)      $        (.10)
                                              ==========           =========
Weighted average shares outstanding:
      Primary and fully diluted                8,354,144           8,178,596
                                              ==========           =========

See accompanying notes to condensed consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

    				                      		        For the three months ended January 31,
                                        --------------------------------------
                                               1996               1995
                                            (unaudited)         (audited)
                                          ---------------    ---------------
Operating Activities:
 Net loss                                 $     (533,393)    $     (842,098)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                 483,358            328,763
   Deferred income taxes                        (255,820)               ---
   Loss on disposal of property                      ---              4,919
   Translation/transaction losses              1,009,792            (15,591)
   Minority interest                            (247,360)               ---

Changes in assets and liabilities, net
 of effects from the acquisition of H.C.
 Connell, Inc.
   (Increase) decrease in accounts
    receivable                                  (107,837)           264,167
   Decrease (increase) in inventories            196,086           (187,240)
   Increase in prepaid expenses and other       (563,787)          (195,546)
   (Increase) decrease in other assets           (15,200)           111,243
   Increase (decrease) in accounts payable
    and accrued expenses                         764,577           (361,070)
                                               ---------          ---------
      Net cash provided by (used in)
       operating activities                      730,416           (892,453)

Investing Activities:
 Cash acquired in acquisition                    400,000                ---
 Business acquisition, net of cash acquired   (2,392,168)               ---
 Purchases of property and equipment            (456,828)          (711,975)
                                               ---------          ---------
      Net cash used in investing activities   (2,448,996)          (711,975)

Financing Activities:
 Net borrowings under lines of credit            445,000                ---
 Borrowings from shareholders/directors          500,000            250,000
 Repayments to shareholders/directors           (250,000)               ---
 Proceeds from long-term debt                        ---            780,707
 Payments on long-term debt                     (209,979)          (486,473)
 Proceeds from notes for acquisition           1,715,074                ---
 Distributions to minority interests             (13,726)          (418,173)
 Foreign currency translation adjustment        (793,675)            15,591
                                               ---------           --------
      Net cash provided by financing
       activities                              1,392,694            141,652
                                               ---------           --------

See accompanying notes to condensed consolidated financial statements.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

						                                  For the three months ended January 31,
                                        --------------------------------------
                                               1996               1995
                                            (unaudited)        (audited)
                                          ---------------    --------------
Effect of exchange rate changes on cash
 and equivalents                               (216,117)                ---
                                              ---------          ----------
(Decrease) in cash and equivalents             (542,003)         (1,462,776)
Cash and equivalents at beginning of year     2,952,239           3,432,349
Cash and equivalents at end of year        $  2,410,236       $   1,969,573


Supplemental disclosures of cash
 flow information:
 Non-cash transactions affecting
  operating, investing and financing
  activities:
  Operating activities:
   Decrease in the value of investments,
    restricted net of tax effect           $       ---         $    (15,533)
                                              ========              ========
  Investing and Financing activities:
   Conversion of notes payable to
    shareholders to common stock           $       ---          $  1,500,000
                                              ========             =========
   Liabilities assumed in conjunction
    with acquisition:
    Fair value of assets acquired          $ 3,996,603
    Note payable issued to Sellers/
     directors                              (2,215,074)
                                           -----------              --------
    Liabilities assumed                    $ 1,781,529          $        ---
                                           ===========              ========

  Interest paid                                177,700               210,525
                                           ===========               =======
  Income taxes paid, net of refunds                  0                     0
                                           ===========               =======

See accompanying notes to condensed consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                              AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included. Such adjustments consist of normal recurring accruals and those adjustments recorded to reflect the impact of a currency devaluation on the Company's operations in Venezuela.

   These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the year ended October 31, 1995. Operating results for the three months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996.

   It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

   Certain items in the condensed consolidated financial statements for the three month interim period ended January 31, 1995 have been reclassified to conform with the current presentation.

2.	Inventories

  	The components of inventory consist of the following:

                                                   January 31,    October 31,
                                                      1996           1995
                                                   -----------    -----------
                        Raw materials              $ 1,464,667    $ 1,719,338
                        Committed inventory          1,999,948      1,816,284
                                                   -----------    -----------
                                                   $ 3,464,615    $ 3,535,622
                                                   ===========    ===========

3.	Acquisition

   On December 8, 1995, the Company, through a wholly owned subsidiary, acquired all of the outstanding Common Stock of H.C. Connell, Inc. ("Connell"). Connell provides outside plant telecommunication services to local telephone operators and also provides power and other utility services to major electric and water companies as well as various government municipalities. The purchase price of approximately $2,300,000 was paid by issuing promissory notes totaling $1,715,074 to the seller and with loan proceeds of $500,000 from directors of the Company. The acquisition was accounted for using the purchase method of accounting.

                             ABLE TELCOM HOLDING CORP.
                               AND SUBSIDIARIES

               NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The proforma unaudited results of operations for the three months ended January 31, 1996 and 1995, assuming consummation of the purchase at the beginning of the respective periods, are as follows:

                                                  Three months ended
                                              --------------------------
                                          						     	January 31,
                                                      ----------
                                                   1996         1995
                                              ------------     ------------
                                 							(000's omitted, except per share data)
                Net revenues                  $ 12,721,353     $ 10,969,158
                Net loss                          (430,210)        (726,613)
                Net loss per common share and
                 common equivalent share      $       (.05)    $       (.09)

4.	Borrowings

   Effective November 29, 1995, the Company entered into a Term Loan and Revolving Line of Credit Facility with a new lender (the "Lender") totaling $12,500,000 (the "Credit Facility"). The Credit Facility is comprised of the following components: (i) a $6,000,000 revolving line of credit (the "Line of Credit"), (ii) a $2,500,000 equipment loan facility (the "Equipment Loan Facility"), (iii) a 60-month Term A loan in the amount of $2,750,000 (the "Term A Loan"), and (iv) a 36-month Term B loan in the amount of $1,250,000 (the "Term B Loan"). The Line of Credit, the Term A Loan and the Term B Loan are each evidenced by separate promissory notes with varying maturities and are secured by certain accounts receivable, inventory and equipment. Each loan accrues interest at either the Lender's prime rate or, at the Company's election, the one (1) month LIBOR rate plus two and seven tenths (2 7/10%) percent. Proceeds from the Term A, Term B and a portion of the proceeds from the credit line were used to refinance certain existing debt of the Company. The balance of the Line of Credit will be used by the Company for its working capital needs. The Credit Facility contains covenants, which require, among other conditions, that the Company maintain certain tangible net worth, funded debt, and debt service amounts.

   In addition to the Credit Facility, the Company incurred and assumed additional debt in connection with the acquisition of Connell.

  	At January 31, 1996, the Company's borrowings consist of the following:

                                                               January 31, 1996
                                                               ----------------
  LINES OF CREDIT:
  Bank line of credit ($6,000,000 maximum limit), due February
   28, 1997; interest payable monthly at prime (81/2% at
   January 31, 1996); secured by certain accounts receivable,
   inventory and equipment                                        $  4,486,153
  Bank line of credit ($200,000 maximum limit); due June 8,
   1996; interest payable monthly at prime (81/2% at January
   31, 1996) plus 1/2%; secured by certain accounts receivable         152,000
                                                                     ---------
                                                                  $  4,638,153
                                                                     =========
  NOTES PAYABLE:
                                                              January 31, 1996
                                                              ----------------
  Note payable issued in connection with acquisition;
   principal and accrued interest at 6% per annum due
   June 8, 1996; collateralized by capital stock of the
   subsidiary acquired                                               1,465,074


                               ABLE TELCOM HOLDING CORP.
                                   AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Note payable issued in connection with acquisition;
  principal and accrued interest at prime (81/2% at January
  31, 1996) plus 1% due December 8, 1996; collateralized by
  capital stock of the subsidiary acquired                             250,000
                                                                     ---------
                                                                 $   1,715,074
                                                                     =========
  NOTES PAYABLE TO SHAREHOLDERS/DIRECTORS:
  Notes payable to shareholders; personally guaranteed by a
   shareholder/director of the Company                           $   1,307,976
  Notes payable to directors; principal and accrued interest at prime (81/2% at January 31, 1996) plus 1% due June 8,
   1996; secured by certain accounts receivable                        500,000
                                                                     ---------
                                                                 $   1,807,976
                                                                     =========

  LONG-TERM DEBT:
  Term loan payable to bank; payable in monthly installments of $45,833 plus interest at prime (81/2% on January 31,
   1996) through December 1, 2000; collateralized by certain
   accounts receivable, inventory and equipment                  $   2,704,167
  Term loan payable to bank; payable in monthly installments of $34,722 plus interest at prime (81/2% at January 31,
   1996) through December 1, 1998; collateralized by certain
   accounts receivable, inventory and equipment                      1,215,278
  Term loans payable to bank; payable in monthly installments totaling $39,917 plus interest at prime (81/2% at January
   31, 1996) plus 1/2%; through June 30, 1997; collateralized
   by certain equipment                                                440,395
  Mortgage note payable to bank; payable in monthly installments totaling $1,604 plus interest at prime (81/2% at January 31,
   1996) plus 1/2%; collateralized by land and building  with a carrying value of approximately $440,000 as of January 31,
   1996; personally guaranteed by shareholders/directors               304,792
                                                                     ---------
     Total long-term debt                                            4,664,632
     Less current portion                                           (1,338,436)
                                                                     ---------
  Long-term debt, excluding current portion                        $ 3,326,196
                                                                     =========

   The Company is negotiating an agreement relating to the notes payable to shareholders/directors totaling $1,307,976, issued in connection with the acquisition of Transportation Safety Contractors, Inc. in June 1994. Said notes are classified as "current" in the accompanying consolidated balance sheets at January 31, 1996 and October 31, 1995.

5.	Litigation

  	The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

                               ABLE TELCOM HOLDING CORP.
                                   AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

6.	Currency Devaluation

   In December 1995, the Venezuelan government implemented a major currency devaluation reestablishing the controlled exchange rate at 290 bolivars
   = 1 U.S. dollar. As a result, the Company recorded a translation loss net of applicable income taxes, of approximately $327,000 during the three months ended January 31, 1996. At January 31, 1996, the Company had approximately $1,111,697 of bolivar denominated net working capital assets, comprised primarily of cash and accounts receivable, which are subject to currency control restrictions and the risk associated with a further currency devaluation. The impact of a further currency devaluation on the results of the Company's operations in Venezuela cannot be determined at this time.

                                      ABLE TELCOM HOLDING CORP
                                           AND SUBSIDIARIES

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following discussion and analysis relates to the Company's financial condition and results of operations for the three months ended January 31, 1996 and 1995. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements appearing elsewhere in this document.

Results of Operations
---------------------

                                                Three months ended January 31,
                                                ------------------------------
                                                     1996           1995
                                                 ------------   ------------
Revenues                                            100.0%         100.0%
                                                    ------         ------
Cost of Revenues                                     81.4%          86.0%
General and administrative                           12.5           20.1
Depreciation and amortization                         4.9            4.3
Translation/transaction losses                        8.7           (0.2)
Interest expense                                      2.0            3.7
Interest and dividend income                          0.6            1.6
Income tax benefit                                    2.2            0.6
Minority interest                                     2.1            0.6
Net loss                                              4.6           11.0


Overview
--------
Net loss for the first quarter of fiscal 1996 was ($533,393) or ($.06) per share compared to ($842,098) or ($.10) per share for the first three months of 1995. The first quarter 1996 reflects normal seasonality of the Company's business which was compounded by severe blizzards and flooding in certain operating areas. Such weather conditions are expected to result in a deferral of the Company's planned business during the first quarter to subsequent periods.

In addition, during the first quarter of 1996, the Company incurred a pre-tax charge to earnings of $504,896 associated with the aforementioned currency devaluation in Venezuela.

Three Months Ended January 31, 1996 and 1995
--------------------------------------------
Revenues for the three month period ended January 31, 1996 were $11,578,375, representing an increase of $3,953,602 or 52% compared to revenues of $7,624,773 for the three month period ended January 31, 1995. Approximately 49% of the 1996 revenue increase is due to the acquisition of H.C. Connell, Inc.("Connell"). The remaining increase was primarily due to an overall increase in domestic telecommunication service business; however, revenues were lower than expected, primarily due to previously mentioned weather conditions.

Cost of revenues for the first quarter improved significantly compared to the same period for the prior year. This is primarily due to increased productivity resulting from organizational changes and emphasis on an equipment maintenance program.

                                ABLE TELCOM HOLDING CORP.
                                   AND SUBSIDIARIES

General and administrative expenses for the quarter ended January 31, 1996 were $1,450,703 or 12% of revenues compared to $1,531,524 or 20% of revenues for the quarter ended January 31, 1995. $300,000 of costs incurred to pursue the development of certain telecommunication equipment in Latin America are included in general and administrative expenses for first quarter of fiscal 1995. Excluding these costs, general and administrative expenses were 16% of revenues for the three months ended January 31, 1995. This improvement reflects enhanced financial controls and implementation of a cost containment program.

Translation/transaction losses during the first quarter of 1996 reflect primarily the impact of a major currency devaluation on the Company's operations in Venezuela. At January 31, 1996 the Company had bolivar denominated working capital assets of approximately $1,111,697. This working capital is comprised primarily of cash and accounts receivable, which are subject to currency control restrictions and the risk of further currency devaluation.
The impact of a further currency devaluation on the results of the Company's operations in Venezuela cannot be determined at this time.

The company is currently evaluating its operations in Latin America in an effort to minimize the impact of severe economic volatility on the Company's operations in the region.

Liquidity and Capital Resources
-------------------------------
Cash flows from operations were $730,416 for the three-months period ended January 31, 1996, as compared with cash used in operations of $892,453 for the corresponding period in 1995.

Funds from operations were sufficient to pay for capital expenditures other than the acquisition of Connell, such acquisition being funded by the issuance of $1,715,074 in Seller Notes and by loan proceeds of $500,000 from directors of the Company.

As discussed in Note 4 in the Notes to the Condensed Consolidated Financial Statements, on November 29, 1995, the Company entered into a $12.5 million credit facility (the "Credit Facility") comprised of a $6,000,000 revolving line of credit; a $2,500,000 equipment loan facility to be secured by new or used equipment purchased; a 60-month Term A loan in the amount of $2,750,000; and a 36-month Term B loan in the amount of $1,250,000. Proceeds from the term loans and a portion of the credit line were used to refinance existing debt of the Company, excluding loans from shareholders/directors, and the balance of the line of credit will be used for working capital needs.

The Company is negotiating an agreement as to the due date and other terms relating to the notes payable to shareholders totaling $1,307,976, issued in connection with the acquisition of Transportation Safety Contractors, Inc. in June 1994. Said notes are classified as "current" in the accompanying consolidated balance sheets at January 31, 1996 and October 31, 1995.

The Company anticipates it will need to refinance a portion of the $3,600,000 debt incurred in connection with the acquisitions of Connell and TSCI, thereby requiring the Company to seek financing alternatives in 1996. No assurance can be given that the Company will achieve refinancing of the acquisition debt on terms acceptable to the Company.

The Company expects that available cash and existing short-term lines of credit will be sufficient to meet its next term operating requirements.

                                  ABLE TELCOM HOLDING CORP.
                                     AND SUBSIDIARIES

In December 1995, the Venezuelan government implemented a major currency devaluation reestablishing the controlled exchange rate at 290 bolivars - 1 U.S. dollar. At January 31, 1996, the Company had approximately $1,111,697 of bolivar denominated net working capital assets comprised primarily of cash and accounts receivable, which are subject to said controls, and this risk of a further currency devaluation.


Part II - Other Information

Items 1 - 5.	Not applicable

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits - none applicable

			(b)	Reports on Form 8-K

      	A report filed on Form 8-K dated December 22, 1995 was filed under Item 2 for the acquisition of H. C. Connell, Inc. and
       Item 5 for the refinancing loan consolidating the Company's debt.

                                  ABLE TELCOM HOLDING CORP.
                                       AND SUBSIDIARIES

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant hasduly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Able Telcom Holding Corp.
(Registrant)


	By:	/s/ William J. Mercurio	               	March 15, 1996
	    ------------------------                --------------
     William J. Mercurio, President and CEO		Date


	By:	/s/ Daniel L. Osborne		                 March 15, 1996
     ------------------------                --------------
    	Daniel L. Osborne, Chief Financial and		Date
    	Accounting Officer, Secretary
     (Principal Financial Officer and
     Principal Accounting 	Officer)