Form 10-Q
period 1996-04-30
ABLE TELCOM HOLDING CORP
filed 1996-06-19
CIK 826411

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                     FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934.
      For the quarterly period ended April 30, 1996.

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934.
      For the transition period from  ______________ to _____________.

Commission File Number:	0-21986

                                ABLE TELCOM HOLDING CORP.
                 (exact name of registrant as specified in its charter)



           Florida                                65-0013218
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)              Identification No.)


     1601 Forum Place, Suite 1110,                 33401
        West Palm Beach, Florida                 (Zip Code)
(address of principal executive offices)


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

As of June 14, 1996, there were 8,203,212 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES



                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION

                                                                           Page Number
                                                                           -----------
Item 1. Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets - April 30, 1996 and
          October 31, 1995                                                     3

          Condensed Consolidated Statements of Operations - Three months
          and six months ended April 30, 1996 and 1995                         5

          Condensed Consolidated Statements of Cash Flows - Six months
          ended April 30, 1996 and 1995                                        6

          Notes to Condensed Consolidated Financial Statements - April 30,
          1996                                                                 8



Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	                                    15

Signatures                                                                    16




<PAGE 3>
                            ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                   (unaudited)





                                            April 30, 1996   October 31, 1995
Assets                                        (unaudited)        (audited)
- ------                                     ----------------  ----------------
Current assets:
Cash and equivalents                       $    2,085,177    $   2,952,239
Investments, net                                  559,375          571,875
Accounts receivable, net                       10,090,422       10,529,124
Inventories                                     2,785,024        3,535,622
Prepaid expenses and other                      1,219,962          831,908
Deferred income taxes                             37,0457          151,879
                                           --------------    -------------
Total current assets                           16,777,417       18,572,647

Property and equipment, net                     6,376,545        6,119,608

Other assets:
Deferred income taxes                                 ---          331,739
Investment in Latin American subsidiary         2,095,025              ---
Goodwill and contractual rights, net            6,089,311        7,203,761
Other                                             411,018          254,461
                                           --------------    -------------
Total other assets                              8,595,354        7,789,961
                                           --------------    -------------
Total assets                               $   31,749,316    $  32,482,216
                                           ==============    =============


Note: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to accompanying condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Continued)
                                   (unaudited)



                                           April 30, 1996    October 31, 1995
Liabilities and Shareholders' Equity          (unaudited)        (audited)
                                           ----------------  ----------------
Current liabilities:
Current portion of long-term debt          $    1,588,360    $   2,222,369
Lines of credit                                 4,638,153        3,220,000
Notes payable - other                           1,869,049              ---
Notes payable to shareholders/directors         1,807,976        1,557,976
Accounts payable                                3,017,249        3,446,123
Accrued expenses                                1,412,324          728,282
                                           --------------    -------------
Total current liabilities                      14,333,111       11,174,750

Deferred income taxes                             239,449              ---
Long-term debt, excluding current portion       2,775,522        3,033,000
                                           --------------    -------------
Total liabilities                              17,348,082       14,207,750

Minority interest                                     ---          807,955


Shareholders' equity:
Common stock, $.001 par value, authorized
 25,000,000 shares; issued and outstanding
 8,203,212 shares in 1996; 8,193,212
 shares in 1996 and 1995                            8,203           8,193
Additional paid-in capital                     12,833,286      12,790,196
Unrealized loss on investments, net               (65,625)        (53,125)
Retained earnings                               1,625,370       4,721,247
                                           --------------    ------------
Total shareholders' equity                     14,401,234      17,466,511
                                           --------------    ------------
Total liabilities and shareholders' equity $   31,749,316    $ 32,482,216
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

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                    --------------------------------------------------
                                     For the three months      For the six months
                                        ended April 30,         ended April 30,
                                       1996          1995        1996        1995
                                    -----------  -----------  -----------  ----------
DOMESTIC OPERATIONS:
Revenues                            $11,578,375  $ 7,624,773  $21,823,057  $15,284,314
                                     ----------    ---------   ----------   ----------
Costs and expenses:
Costs of revenues                     9,043,309    6,143,476   17,858,711   12,246,538
General and administrative            1,244,933    1,130,899    2,254,876    2,304,834
Depreciation and amortization           420,580      337,646      865,034      679,975
                                     ----------    ----------  ----------   ----------
Total costs and expenses             10,708,822    7,612,021   20,978,621   15,231,347
Domestic operating income               754,508      347,688      844,436       52,967

LATIN AMERICAN OPERATIONS:
Revenues                            $ 1,128,965  $   274,010  $ 2,347,613  $   574,158
                                     ----------    ---------   ----------   ----------
Costs and expenses:
Costs of revenues                       662,985      157 045    1,274,407      461,724
General and administrative              426,623      202,861      867,636      590,450
Depreciation and amortization           118,816      122,804      237,720      229,238
                                     ----------   ----------   ----------   ----------
Special charges:
 Foreign currency and
 devaluation losses                     479,895      (55,529)   1,489,687      (71,120)
 Write off of goodwill                  920,551          ---      920,551          ---
 Provision for restructuring          2,004,304          ---    1,748,208          ---
Minority interest                      (635,087)     (53,604)    (882,447)     (96,877)
                                     ----------    ---------   ----------   ----------
Total costs and expenses              3,978,087      373,577    5,655,762    1,113,415
                                     ----------    ---------   ----------   ----------
Latin American operating loss         2,849,122      (99,567)  (3,308,149)    (539,257)
                                     ----------    ---------   ----------   ----------
Total income (loss) from operations  (2,094,614)     248,101   (2,463,713)    (486,290)

Interest expense                        297,213      331,023      534,917      611,201
Interest and other income                63,076      197,367      136,876      323,580
                                     ----------    ---------   ----------   ----------
Income (loss) before income taxes    (2,328,751)     114,445   (2,861,754)    (773,911)
Income tax expense                      233,610       46,258      234,000          ---
                                     ----------    ---------   ----------   ----------
Net income (loss)                    (2,562,361)      68,187   (3,095,754)    (773,911)
                                     ==========    =========   ==========   ==========

Loss per common share and common
 equivalent share                   $      (.31)  $     (.01)  $     (.37) $      (.09)
                                     ==========    =========    =========   ==========
Weighted average shares
outstanding:
 Primary and fully diluted            8,355,835    8,321,534    8,356,273    8,323,803
                                     ==========    =========    =========   ==========

See accompanying notes to condensed consolidated financial statements.

ABLE TELCOM HOLDING CORP.
                               AND SUBSIDIARIES

               Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

    				                  For the six months ended April 30,
                                        --------------------------------------
                                               1996               1995
                                          ---------------    ---------------
Operating Activities:
 Net loss                                 $    (3,095,754)   $     (773,911)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
   Depreciation and amortization               1,102,754            909,213
   Deferred income taxes                         478,861            (69,550)
   Loss on disposal of property                      ---              5,560
   Translation/transaction losses                479,895                ---
   Minority interest                            (635,087)               ---

Changes in assets and liabilities, net
 of effects from the acquisition of H.C.
 Connell, Inc.
   Decrease in accounts receivable             2,196,634          1,979,813
   Decrease (increase) in inventories            757,565            (56,549)
   Increase in prepaid expenses and other       (320,650)          (347,424)
   Decrease in investments                           ---            (85,913)
   Decrease (increase) in other assets           (44,502)            33,994
   Decrease in accounts payable
   and accrued expenses                         (533,544)          (861,389)
   Decrease in net assets of Latin American
   operations                                    429,215                ---
   Decrease in income taxes payable                  ---            (78,301)
                                               ---------          ---------
      Net cash provided by
       operating activities                      815,387            655,543
                                               ---------          ---------

Investing Activities:
 Business acquisition                           (601,617)               ---
 Purchases of property and equipment          (1,078,755)        (1,203,196)
                                               ---------          ---------
      Net cash used in investing activities   (1,680,372)        (1,203,196)

Financing Activities:
 Net borrowings under lines of credit            445,000             19,000
 Borrowings from shareholders/directors          500,000             28,000
 Repayments to shareholders/directors           (250,000)           458,744
 Proceeds from long-term debt                     48,810                ---
 Payments on long-term debt                     (459,260)          (735,181)
 Proceeds from exercise of warrants                  ---            125,000
 Distributions to minority interests            (172,868)          (432,951)
                                               ---------           --------
      Net cash provided by financing
       activities                                111,682           (537,388)
                                               ---------           --------

See accompanying notes to condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

            Condensed Consolidated Statement of Cash Flows (Continued)
                                   (unaudited)

						       For the six months ended April 30,
                                          -----------------------------------
                                               1996               1995
                                          ---------------    --------------
Effect of exchange rate changes on cash
 and equivalents                               (113,759)                ---
                                              ---------          ----------
Decrease in cash and equivalents               (867,062)         (1,085,041)
Cash and equivalents at beginning of year     2,952,239           3,432,349
                                              ---------          ----------
Cash and equivalents at end of year        $  2,085,177       $   2,347,308
                                              =========          ==========

Supplemental disclosures of cash
 flow information:
 Non-cash transactions affecting
  operating, investing and financing
  activities:
  Operating activities:
   Increase in the value of investments,
    restricted net of tax effect           $     12,500        $     23,153
                                              =========           ==========
  Investing and Financing activities:
   Conversion of notes payable to
    shareholders to common stock           $       ---          $  1,500,000
                                              ========            ==========
   Liabilities assumed in conjunction
    with acquisition:
    Fair value of assets acquired          $ 4,201,427
    Stock issued in connection with
    financing acquisition                       43,100                  ---
    Note payable issued to Sellers/
     directors                              (2,369,049)                 ---
                                           -----------            ----------
    Liabilities assumed                    $ 1,875,478          $        ---
                                           ===========            ==========

  Interest paid                            $   447,937          $    526,204
                                           ===========            ==========
  Income taxes paid, net of refunds        $         0          $          0
                                           ===========            ==========

See accompanying notes to condensed consolidated financial statements.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included. Such adjustments consist of normal recurring accruals and those adjustments recorded to reflect the impact of currency devaluations on the Company's operations in Venezuela, a provision for restructuring Latin American operations and the write off of certain goodwill and contractual rights.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the year ended October 31, 1995. Operating results for the three and six months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996.

It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

Certain items in the condensed consolidated financial statements for the interim periods ended April 30, 1995 have been reclassified to conform with the current presentation.

2.	Inventories

	The components of inventory consist of the following:

                  [S]                    [C]              [C]
                                         April 30,        October 31,
                                           1996             1995
                                         ------------     -----------

                  Raw materials           $ 1,445,071     $ 1,719,338
                  Committed inventory       1,339,953       1,816,284
                                         ------------     -----------
                                          $ 2,785,024     $ 3,535,622
                                         ============     ===========
3.	Acquisition

On December 8, 1995, the Company, through a wholly owned subsidiary, acquired all of the outstanding Common Stock of H.C. Connell, Inc. ("Connell"). Connell provides outside plant telecommunication services to local telephone operators and also provides power and other utility services to major electric and water companies as well as various government municipalities. The purchase price, adjusted from closing to $2,369,049, was paid by issuing promissory notes totaling $1,869,049 to the seller and with loan proceeds of $500,000 from directors of the Company. The acquisition was accounted for using the purchase method of accounting.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES


The proforma unaudited results of operations for the three months and six months ended April 30, 1996 and 1995, assuming consummation of the purchase at the beginning of the respective periods, are as follows:

				                        		Three months			            Six months
                        						ended April 30,	        		ended April 30,
                          ------------------------      ----------------------
                            1996            1995           1996        1995
                            ----            ----           ----        ----
Net revenues              $12,592,295   $11,696,517   $25,313,648   $22,665,675
Net income (loss)          (2,562,361)      366,644    (2,992,571)     (359,969)
Net income (loss) per
common share and common
equivalent share          $      (.31)  $       .04   $      (.36)  $      (.04)

4.	Borrowings

Effective November 29, 1995, the Company entered into a Term Loan and Revolving Line of Credit Facility with a new lender (the "Lender") totaling $12,500,000 (the "Credit Facility"). The Credit Facility is comprised of the following components: (i) a $6,000,000 revolving line of credit (the "Line of Credit"),
(ii) a $2,500,000 equipment loan facility (the "Equipment Loan Facility"),
(iii) a 60-month Term A loan in the amount of $2,750,000 (the "Term A Loan"), and (iv) a 36-month Term B loan in the amount of $1,250,000 (the "Term B Loan"). The Line of Credit, the Term A Loan and the Term B Loan are each evidenced by separate promissory notes with varying maturities and are secured by certain accounts receivable, inventory and equipment. Each loan accrues interest at either the Lender's prime rate or, at the Company's election, the one (1) month LIBOR rate plus two and seven tenths percent
(2 7/10%). Proceeds from the Term A, Term B and a portion of the proceeds from the credit line were used to refinance certain existing debt of the Company. The balance of the Line of Credit will be used by the Company for its working capital needs. The Credit Facility contains covenants, which require, among other conditions, that the Company maintain certain tangible net worth, funded debt, and debt service amounts. At April 30, 1996, the Company was not in compliance with these covenants; however, the Company obtained a limited waiver on the covenants from the Lender effective through July 31, 1997.

In addition to the Credit Facility, the Company incurred and assumed additional debt in connection with the acquisition of Connell.

At April 30, 1996, the Company's borrowings consist of the following:
                                                                April 30, 1996
                                                                --------------

Lines of Credit:
Bank line of credit ($6,000,000 maximum limit), due
February 28, 1997; interest payable monthly at prime
(81/4 % at April 30, 1996); secured by certain accounts
receivable, inventory and equipment                              $  4,486,153

Bank line of credit ($200,000 maximum limit); due June
30, 1996; interest payable monthly at prime (81/4% at
April 30, 1996) plus 1/2%; secured by certain accounts
receivable                                                            152,000
                                                                   ----------
                                                                 $  4,638,153
                                                                   ==========

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

                                                                April 30, 1996
                                                                --------------
Notes Payable Other:
Note payable issued in connection with acquisition;
principal and accrued interest at 6% per annum due
June 8, 1996; collateralized by capital stock of the
subsidiary acquired                                              $ 1,619,049

Note payable issued in connection with acquisition;
principal and accrued interest at prime (81/4% at April
30, 1996) plus 1% due June 8, 1996, collateralized by
capital stock of the subsidiary acquired                             250,000
                                                                   ---------
                                                                 $ 1,869,049
                                                                   =========
Notes payable to Shareholders/Directors:

Notes payable to shareholders; personally guaranteed
by a shareholder/director of the Company                         $ 1,307,976

Notes payable to directors; principal and accrued
interest at prime (81/4% at April 30, 1996) plus 1%
due June 30, 1996; secured by certain accounts
receivable                                                           500,000
                                                                   ---------
                                                                 $ 1,807,976
                                                                   =========
Long-Term Debt:


Term loan payable to bank; payable in monthly
installments of $45,833 plus interest at prime (81/4%
on April 30, 1996) through December 1, 2000;
collateralized by certain accounts receivable,
inventory and equipment                                           $ 2,566,668

Term loan payable to bank; payable in monthly
installments of $34,722 plus interest at prime (81/4%
at April 30, 1996) through December 1, 1998;
collateralized by certain accounts receivable,
inventory and equipment                                             1,111,112

Term loans payable to bank; payable in monthly
installments totaling $39,917 plus interest at prime
(81/4% at April 30, 1996) plus 1/2%; through June 30,
1997; collateralized by certain equipment                             340,116

Term loan payable to bank; payable in monthly
installments of $1,200 plus interest of 81/4% through
March 1999, collateralized by certain equipment.                       47,610

Mortgage note payable to bank; payable in monthly
installments totaling $1,604 plus interest at prime
(81/4% at April 30, 1996) plus 1/2%; collateralized by
land and building  with a carrying value of
approximately $440,000 as of April 30, 1996                           298,376
                                                                    ---------
                 Total long-term debt                               4,363,882
                 Less current portion                              (1,588,360)
                                                                    ---------
Long-term debt, excluding current portion                         $ 2,775,522
                                                                    =========

The Company is currently involved in a legal action with respect to the amount owed and other terms relating to certain of the notes payable to shareholders/directors totaling $1,307,976, issued in connection with the acquisition of Transportation Safety Contractors, Inc. in June 1994. Said notes are classified as "current" in the accompanying consolidated balance sheets at April 30, 1996 and October 31, 1995.

Subsequent to April 30, 1996, the Company negotiated an amendment of the terms relating to the notes totaling $1,869,049 issued in connection with the acquisition of Connell. The amended note accrues interest at the rate of 9% per annum, is due January 2, 1997, and is collateralized by certain accounts receivable, equipment and capital stock of the subsidiary acquired.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

5.	Litigation

	The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

6. 	Latin American Operations

Effective April 30, 1996, the Company's board of directors approved recording the impact of a reorganization plan pursuant to which ownership of certain of the Company's Latin American operations and joint venture arrangements will be restructured. In reaching its decision to reorganize, the Company expects to increase overall operating income by divesting or scaling back those operations which have not met profitability expectations and by mitigating the uncertainties associated with foreign currency exchange risk in the region. In connection with the reorganization , the consolidated financial statements of the Company have been reclassified to report separately the net assets and operating results of Latin American operations.

Net assets of the businesses to be restructured , consisting primarily of accounts receivable, real estate and machinery and equipment have been transferred to a wholly-owned subsidiary at their estimated net realizable value and are classified as investment in Latin American subsidiary in the accompanying balance sheet at April 30, 1996. Net assets for these operations were $5,064,406 at October 31, 1995.

Operating results for Latin American operations for the six months ended April 30, 1996 include the impact of major currency devaluations experienced in Venezuela during fiscal year 1996, a non -cash charge relating to the write-off of certain goodwill and contractual rights and a provision for restructuring. Such provision for the three months ended April 30, 1996 consists of a $1,256,149 write-down of various investments, accounts receivable and deferred tax assets to net realizable value and a $748,155 accrual for expenses to be incurred during the reorganization period.

The special charges totaling $2,766,357 for the three months ended April 30, 1996 and $3,259,886 for the six month period, net of minority interest, reduced primary earnings per share by $0.33 and $0.39, respectively.

In April 1996, the Venezuelan government ceased implementation of foreign currency exchange control restrictions and the fixing of statutory exchange rates. Such economic policies have had a significant adverse impact on the Company's Venezuelan operations since going into effect in June 1994.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion and analysis relates to the Company's financial condition and results of operations for the three months and six months ended April 30, 1996 and 1995. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes appearing elsewhere in this document.

Analysis of Operating Income
- ----------------------------
					For the three months		For the six months
					  ended April 30,			 ended April 30,
                              ------------------------------------------------

                                1996       1995            1996       1995
                              --------   --------        --------   --------
DOMESTIC OPERATIONS:
Revenues                       100.00%    100.00%         100.00%    100.00%
                               ------     ------          ------     ------
Costs of revenues               78.89%     77.18%          81.83%     80.12%
General and administrative      10.86      14.21           10.33      15.08
Depreciation and amortization    3.67       4.24            3.96       4.45
   Domestic operating income     6.58       4.37            3.88        .35

LATIN AMERICAN OPERATIONS:
Revenues                       100.00%    100.00%         100.00%     100.00%
                               ------     ------          ------      ------
Costs of revenues               58.73%     57.31%          54.29%      80.42%
General and administrative      37.79      74.03           36.96      102.84
Depreciation and amortization   10.52      44.82           10.13       39.93
Special charges                245.33     (39.81)         139.55      (29.26)
  Latin American
  operating income            (252.37)    (36.35)        (140.93)     (93.93)


Overview
- --------

Domestic operating income more than doubled during the second quarter ended April 30, 1996 to $754,508 from $347,668 during the comparable quarter of 1995. Domestic operating income also increased significantly for the six months ended April 30, 1996 to $844,436 compared to $52,967 for the same period in 1995. The improvement is principally due to a larger revenue base achieved principally through the acquisition of H.C. Connell, Inc. ("Connell") in December 1995 coupled with efficiencies which significantly reduced the level of general and administrative expenses.

After recording special charges totaling $2,766,357, net of minority interest, associated with a restructuring plan during the quarter, Latin American operations reported a loss of $(2,849,122) for the three months ended April 30, 1996 compared with a loss of $(99,567) for the same period in the prior year. Year to date for 1996, the loss from Latin American operations was $(3,308,149) compared to $(539,257) in 1995.

Consolidated net loss for the three month period was $(2,562,361) or $(.31) per share compared to income of $68,187 or $.01 per share in 1995. For the six months ended April 30, 1996 , consolidated net loss was $(3,095,754) or $(.37) per share compared to a net loss of $(773,911) or $(.09) for the comparable period in 1995.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

During the second quarter of 1996, the Company approved a reorganization plan under which ownership of certain of the Company's Latin American operations and joint venture arrangements will be restructured. The Company expects to increase overall operating income by divesting or scaling back those operations which have not met profitability expectations and by mitigating the uncertainties associated with foreign currency exchange risk in the region. As a result, the Company has classified as special charges for the six months ended April 30, 1996, (a) the impact of major currency devaluations experienced in Venezuela during fiscal year 1996; (b) a non-cash charge relating to the write-off of certain goodwill and contractual rights and (c) a provision for restructuring. Such provision for the three months ended April 30, 1996 consists of a $1,256,149 write-down of various investments, accounts receivable and deferred tax assets to net realizable value and a $748,155 accrual for expenses to be incurred during the reorganization period.

During April 1996, the Venezuelan government ceased implementation of foreign currency exchange control restrictions and the fixing of statutory exchange rates. Such economic policies have had a significant adverse impact on the Company's operating results since going into effect in June of 1994.

Domestic Operations
- -------------------

Domestic revenues for the three month period ended April 30, 1996 increased 44% to $11,463,330 up $3,503,641 compared to revenues of $7,959,689 for the three month period in 1995. Revenues from domestic operations for the year to date were $21,823,057 representing an increase of $6,538,743 or 43% compared to revenues of $15,284,314 for the comparable period in 1995. Approximately 82% of the 1996 revenue increase is due to the acquisition of Connell. The remaining increase is a result of overall growth in the Company's domestic telecommunication services business prompted principally by the recent deregulation of the communications industry. However, revenues were lower than expected, due to the severe weather conditions experienced in the Company's operating areas during the first quarter of 1996 and during February of the Company's second quarter.

The Company expects that its backlog of work not completed as planned during the first six months of its fiscal year will be deferred to subsequent quarters of 1996.

Cost of revenues for the second quarter of 1996 represents 79% of revenues compared to 77% for the same period in 1995. For the six months ended April 30, 1996 , cost of revenues were 82% of domestic revenues compared to 80% for the first six months of 1995. This softness in gross margins during 1996 primarily reflects a decrease in labor productivity in certain operating areas associated with efforts to work during inclement weather.

General and administrative expenses reflect a significant decline as a percentage of revenues as a result of the Company's efforts to enhance financial controls and the implementation of a cost containment program. General and administrative expenses as a percentage of revenues were approximately 11% for the three and six month period ended April 30, 1996 compared to 15% during the same periods in 1995.

Latin American Operations
- -------------------------

Revenues from Latin American operations increased to nearly break-even levels during 1996 to $1,128,965 during the first three months compared to $274,010 for the comparable period in 1995. Year to date revenues as of April 30, 1996 were $2,347,613 versus $574,158 during the first six months of 1995. This increase reflects increased capital spending by the Company's principal customer in Venezuela.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

Costs of revenues during the second quarter of 1996 remained relatively stable at approximately 58% of revenues compared with the comparable period in 1995. Cost of revenues for the six month period ended April 30, 1996 improved significantly to 54% of revenues compared with 80% in the prior year primarily as a result of inefficiencies in the first quarter of 1995 associated with a general lack of business during a holiday season.

General and administrative expenses decreased dramatically to 38% of revenues during the three months ended April 30, 1996 compared to 74% of revenues for the same period in 1995. For the six month periods, general and administrative expenses were 74% and 103% of revenues in 1996 and 1995, respectively. The significant improvement reflects the ability of the Company to develop a greater revenue base while maintaining general and administrative expenses at a relatively fixed level.

Depreciation and amortization remained stable throughout the periods presented for 1995 and 1996 at approximately $120,000 for the quarterly periods and $235,000 for the six month periods. The substantial improvement during 1996 in depreciation as a percent of revenue from 1995 levels reflects significantly underutilized equipment during 1995. The Company is currently operating at approximately 40% capacity.

Liquidity and Capital Resources

Cash and cash equivalents totaled $2,085,177 at April 30, 1996 compared to $2,952,239 at October 31, 1995. The decrease is due primarily to the repayment of long term debt of $459,260 and a loan from a shareholder of $250,000. The Company also paid cash of approximately $1.1 million for the purchase of equipment required for new business and for the replacement of inefficient equipment. Such capital expenditures were principally funded by cash flow from operations of approximately $815,000. In December 1995 the Company acquired H.C. Connell Inc., for $2,369,049.
The acquisition was funded by the issuance of notes to the seller totaling $1,869,049 and by loans from directors of $500,000.

As discussed in Note 4 in the Notes to the Condensed Consolidated Financial Statements, on November 29, 1995, the Company entered into a $12.5 million credit facility (the "Credit Facility") comprised of a $6,000,000 revolving line of credit that expires in February 1997; a $2,500,000 equipment loan facility to be secured by new or used equipment purchased; a 60-month Term A loan in the amount of $2,750,000; and a 36-month Term B loan in the amount of $1,250,000. Proceeds from the term loans and a portion of the credit line were used to refinance existing debt of the Company, excluding loans from shareholders/directors. The balance of the line of credit and the equipment facility will be used to fund growth. At April 30, 1996, the Company was in violation of various covenants associated with the loan. However, the Company obtained a limited waiver on the covenants from the lender effective through July 31, 1997.

The Company is currently involved in a legal action with respect to the amount owed and other terms relating to certain of the notes payable to shareholders totaling $1,307,976, issued in connection with the acquisition of Transportation Safety Contractors, Inc. in June 1994. Said notes are classified as "current" in the accompanying consolidated balance sheets at April 30, 1996 and October 31, 1995.

Subsequent to April 30, 1996, the Company negotiated an amendment of the terms relating to the notes totaling $1,869,049 issued in connection with the acquisition of Connell. The amended note is collateralized by certain accounts receivable, equipment and capital stock of the subsidiary acquired and is due January 1997.

The Company currently has available approximately $5,947,024 of working capital consisting of cash of $2,085,177, lines of credit of $1,361,847 and unused equipment facilities of $2,500,000. The Company expects such working capital will be sufficient to meet its near term operating requirements.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

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

                  A report on Form 8-K/A-1 was filed under Item 2 on February 20, 1996 presenting the required financial and proforma information relating to the acquisition of H.C. Connell, Inc.

                  A report on Form 8-K was filed March 18, 1996 under Item 5 relating to the resignation of certain directors of the Company.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES



                                     SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Able Telcom Holding Corp.
                                   (Registrant)


	By:	 /s/ William J. Mercurio                 June 19, 1996
      -------------------------------------------------------------
	William J. Mercurio, President and CEO	      Date



	By:	 /s/ William D. Callahan                  June 19, 1996
      -------------------------------------------------------------
	William D. Callahan, Chief Financial Officer	Date



	By:	 /s/ Daniel L. Osborne                    June 19, 1996
      -------------------------------------------------------------
	Daniel L. Osborne, Chief Accounting Officer     Date