Form 10-Q
period 1996-07-31
ABLE TELCOM HOLDING CORP
filed 1996-09-18
CIK 826411

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                       FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934.
      For the quarterly period ended July 31, 1996.

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
       AND EXCHANGE ACT OF 1934.
       For the transition period from  _________ to_________.

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

                                  (561) 688-0400
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES  X                           NO
                ---                            ---
As of  September 9, 1996, there were 8,203,212 shares, par value
$.001 per share, of the Registrant's Common Stock outstanding.

                         ABLE TELCOM HOLDING CORP.
                             AND SUBSIDIARIES

                                  INDEX
                                  -----

PART I - FINANCIAL INFORMATION

                                                                  Page
Number
                                                                  ---------
- --
Item 1. Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets - July 31, 1996
          and October 31, 1995                                         3

          Condensed Consolidated Statements of Operations - Three
          months and nine months ended July 31, 1996 and 1995          5

          Condensed Consolidated Statements of Cash Flows - Nine
          months ended July 31, 1996 and 1995                          6

          Notes to Condensed Consolidated Financial Statements -
          July 31, 1996                                                8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            15

Signatures                                                            16


                          ABLE TELCOM HOLDING CORP.
                             AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets

                                             July 31, 1996   October 31,
1995
                                               (unaudited)       (audited)
                                           ----------------   ----------------
Assets

Current assets:
 Cash and equivalents                      $      1,230,118   $      2,952,239
 Investments, net                                   566,250            571,875
 Accounts receivable, net                         9,758,910         10,529,124
 Inventories                                      3,075,588          3,535,622
 Prepaid expenses and other                       1,235,855            831,908
 Deferred income taxes                                  ---            151,879
                                           ----------------    ---------------
  Total current assets                           15,866,721         18,572,647

Property and equipment, net                       6,752,240          6,119,608

Other assets:
 Deferred income taxes                              439,405            331,739
 Investment in Latin American subsidiary          2,005,427                ---
 Goodwill and contractual rights, net             6,004,596          7,203,761
 Other                                              357,927            254,461
                                            ---------------    ---------------
  Total other assets                              8,807,355          7,789,961
                                            ---------------    ---------------
  Total assets                              $    31,426,316    $    32,482,216
                                            ===============    ===============


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

                       ABLE TELCOM HOLDING CORP.
                          AND SUBSIDIARIES

         Condensed Consolidated Balance Sheets (Continued)

                                             July 31, 1996   October 31,1995
                                              (unaudited)        (audited)
                                           ----------------  ----------------
Liabilities and Shareholders' Equity

Current liabilities:
 Current portion of long-term              $      1,266,694  $      2,222,369
 Lines of credit                                  4,538,437         3,220,000
 Notes payable - other                            1,869,049               ---
 Notes payable to shareholders/directors          1,557,976         1,557,976
 Accounts payable                                 2,902,482         3,446,123
 Accrued expenses                                 1,210,476           728,282
                                            ---------------   ---------------
  Total current liabilities                      13,345,114        11,174,750

 Deferred income taxes                              479,486               ---
 Long-term debt, excluding current portio         3,091,008         3,033,000
                                            ---------------   ---------------
  Total liabilities                              16,915,608        14,207,750
                                            ---------------   ---------------
Minority interest                                       ---           807,955

Commitments and contingencies

Shareholders' equity:

 Common stock, $.001 par value,
  authorized 25,000,000 shares; issued
  and outstanding  8,203,212 shares in
  1996; 8,193,212 in 1995                             8,203             8,193
 Additional paid-in capital                      12,800,222        12,790,196
 Unrealized loss on investments, net                (58,750)          (53,125)
 Retained earnings                                1,761,033         4,721,247
                                            ---------------    --------------
  Total shareholders' equity                     14,510,708        17,466,511
                                            ---------------    --------------
  Total liabilities and
   shareholders' equity                     $    31,426,316    $   32,482,216
                                            ===============    ==============

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

                        ABLE TELCOM HOLDING CORP.
                           AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations
                              (unaudited)

                             ---------------------------------------------------
                                 For the three months     For the nine months
                                   ended July 31,           ended July 31,
                                1996         1995         1996         1995
                             -----------  -----------  -----------  -----------
DOMESTIC OPERATIONS:
Revenues                     $11,086,195  $ 7,747,739   $32,909,252 $23,032,053

Costs and expenses:
Costs of revenues              8,710,997    6,495,637    26,569,708  18,742,175
General and administrative     1,498,359      732,695     3,753,235   3,037,529
Depreciation and
 amortization                    534,017      410,782     1,399,051   1,090,757
                            ------------  -----------   -----------  -----------
Total costs and expenses      10,743,373    7,639,114    31,721,994  22,870,461
                            ------------  -----------   -----------  -----------

Domestic operating income        342,822      108,625     1,187,258     161,592

LATIN AMERICAN OPERATIONS:
Revenues                         774,045    1,265,879     3,121,658   1,840,037

Costs and expenses:
Costs of revenues                441,670      503,337     1,716,077     965,061
General and administrative       245,784      520,971     1,113,420   1,111,421
Depreciation and
 amortization                    110,140      119,024       347,860     348,262
Special charges:
Foreign currency and
 devaluation losses               18,869       31,820     1,508,556     (39,300)
Write-off of goodwill                ---          ---       920,551         ---
Provision for restructuring          ---          ---     1,512,534         ---
Minority interest                101,039       68,875      (781,408)    (28,002)
                             -----------  -----------   -----------   ----------
Total costs and expenses         917,502    1,244,027     6,337,590   2,357,442
                             -----------  -----------   -----------   ----------

Latin American operating
 income (loss)                  (143,457)      21,852    (3,215,932)   (517,405)
                             -----------  -----------   -----------   ----------
Total income (loss) from
 operations                      199,365      130,477    (2,028,674)   (355,813)

Interest expense                (293,583)    (194,703)     (828,500)   (805,904)
Interest and other
 income, net                      44,222      177,199       181,098     500,779
Realized loss on
 investments                         ---     (100,379)          ---    (100,379)
                             -----------  -----------   -----------   ----------
Total other income(expense)     (249,361)    (117,883)     (647,402)   (405,504)

Income (loss) before
 income taxes                    (49,996)      12,594    (2,676,076)   (761,317)
                             -----------  -----------   -----------   ----------

Income tax (benefit) expense    (187,262)    (147,851)      282,412    (147,851)
                             -----------  -----------   -----------   ----------
Net income (loss)            $   137,266  $   160,445   $(2,958,488)  $(613,466)
                             ===========  ===========   ===========   ==========

Income (loss) per common
 share and common equivalent
 share                       $      0.02  $      0.02   $     (0.35)  $   (0.07)
                             ===========  ===========   ===========   ==========

Weighted average shares
 outstanding:
Primary and fully diluted      8,362,305    8,361,654     8,355,804   8,274,904
                             ===========  ===========   ===========   ==========

See accompanying notes to condensed consolidated financial statements.

                                ABLE TELCOM HOLDING CORP.
                                   AND SUBSIDIARIES

                  Condensed Consolidated Statements of Cash Flows
                                      (unaudited)

                                           -----------------------------------
                                            For the nine months ended July 31,

                                                  1996            1995
                                           ----------------   ----------------
Operating Activities:
Net loss                                    $    (2,958,488)  $      (613,466)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Depreciation and amortization                   1,746,911         1,439,019
  Deferred income taxes                             345,599           (69,550)
  Translation/transaction losses                     18,869               ---
  Minority interest                                (781,408)           28,002
  Loss on sale of investments                           ---           100,379
  Allowance for unrealized loss                         ---            91,950
Changes in assets and liabilities,
 net of effects from the acquisition
  Decrease in accounts receivable                 2,180,786         2,318,831
  Decrease (increase) in inventories                506,878          (546,875)
  Increase in prepaid expenses and other           (403,947)         (832,805)
  (Increase) decrease in other assets               (33,623)           20,708
  Decrease in accounts payable and
   accrued expenses                                (881,731)       (1,206,590)
  Decrease in net assets of Latin
   American operations                              726,777               ---
  Decrease in income taxes payable                  (78,301)              ---
                                            ---------------   ----------------
   Net cash provided by operating
    activities                                      466,623           651,302
                                            ---------------   ---------------
Cash flows from investing activities:
 Purchase of investments, restricted                    ---         2,263,933
 Loans to a former director                             ---          (300,000)
 Purchases of property and equipment             (1,869,104)       (1,507,707)
                                            ---------------   ----------------
  Net cash provided by (used in)
   investing activities                          (1,869,104)          456,226
                                            ---------------   ----------------
Cash flows from financing activities:
 Net borrowings under lines of credit               445,000               ---
 Proceeds from long-term debt                       105,000           744,340
 Proceeds from shareholder loans                    500,000               ---
 Payments on shareholder loans                     (500,000)              ---
 Payments on long-term debt                        (809,945)       (3,671,534)
 Proceeds from exercise of warrants                     ---           335,235
 Distributions to minority interests                (26,547)         (476,318)
                                            ---------------   ----------------
  Net cash used in financing activities            (286,492)       (3,068,277)
                                            ---------------   ----------------

See accompanying notes to condensed consolidated financial statements.

                          ABLE TELCOM HOLDING CORP.
                             AND SUBSIDIAIRES

          Condensed Consolidated Statements of Cash Flows (Continued)
                                (unaudited)

                                            ----------------------------------
                                            For the nine months ended July 31,
                                                    1996            1995
                                            ----------------   ----------------
Effect of exchange rate changes on cash
 and equivalents                                     (33,148)             ---

Decrease in cash and equivalents                  (1,722,121)      (1,960,749)
Cash and equivalents at beginning of
 the period                                        2,952,239        3,432,349
                                             ---------------    --------------
Cash and equivalents at end of the
 period                                      $     1,230,118    $   1,471,600
                                             ===============    ==============

Supplemental disclosures of cash flow
information:

Non-cash transactions affecting
operating, investing and financing
activities:
 Investing and Financing activities:
  Conversion of notes payable to
  shareholders to common stock               $           ---    $   1,500,000
                                             ===============    ==============
 Liabilities assumed in conjunction
  with acquisition
   Fair value of assets acquired             $     4,201,427              ---
   Stock issued in connection with
    financing acquisition                             43,100              ---
   Note payable issued to
    Sellers/directors                             (2,369,049)             ---
                                             ---------------    --------------
     Liabilities assumed                     $     1,875,478    $         ---
                                             ===============    ==============
  Interest paid                              $       828,500    $     688,407
                                             ===============    ==============
  Income taxes paid                          $           -0-    $         -0-
                                             ===============    ==============


See accompanying notes to condensed consolidated financial statements.

                          ABLE TELCOM HOLDING CORP
                            AND SUBSIDIARIES

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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the year ended October 31, 1995. Operating results for the three and nine months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended
     October 31, 1996.

     It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

     Certain items in the condensed consolidated financial statements for the interim period ended July 31, 1995 have been reclassified to conform with the current presentation.

2.   Inventories

     The components of inventory consist of the following:

                                      July 31        October 31,
                                       1996             1995

            Raw materials         $  1,559,245      $   1,719,338
            Committed inventory      1,516,343          1,816,284
                                  ------------      -------------
                                  $  3,075,588      $   3,535,622
                                  ============      =============
3.   Acquisition

     On December 8, 1995, the Company, through a wholly owned subsidiary, acquired all of the outstanding Common Stock of H.C. Connell, Inc. ("Connell"). Connell provides outside plant telecommunication services to local telephone operators and also provides power and other utility services to major

                         ABLE TELCOM HOLDING CORP.
                           AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     electric and water companies as well as various government municipalities. The purchase price, adjusted from closing to $2,369,049, was paid by issuing promissory notes totaling $1,869,049 to the seller and with loan proceeds of $500,000 from directors of the Company. The acquisition was accounted for using the purchase method of accounting.

     The proforma unaudited results of operations for the three months and nine months ended July 31, 1996 and 1995, assuming consummation of the purchase at the beginning of the respective periods, are as follows:

                                   Three months             Nine months
                                   ended July 31,           ended July 31,
                                1996         1995         1996        1995
                            --------------------------------------------------
     Net revenues            11,860,240   11,212,358   37,173,878  33,878,035
     Net income (loss)          137,266     (249,100)  (2,855,305)   (609,069)
     Net income (loss) per
      common share and common
      equivalent share             0.02        (0.03)       (0.34)      (0.07)

     4.   Borrowings

     Effective November 29, 1995, the Company entered into a Term Loan and Revolving Line of Credit Facility with a new lender (the "Lender") totaling $12,500,000 (the "Credit Facility"). The Credit Facility is comprised of the following components:
     (i) a $6,000,000 revolving line of credit (the "Line of Credit"), (ii) a $2,500,000 equipment loan facility (the "Equipment Loan Facility"), (iii) a 60-month Term A loan in the amount of $2,750,000 (the "Term A Loan"), and (iv) a 36-month Term B loan in the amount of $1,250,000 (the "Term B Loan"). The Line of Credit, the Term A Loan and the Term B Loan are each evidenced by separate promissory notes with varying maturities and are secured by certain accounts receivable, inventory and equipment. Each loan accrues interest at either the Lender's prime rate or, at the Company's election, the one (1) month LIBOR rate plus two and seven tenths percent (27/10%). Proceeds from the Term A, Term B and a portion of the proceeds from the credit line were used to refinance certain existing debt of the Company. The balance of the Line of Credit will be used by the Company for its working capital needs. The Credit Facility contains covenants, which were amended effective April 30, 1996, requiring, among other conditions, that the Company maintain certain tangible net worth, funded debt, and debt service amounts.

     In addition to the Credit Facility, the Company incurred and assumed additional debt in connection with the acquisition of Connell.

     At July 31, 1996, the Company's borrowings consist of the following:

                               ABLE TELCOM HOLDING CORP.
                                   AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statments

                                                         July 31, 1996
                                                         --------------

   Lines of Credit:
   Bank line of credit ($6,000,000 maximum limit),
     due February 28, 1997; interest payable
     monthly at prime (8 1/4 % at July 31, 1996);
     secured by certain accounts receivable,
     inventory and equipment                             $  4,386,437

   Bank line of credit ($200,000 maximum limit);
     due February 28, 1997; interest payable
     monthly at prime (8 1/4% at July 31, 1996) plus
     1/2%; secured by certain accounts receivable             152,000
                                                         ------------
                                                         $  4,538,437
                                                         ============
   Motes Payable - Other:
   Note payable issued in connection with
     acquisition; principal and accrued interest
     at 9% per annum due January 2, 1997;
     collateralized by certain accounts
     receivable, equipment and capital stock of
     the subsidiary acquired                             $  1,869,049
                                                         ============

   Notes payable to Shareholders/Directors:
   Notes payable to shareholders; personally
     guaranteed by a shareholder/director of the
     Company                                             $   1,307,976
   Note payable to a director; principal and
     accrued interest at prime (8 1/4% at July 31,
     1996) plus 1% due August 31, 1996                         250,000
                                                         -------------
                                                         $   1,557,976
                                                         =============
   Long-Term Debt:
   Term loan payable to bank; payable in monthly
     installments of $45,833 plus interest at
     prime (8 1/4% on July 31, 1996) through December
     1, 2000; collateralized by certain accounts
     receivable, inventory and equipment                 $   2,429,169
   Term loan payable to bank; payable in monthly
     installments of $34,722 plus interest at
     prime (8 1/4% at July 31, 1996) through December
     1, 1998; collateralized by certain accounts
     receivable, inventory and equipment                     1,006,946
   Term loans payable to bank; payable in monthly
     installments totaling $39,699 plus interest
     at prime (8 1/4% at July 31, 1996) plus  1/2%;
     through June 30, 1997; collateralized by
     certain equipment                                         528,715
   Term loans payable to banks; payable in monthly
     installments totaling $3,539 plus interest
     ranging from 8 3/4% to 14.9%; through March
     1999, collateralized by certain equipment                  99,308
   Mortgage note payable to bank; payable in
     monthly installments totaling $1,604 plus
     interest at prime (8 1/4% at July 31, 1996) plus
     1/2%; collateralized by land and building with
     a carrying value of approximately $440,000 as
     of July 31, 1996                                          293,564
                                                         -------------
       Total long-term debt                                  4,357,702
       Less current portion                                  1,266,694
                                                         -------------
       Long-term debt, excluding current portion          $  3,091,008
                                                         =============

     The Company is currently involved in a legal action with respect to the amount owed and other terms relating to certain of the notes payable to shareholders/directors totaling $1,307,976, issued in connection with the acquisition of Transportation Safety Contractors, Inc. in June 1994. Said notes are classified as "current" in the accompanying consolidated balance sheets at July 31, 1996 and October 31, 1995.

                   ABLE TELCOM HOLDING CORP.
                     AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements

5.   Litigation

     The Company is involved in various claims and legal actions arising in the ordinary course of business and in connection with certain notes payable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

6.   Latin American Operations

     Effective April 30, 1996, the Company's board of directors approved recording the impact of a reorganization plan pursuant to which ownership of certain of the Company's Latin American operations and joint venture arrangements will be restructured. In reaching its decision to reorganize, the Company expects to increase overall operating income by divesting or scaling back those operations which have not met profitability expectations and by mitigating the uncertainties associated with foreign currency exchange risk in the region. In connection with the reorganization, the consolidated financial statements of the Company have been reclassified to report separately the net assets and operating results of Latin American operations.

     Net assets of the businesses to be restructured, consisting primarily of accounts receivable, real estate and equipment have been transferred to a wholly-owned subsidiary at their estimated net realizable value and are classified as investment in Latin American subsidiary in the accompanying balance sheet at July 31, 1996. Net assets for these operations were $5,064,406 at October 31, 1995.

     Operating results for Latin American operations for the nine months ended July 31, 1996 include special charges, recorded as of April 30, 1996, which represent the impact of major currency devaluations experienced in Venezuela during fiscal year 1996, a non-cash charge relating to the write-off of certain goodwill and contractual rights and a provision for restructuring which represents the write-down of various investments and accounts receivable to net realizable value. In addition, income tax expense includes a $235,674 write-down of certain deferred tax assets relating to Latin American operations.

     The special charges, including the write-down of deferred tax assets, totaling $3,120,570 for the nine months ended July
     31, 1996, net of minority interest, reduced primary earnings per share by  $.37

     In April 1996, the Venezuelan government ceased implementation of foreign currency exchange control restrictions and the fixing of statutory exchange rates.
     These economic policies have had a significant adverse impact on the Company's Venezuelan operations since going into effect in June 1994.

                     ABLE TELCOM HOLDING CORP.
                      AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following discussion and analysis relates to the Company's financial condition and results of operations for the three months and nine months ended July 31, 1996 and 1995. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes appearing elsewhere in this document.

Analysis of Operating Income
- ----------------------------
                              For the three months     For the nine months
                                ended July 31,             ended July 31,
                                1996      1995           1996      1995
                              --------- ---------      --------- ---------

DOMESTIC OPERATIONS:
 Revenues                      100.00%    100.00%        100.00%   100.00%
 Costs of revenues              78.58      83.84          80.74     81.37
 General and administrative     13.52       9.46          11.40     13.19
 Depreciation and
  amortization                   4.81       5.30           4.25      4.74
                               -------    -------        -------   -------
 Domestic operating income       3.09       1.40           3.61        .70

LATIN AMERICAN OPERATIONS:
 Revenues                      100.00%    100.00%        100.00%    100.00%
 Costs and expenses             57.06      39.76          54.97      52.45
 General and administrative     31.75      41.15          35.67      60.40
 Depreciation and
  amortization                  14.23       9.40          11.14      18.93
 Special charges                15.49       7.95         101.23      (3.66)
                               -------    -------        -------    -------
 Latin American operating
  income                       (18.53)      1.74        (103.01)    (28.12)



Overview
- --------
Consolidated net income for the three month period was $137,266 or $.02 per share compared to income of $160,445 or $.02 per share in 1995. For the nine months ended July 31, 1996, the consolidated net loss was $(2,958,488) or $(.35) per share compared to a net loss of $(613,466) or $(.07) for the comparable period in 1995. The activities discussed below represent the primary factors impacting operating results during fiscal year 1996.

During the first quarter of 1996, the Company acquired the common stock of H. C. Connell, Inc. ("Connell"). Connell provides outside plant telecommunication services to local telephone operators and also provides power and other utility services to major electric and water companies as well as various governmental municipalities. The acquisition provided the Company $8,597,719 of additional revenue since the acquisition date of December 8, 1995.

                    ABLE TELCOM HOLDING CORP.
                      AND SUBSIDIARIES

During the second quarter of 1996, the Company approved a reorganization plan under which ownership of certain of the Company's Latin American operations and joint venture arrangements will be restructured. The Company expects to increase overall operating income by divesting or scaling back those operations which have not met profitability expectations and by mitigating the uncertainties associated with foreign currency exchange risk in the region. As a result, the Company has classified as special charges for the nine months ended July 31, 1996, (a) the impact of major currency devaluations experienced in Venezuela during fiscal year 1996; (b) a non-cash charge relating to the write-off of certain goodwill and contractual rights; and (c) a provision for restructuring. In addition, the income tax provision includes a $235,674 write-down of certain deferred tax assets relating to the Latin American operations. After recording special charges associated with the restructuring plan, totaling approximately $3,120,530, net of minority interest, Latin American operations reported a loss of $(3,215,932) for the nine months ended July 31, 1996 compared with a loss of $(517,405) for the same period in the prior year.

During April 1996, the Venezuelan government ceased its foreign currency exchange control restrictions and the fixing of statutory exchange rates. These economic policies have had a significant adverse impact on the Company's operating results since going into effect in June of 1994. Since lifting the restrictions, there has been no significant change in currency exchange rates. Consequently, there were no material translation losses during the third quarter ended July 31, 1996.

During the third quarter of 1996, the Company commenced the start-up of an operation to provide wireless communication services to targeted customers in localized geographic areas. This business, to date, has incurred only marketing costs to develop an existing subscriber base in its areas of operations. The Company does not expect significant revenues from this operation in the near future.


Domestic Operations
- -------------------
Domestic revenues for the three month period ended July 31, 1996 increased $3,338,456 to $11,086,195 compared to revenues of $7,747,739 for the three month period in 1995. Revenues for the year to date were $32,909,252 in 1996 compared to revenues of $23,032,053 in 1995.

The acquisition of Connell accounted for $3,242,237 and $8,597,719 of the revenue increase for the three month and nine month periods of 1996, respectively. The balance of the increase during both periods in 1996 represents internal growth primarily from existing domestic telecommunication operations.

Cost of revenues for the third quarter of 1996 improved to 79% of revenues from to 84% of revenue for the same period in 1995 primarily reflecting improved labor productivity within the Company's telecommunication services division. For the nine months ended July 31, 1996 and 1995, cost of revenues were 81% of domestic revenues.

General and administrative expenses during the third quarter increased $765,664 from $732,695 in 1995 to $1,498,359 in 1996.
Approximately $305,000 of the increase reflects the acquisition of Connell. The balance of the increase primarily reflects costs incurred in connection with the start-up of the Company's wireless communication operation. This start-up operation is not expected to provide the Company significant revenues during the next fiscal year and will continue to incur marketing costs associated with developing the subscriber base in its operating areas.

                 ABLE TELCOM HOLDING CORP.
                    AND SUBSIDIARIES

In addition, during the third quarter of 1996, the Company invested approximately $80,000 to enhance billing and inventory control systems which are expected to significantly improve cash flows within certain of its subsidiaries.

For the nine months ended July 31, 1996 general and administrative expenses increased $715,706 from $3,037,529 in 1995 to $3,753,235 in 1996 primarily reflecting the acquisition of Connell, and the aforementioned factors.

During the third quarter 1996, domestic operating income increased $234,197 to $342,822 from operating income of $108,625 during the comparable quarter of 1995. Furthermore, domestic operating income increased significantly for the nine months ended July 31, 1996 to $1,187,258 compared to $161,592 for the prior year. The improvement during 1996 is principally due to the larger revenue base achieved through the acquisition of Connell. However, domestic operating income during the third quarter of 1996 was adversely impacted by management turnover within the Company's traffic management division, start-up costs associated with the Company's wireless communications operation, and enhancements to financial control systems.


Latin American Operations
- -------------------------
Revenues during the third quarter of 1996 of $774,045 were significantly below 1995 levels of $1,265,879. Year to date revenues as of July 31, 1996 were $3,121,658 versus $1,840,037 in 1995. The change in revenue levels between periods primarily reflects volatility in the level of capital spending by the Company's principal customer in Venezuela.

Cost and expenses in the aggregate for the three months ended July 31, 1996 as a percent of revenue remained relatively constant with 1995 levels. General and administrative expenses decreased in relation to the third quarter of 1995 due to the recovery of certain accounts receivable previously written off.


Liquidity and Capital Resources
- -------------------------------
Cash and cash equivalents totaled $1,230,118 at July 31, 1996 compared to $2,952,239 at October 31, 1995. The decrease is due primarily to the repayment of long term debt of $809,945 and a loan from a shareholder of $250,000. The Company also paid cash of $1,869,104 for the purchase of equipment required for new business and for the replacement of inefficient equipment. Capital expenditures were funded principally from beginning cash amounts and cash flow from operations of $466,623. In December 1995, the Company acquired the common stock of Connell for $2,369,049. The acquisition was funded by the issuance of notes to the seller totaling $1,869,049 and by loans from directors of $500,000. The $1,869,049 note owed to the seller is due January, 1997.

As discussed in Note 4 in the Notes to the Condensed Consolidated Financial Statements, on November 29, 1995, the Company entered into a $12.5 million credit facility (the "Credit Facility") comprised of a $6,000,000 revolving line of credit that expires in February 1997; a $2,500,000 equipment loan facility to be secured by new or used equipment purchased; a 60-month Term A loan in the amount of $2,750,000; and a 36-month Term B loan in the amount of $1,250,000. Proceeds from the term loans and a portion of the credit line were used to refinance existing debt of the Company, excluding loans from shareholders/directors. The balance of the line of credit and the equipment facility will be used to fund the Company's future growth. The covenants to the credit facility were amended effective April 30, 1996. These covenants require, among other conditions, that the Company maintain certain tangible net worth, funded debt and debt service amounts.

                      ABLE TELCOM HOLDING CORP.
                         AND SUBSIDIARIES

The Company currently has available approximately $5,393,049 of working capital consisting of cash of $1,230,118, unused lines of credit of $1,662,931 and a unused equipment facility of $2,500,000. The Company expects that such working capital will be sufficient to meet its near term operating requirements.

The Company is currently involved in a legal action with respect to the amount owed and other terms relating to certain of the notes payable to shareholders totaling $1,307,976, issued in connection with the acquisition of Transportation Safety Contractors, Inc. in June 1994. Said notes are classified as "current" in the accompanying consolidated balance sheets at July 31, 1996 and October 31, 1995.


Part II - Other Information

Items 1 - 5.   Not applicable

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits - none applicable

               (b)  Reports on Form 8-K

                    No reports on Form 8-K have been filed
                    during the quarter ended July 31, 1996.

                   ABLE TELCOM HOLDING CORP.
                       AND SUBSIDIARIES


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Able Telcom Holding Corp.
                        (Registrant)


      By: /s/ WILLIAM J. MERCURIO                        September 18, 1996
          -------------------------------------------    ------------------
          William J. Mercurio, President, Cheif          Date
          Executive Officer and Cheif Financial Officer


      By: /s/ DANIEL L. OSBORNE                          September 18, 1996
          -------------------------------------------    ------------------
          Daniel L. Osborne, Chief Accounting Officer