Form 10-K
period 1996-10-31
ABLE TELCOM HOLDING CORP
filed 1997-02-12
CIK 826411

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[X]   Annual  report  pursuant  to  Section  13 or  15(d)  of  the  Securities
Exchange Act of 1934 (Fee
      Required) For the fiscal year ended October 31, 1996

[  ]  Transition  report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 (No Fee Required) For the transition period from ____________   to
____________________.

Commission file number 0-21986

                          ABLE TELCOM HOLDING CORP.
            (Exact name of registrant as specified in its charter)

FLORIDA                                 65-0013218
(State or other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)

1601 Forum Place, Suite 1110, West Palm Beach, Florida             33401
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (561) 688-0400

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of January 29, 1997, 6,097,621 shares of the registrant's Common Stock were held by non-affiliates of the registrant (assuming, solely for these purposes, such persons to be all persons other than (i) current directors and executive officers off the registrant and (ii) persons believed by the registrant to beneficially own more than 10% of the registrant's outstanding Common Stock, based on reports, if any, submitted to the registrant by such persons). As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the average closing bid and asked prices on that date, was $53,902,970.

      There were 8,311,701 shares of Common Stock outstanding as of January 29, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE
None

                                    PART 1

ITEM 1.     BUSINESS

OVERVIEW

     Able Telcom Holding Corp. ("Able Telcom" or the "Company") specializes in the design, installation, maintenance and systems integration of advanced communication networks for voice, data, and video systems. These services are provided for an array of complementary applications, presently those for telecommunications infrastructure, traffic management systems, automated manufacturing systems and utility networks. The Company is currently organized into four operating groups: telecommunication services, cable television services, traffic management services and communications development. Each group, excluding cable television services, is comprised of subsidiaries of the Company with each having local executive management functioning under a decentralized operating environment. The Company formed the cable television services group to facilitate planned expansion during 1997.

STRATEGY

     The Company's overall strategy is to capture an increased share of the market for outsourced network installation, maintenance and system integration services. The Company believes that customers will continue to require such services to deploy and upgrade the fiber optic, coaxial and digital network infrastructure associated with advancements in technology and the competition created by the convergence of the telecommunications, computer and media industries. The Company intends to accomplish this objective primarily through continued strategic acquisitions and internal growth of existing and complementary lines of business. The Company believes that the communication services industry is highly fragmented, consisting of a large number of smaller, regional businesses, and presents significant opportunities for consolidation. The Company plans to target those businesses with high quality management and strong performance records and to integrate such acquired operations into the Company's operating groups.

     Additionally, the Company intends to expand its businesses through increased marketing efforts by broadening the range of services it offers to customers. The Company believes its current expertise in telecommunications, traffic management and systems integration services can be expanded to cable television and other cable and wireless communication systems and is actively seeking acquisition candidates in areas that complement its existing strengths. The Company expects to achieve margin improvement through cross-utilization among operating groups of people, equipment and technologies and through the centralization of certain financial controls, cash and risk management.

HISTORICAL DEVELOPMENT OF BUSINESS

     The Company was incorporated in 1987 as "Delta Venture Fund, Inc.," a Colorado corporation. The Company adopted its current name in 1989 and changed its corporate domicile to Florida in 1991.

     Commencing in mid-1992 until mid-1994, 95% of the Company's revenues and profits were derived from telecommunication services provided primarily through two majority owned subsidiaries located in Caracus, Venezuela. Such services were provided to one customer, CANTV, the Venezuelan national telephone company. During the second half of the fiscal year ended October 31, 1994, Venezuelan operations decreased dramatically due to the economic climate in that country and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Company's Consolidated Financial Statements, included elsewhere in this report, for additional information concerning Latin American operations.

     To reduce the effect of conditions outside the Company's control in its Latin American operations, the Company expanded its business focus to include marketing its services in the United States. The Company commenced this process in June 1994, with the acquisition of Transportation Safety Contractors, Inc. and its affiliates ("Transportation Safety" or "TSCI"), an established Tampa, Florida based group of companies that install and maintain traffic control signage, signalization and lighting systems and that perform outside plant telecommunication services. The majority of TSCI's business is conducted in Florida and Virginia with the state departments of transportation and various city and county municipalities.

     In anticipation of further expansion in the domestic market, during the fourth quarter of fiscal 1995, the Company reorganized its management and operational structure into four operating groups, each consisting of subsidiaries of the Company, and embarked on a series of acquisitions. On December 8, 1995, the Company acquired the common stock of H.C. Connell, Inc. ("Connell"). Connell, a twenty year old business, performs primarily outside plant telecommunication and electric power services for local telephone and utility companies in central Florida providing the Company expanded market share and a significant new customer. On October 12, 1996, the Company acquired the common stock of Georgia Electric Company ("GEC"), a forty-five year old business headquartered in Albany, Georgia. GEC operates in eight southeastern states specializing in the installation, testing and maintenance of intelligent highway and communication systems including computerized traffic management, wireless and fiber optic data networks, weather sensors, voice data and video systems and computerized manufacturing and control systems. Subsequent to the fiscal year ended October 31, 1996, the Company acquired the common stock of Dial Communications, Inc. ("Dial") of Tallahassee, Florida. Operating in northern Florida, Alabama and Georgia for more than twenty five years, Dial provides outside and inside plant telecommunication services to the regional Bell operating company, other local and long distance phone companies , private businesses and universities. Reference is made to Note 3 to the Company's Consolidated Financial Statements, "Acquisitions", included elsewhere in this report for additional information.



SERVICES, MARKETS AND CUSTOMERS

     Telecommunication service activities, presently performed through three subsidiaries, include a full line of network technical services for building both `outside plant' and `inside plant' telecommunication systems. Outside plant services consist principally of the large scale installation and maintenance of coaxial and fiber optic cable and ancillary equipment for digital voice, data and video transmissions installed aerially or underground to upgrade or replace existing telephone networks. During fiscal year 1996, through an acquisition in December 1995, the Company expanded its outside plant services to include the maintenance and installation of electric utility grids and water and sewer utilities. The Company provides such services primarily under hourly and per unit basis contracts to local telephone companies including Bell South Telecommunications, Inc., U.S. West, Inc., United Telephone Company, GTE Corp. and Sprint Corp. The Company also provides these services to long distance telephone companies such as AT&T, electric utility companies, local municipalities and cable television multiple system operators in the United States.

     Inside plant services, developed through internal expansion during fiscal 1996, consist of the engineering, design, installation and integration of telecommunication networks and delivery systems for voice, data and video providing connectivity and networking to offices for large private businesses including banks, universities and hospitals. The Company's inside plant services tend to be less capital intensive, but requires a more technically skilled workforce.

     Presently, the Company's telecommunication service activities are primarily focused in the southeastern United States. Telecommunication services and related activities accounted for 50%, 35% and 62% of the Company's consolidated revenues for fiscal years 1996, 1995 and 1994, respectively. Revenues from telecommunication services are expected to increase in 1997 as a result of the acquisition of Dial in December 1996.

     During fiscal year 1996, the Company formed a cable television services group in anticipation of internal expansion and planned acquisitions during 1997. This group presently has no material operations.

     Traffic Management Services. The Company's traffic management services are provided through its TSCI and GEC subsidiaries, acquired in June 1994 and October 1996, respectively. The Company's traffic management group installs and maintains traffic control and signalization devices. These services include the design and installation of signal devices (such as stoplights, crosswalk signals and other traffic control devices) for rural and urban traffic intersections, drawbridge and railroad track signals and gate systems, and traffic detection and data gathering devices. The Company also designs, installs and maintains "intelligent highway" communication systems that involve the interconnection of data and video systems, fog detection devices, remote signalization or computerized signage. These systems monitor traffic conditions, communicate such conditions to central traffic control computers, and provide real-time responses to dynamic changes in traffic patterns and climate conditions by changing speed limit display devices, lowering traffic control gates, or changing the text on remote signs and signals. Through GEC, the Company also installs and maintains computerized manufacturing systems for various industrial businesses. Many of the functions of the traffic management group, particularly those involved in intelligent highway systems, complement those of the telecommunications services group.

     The Company's traffic management services are provided primarily to state and local governments, in six southeastern states. Beginning with the acquisition of TSCI in the third quarter of fiscal 1994, traffic management services accounted for 50%, 65% and 38% of the Company's consolidated revenues during fiscal years 1996, 1995 and 1994, respectively. The Company expects revenues from traffic management services to increase in fiscal 1997 due to the operations of GEC, which the Company acquired during the last month of fiscal 1996.

     In October 1996, the Company placed Gerry Hall, a former principal of GEC, in charge of its traffic management group and replaced certain management of its TSCI operations with experienced managers from GEC. These personnel changes were initiated with a view towards increasing revenues, improving productivity and reducing overhead costs at TSCI and as part of the integration of the business operations of GEC into the Company's existing traffic management operations. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview"). Mr. Hall managed GEC, as well as other companies in a similar line of business, for more than 20 years prior to the Company's acquisition of GEC and Mr. Hall's employment with the Company. Mr. Hall has also been appointed to the Company's board of directors.

     Communications Development Group. The Company's communications development group manages the Company's joint venture arrangements in Latin America, primarily Venezuela, which were formed to provide telecommunication installation and maintenance services to privatized local phone companies. During fiscal years 1996, 1995 and 1994, the Company's Latin American operations accounted for 8%, 9% and 53% of the Company's revenues on a consolidated basis.

     During fiscal year 1996, the Company's communications development group expanded its business to include the marketing to Latin American telephone companies of "Neurolama", an internally developed proprietary telephone call record and data collection system. The Company also began to acquire and upgrade existing mobile radio networks to provide a localized wireless communication service in the southeastern United States. To date, both such business ventures have incurred only start-up and marketing costs with no corresponding revenues and there can be no assurance that either business will develop revenues sufficient to offset such costs.

     The Company's statement of its expectations of future revenues is a "forward-looking" statement based on the past financial performance of recent acquisitions. The Company knows of no presently existing factors that would cause such company's revenues to decrease from historical levels. Still, there can be no assurance that past performance is indicative of future results. Should revenues decline substantially due to foreseen or unforeseen factors, such as failures in the integration of recent acquisitions into the Company's operations, losses of significant customers, changes in the overall economic climate in the areas in which such company does business, loss of key employees, or other factors, such decline in revenues could cause the Company's expectations to differ materially from those stated.

CONTRACTS

      TELECOMMUNICATION AND RELATED SERVICES

     The Company generally provides telecommunication, cable television, electric utility and manufacturing system services (i.e., non-governmental business) under comprehensive master service contracts that either give the Company the right to perform certain services at negotiated prices in a specified geographic area during the contract period or pre-qualify the Company to bid on projects being offered by a customer. Contracts for projects are awarded based on a number of factors such as price competitiveness, quality of work, on-time completion and the ability to mobilize equipment and personnel efficiently. The Company is typically compensated on an hourly or per unit basis or, less frequently, at a fixed price for services performed. Contract duration either is for a specified term, usually one to three years, or is dependent on the size and scope of the project. In most cases, the Company's customers supply most of the materials required for a particular project, generally consisting of cable, equipment and hardware and the Company supplies the expertise, personnel, tools and equipment necessary to perform its services.

      TRAFFIC MANAGEMENT AND GENERAL UTILITY SERVICES

     For traffic management and general utility services (i.e., government funded business) the Company generally obtains fixed price contracts for projects, either as a prime or, more often, as a subcontractor, on a competitive bid basis. Typically, for prime contracts, a state department of transportation ("DOT") or other governmental body provides to qualified contractors a set of specifications for the project. The company then estimates the total project cost based on input from engineering, production and materials procurement personnel. A bid is then submitted by the Company along with a bid bond. For most government funded projects, the scope of work extends across many industry segments. In such cases, the Company subcontracts its expertise to a prime contractor. The Company must submit performance bonds on substantially all contracts obtained. The Company believes its relations with its bonding company are good and that its bonding capacity is adequate. However, the financial viability of the Company is dependent on maintaining adequate bonding capacity and any loss of such would have a material adverse effect on the Company.

     Contract duration is dependent on the size and scope of the project but typically is from six to nine months. Contracts generally set forth date-specific milestones and provide for severe liquidated damages for failure to meet the milestone by the specified dates. At January 29, 1997, the Company was not aware of any contracts for which it may be subject to significant liquidated damages. The failure to complete the contract backlog on time could have a material adverse impact on the financial condition of the Company. The Company is typically paid based on "completed units". Retainage is normally held on contracts (usually 5% to 10% of the contract amount), until approximately 90 days after the services are rendered and accepted by the customer. The majority of the contracts are bonded/guaranteed as to payment by the DOT upon performance by the Company.

     In addition to generating revenues from the installation of traffic management systems under fixed price contracts, the Company performs under maintenance contracts with the DOT obtained through competitive bidding. Maintenance contracts are normally for a renewable one to three year term. Under such contracts, the Company generally is assigned a section of highway along which to maintain traffic control devices and is paid on a per unit basis.

     In most cases, the Company must supply the materials required for a particular project, including materials and component parts required for the production of highway signage and guardrails and the assembly of various electrical and computerized systems. Aluminum sheeting, steel poles, concrete, reflective adhesive, wood products, cabling and electrical components are the principal materials purchased domestically for the production of highway signage and guardrailing. Generally, the supply and costs of these materials has been and is expected to continue to be stable, and the Company is not dependent upon any one supplier for these materials. The Company also purchases various components for the assembly of various electrical, lighting and computerized traffic control systems. Many of these materials must be certified as meeting specifications established by the DOT and are generally only supplied by a limited number of vendors. The unavailability of those components could have an adverse impact on meeting deadlines for the completion of projects which may subject the Company to liquidated damages. However, the availability of these materials, generally, has been adequate.

COMPETITION

     The market for communication network and related services is characterized by a large number of smaller size private companies that compete for business generally in a limited geographic area or with a few principal customers. However, there are also several competitors which compete with the Company on a much larger scale, some of which are larger in size and have greater financial resources than the Company. There are no competitors controlling substantial market share either domestically or in the countries in which the Company operates in Latin America. The Company's ability to assemble a large, trained work force, offer a turnkey service mix and satisfy the requirements for capital, bonding, technical, administrative and financial pre-qualifications allows it to bid on larger projects and to compete on a national and international level. Management believes that the factors required for continued success with a limited number of key customers include financial ability, quality and breadth of services, reliability and the ability to mobilize a competent work force promptly for large projects.

     Changes in the level of customer capital expenditures, customers utilizing their own personnel to perform services, technological advancement, federal funding and state spending may affect the volume of work available to the Company as well as the Company's profitability.

BACKLOG

     As of January 29, 1997, the Company had a total backlog of business, giving effect to the acquisition of Dial and including estimates related to "per unit basis" contracts, of approximately $105 million compared to $44 million on February 1, 1996. Approximately 70% of the total backlog is expected to be completed within the next fiscal year. Contract backlog of $24 million relating to the installation of traffic management systems is under performance bonds and the Company may be subject to liquidated damages for failure to perform in a timely manner.



SEASONALITY

     Operations of the Company are seasonal, resulting in reduced revenues and profits during the first quarter (November, December and January) relative to other quarters. Factors affecting the seasonality of the Company's business are holiday season shut-downs, winter weather and capital expenditure patterns by telephone companies that can impede outside plant construction activities. The impact of seasonality is mitigated somewhat by the presence of Company's operations primarily in the southern United States.

EMPLOYEES

     At January 29, 1997, the Company and its subsidiaries had approximately 1,510 employees of which approximately 93 represents a nucleus of senior executive, technical and managerial personnel. Approximately 366 of the total employees are affiliated with Latin American operations. The number of employees considered as laborers can vary significantly according to contracts in progress. Such employees are generally available to the Company through an extensive network of contacts within the communications industry.

     No employees of the Company are represented by a labor union and the Company considers relations with key and other employees to be good.

ITEM 2.     PROPERTIES

     The Company leases 3,349 square feet for its corporate offices in West Palm Beach, Florida. The Company also leases regional offices in Albany and Norcross, Georgia and several cities in Florida including Tampa, Tallahassee, Leesburg and Ft. Lauderdale. The regional office located in Albany, Georgia is leased from shareholders/directors of the Company. See "Committee Interlocks and Insider Participation", for additional information. The Company also leases numerous smaller offices, temporary equipment yards or storage locations in various areas as necessary to enable it to efficiently perform its service contracts which are generally subject to short-term or cancelable leases.

     The Company owns and operates a 10,000 square foot facility for operations based in Chesapeake, Virginia. Such facility is encumbered pursuant to a loan agreement. The Company's Venezuelan subsidiaries own and operate from a 33,000 square foot floor of an office building located in Caracas, Venezuela and leases an additional 50,000 square feet of covered parking and shop facilities to store tools, equipment and approximately 120 licensed vehicles, substantially all of which are owned. The Company also owns two small condominiums near Maracaibo, Venezuela, utilized principally for housing non-Venezuelan personnel.

     The Company believes that its properties are in good condition and adequate for current operations and, if additional capacity becomes necessary due to growth, other suitable locations are available in all areas where it currently does business. See "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements for additional information relating to leased facilities. Certain of the Company's properties are subject to federal, state and local provisions involving the protection of the environment. Compliance with these provisions has not has and is not expected to have a material effect upon the Company's financial position.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is party to various legal proceedings, including suits involving certain acquisition agreements and notes payable relating to TSCI. The notes payable, including accrued interest, are classified as current in the accompanying balance sheet. In the opinion of management, the ultimate outcome of the legal proceedings will not have a material adverse effect on the financial position of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to shareholders for a vote during Fiscal Year 1996.

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDERS MATTERS

     The Company's Common Stock, par value $.001 per share, began trading on NASDAQ on February 24, 1994 under the symbol "ABTE." Prior to the NASDAQ listing, the Company's Common Stock was sporadically traded over-the-counter, under the same symbol, since September 15, 1988, the date of the Company's initial public offering. Set forth below is the range of the high and low closing bid quotations of the Company's Common Stock for each quarter within the last three fiscal years as reported by one of the Company's principal market makers in the over-the-counter market through February 24, 1994 and as reported by NASDAQ thereafter.

      The quotations set forth below through February 24, 1994 are interdealer prices and do not reflect retail markups, markdowns or commission and may not necessarily represent actual transactions. Because of the sporadic trading in the Company's Common Stock prior to February 24, 1994, the quotation through February 24, 1994 may not reflect prices that would be obtained in an established public trading market.


Fiscal Year:                1996              1995                1994
                            ----              ----                ----
                       High      Low       High     Low       High      Low
                       ----     ----       ----    ----       ----     ----

First Quarter         7 3/8     5         8 15/16  5 4/8     13 1/4     8 1/8
Second Quarter        6 3/4     5         8 3/4    4 1/16    15 7/8    10
Third Quarter         7 3/4     4 7/8     7 1/2    5         13 1/4     7 1/2
Fourth Quarter        9 7/8     5 1/4     7        5          9 3/4     6 13/16

     At January 29, 1997, there were 478 shareholders of record of the Company's Common Stock. No cash dividends have been declared by the Company since its inception and the Company has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Except for certain provisions relating to the Company's convertible preferred stock offering in December 1996, there are no restrictions that prohibit the payment of cash dividends on the Company's Common Stock. See "Management Discussion and Analysis of Financial Condition and Result of Operations" for a further discussion.

ITEM 6.     SELECTED FINANCIAL DATA

      The following table sets forth certain selected consolidated financial data of the Company for the five years ended October 31, 1996 which has been derived from the audited consolidated financial statements of the Company and its subsidiaries. Financial data includes the results of operations and financial position relating to the commencement of Venezuela operations in August of 1992 and the impact of adverse economic events occurring in Venezuela since mid-1994. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.


                                    Years Ended October 31,
                            (in thousands except per share amounts)

                            1996     1995      1994       1993     1992
                            ----     ----      ----       ----     ----
Revenues                 $48,906   $35,408   $25,784   $20,048    $1,889
Net (loss) income         (5,910)     (281)      946     4,558      (606)
Average shares
 outstanding               8,361     8,284     7,736     6,907     3,482
(Loss) earnings per
 share                      (.71)     (.03)      .12       .66      (.17)

Current assets            21,449    18,573    18,635     9.487     1,414
Current liabilities       17,155    11,175     9,942     1,163     1,255

Property and equipment,
 net                      10,667     6,120     5,314     1,447       914
Total assets              38,918    32,482    36,604    11,571     3,256
Long-term debt             8,150     3,033     6,768       261       473

Shareholders equity      $11,598   $17,467   $15,832    $7,346    $1,086




ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended October 31, 1996. This information should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets and profitability. In addition, expectations are based on certain assumptions, among them that revenues from the acquired businesses will not decline materially from prior years and that the Company's contract backlog will not be materially adversely impacted by unforeseen events. Should these assumptions prove to be in error, the Company's results could differ materially from those expected.

OVERVIEW

GENERAL

     The Company's strategy is to capture an increased share of the market for outsourced network installation, maintenance and system integration services related to fiber optic, coaxial and digital network infrastructure. The Company believes that customers will continue to require such services due to advancements in technology and developments in the telecommunications, computer and media industries. This strategy includes plans to grow existing and complimentary lines of business and to acquire other communication services companies with high quality management and strong performance records and to integrate such acquired operations into the Company's existing operations. Management believes that such acquisitions will enable the Company to improve economies of scale, increase gross margins, and become a leading provider of communications infrastructure services.

     During fiscal 1996, the Company implemented a number of strategic initiatives to achieve growth and improve operating efficiencies and profitability. Such initiatives commenced with the reorganization of the Company's corporate structure into operational groups and was followed by the completion of several strategic acquisitions and the integration of those businesses into the Company's operations. For fiscal year 1997, the Company expects to continue an aggressive growth strategy with a portfolio of profitable core and complementary businesses.

     The success of the Company's growth strategy will depend in part upon the Company's obtaining an expanded debt facility, which it is currently seeking, and additional equity capital. In December 1996, the Company raised $6,000,000 through the issuance of convertible preferred equity securities effected through a private placement and $3,000,000 from a bank loan in connection with an acquisition, both of which are more fully described below. Although the Company believes that additional financing will be obtained, there can be no assurance that such can be obtained or obtained on terms favorable to the Company. In addition, the Company's growth strategy contains certain inherent risks including maintaining the organizational infrastructure to support rapid growth and the integration and management of new acquisitions. There can be no assurance that the Company's growth strategy will be successful.

ACQUISITIONS

     In December 1995, the Company acquired the common stock of Connell for approximately $2,300,000 (book-value). Connell, operating for over twenty years, provides outside plant telecommunication, electric power and other utility services in central Florida. The purchase price was paid with seller notes and loans from two directors of the Company aggregating $500,000. The seller notes and the loans from directors were repaid as of January 2, 1997, through the proceeds of the private placement.

     In October 1996, the Company acquired the common stock of GEC for a $3,000,000 initial cash purchase price and a five year earn-out arrangement to be paid in a number of common shares of the Company to be determined at the end of each of the respective years based on actual pretax earnings. The cash portion of the purchase price was funded from a term loan with a bank. There was no material goodwill recorded in connection with the payment of the initial purchase price. GEC, in business for over forty-five years installs and maintains intelligent highway, computerized manufacturing and voice, data and video communication systems throughout the southeastern United States.

     In December 1996, the Company acquired the common stock of Dial for approximately $4,600,000, paid through the Company's existing line of credit, a $1,900,000 term loan with a bank, 108,489 shares of the Company's common stock and a promissory note in the amount of $892,000. The Company expects to record approximately $1,500,000 of goodwill in connection with the transaction which will be amortized over twenty years. Dial provides inside and outside plant telecommunication services in Florida, Georgia and Alabama and has been in business over twenty-five years.

     See   Note  3  to  the   Company's   Consolidated   Financial   Statements,
"Acquisitions."

LATIN AMERICAN OPERATIONS

     Historically, the Company has experienced severe earnings volatility relating to its Latin American operations, primarily as a result of foreign currency devaluations and currency exchange controls. To mitigate future earnings risk, the Company recorded significant charges during fiscal year 1996 totaling $3,553,373 to write down certain assets and to establish appropriate reserves. Such charges include a $920,551 non-cash charge relating to the write-off of certain goodwill, a $1,179,769 foreign currency loss relating to Venezuelan operations, provisions totaling $353,053 to write down various investments, accounts receivables and deferred tax assets to net realizable value and $1.1 million of marketing expense relating to a proprietary product, discussed below.

     Revenues and net (loss) income pertaining to Latin American operations are presented below for the years ended October 31, 1996, 1995, and 1994:


                                      1996         1995         1994
                                      ----         ----         ----

            Revenues                3,745,858    3,227,750   13,782,986
            Net (loss)income       (3,628,503)     (54,835)   3,746,578

The Company's net assets of Latin American subsidiaries totaled $2,080,053 and $5,150,292 at October 31, 1996 and 1995, respectively.

RESTRUCTURING OF TRAFFIC MANAGEMENT OPERATIONS

      During fiscal 1996, a decline in revenues, labor productivity and profitability at TSCI resulted in the replacement of all its senior operating and financial management. This was accomplished in connection with the acquisition of GEC. This further culminated into the Company substantially revising its estimates of reserves required for TSCI's accounts receivable, inventories and contracts in progress. Such revisions resulted in a pretax loss relating to TSCI of $3,679,594 during the fourth quarter. In addition, the Company restructured TSCI's operations during the fourth quarter and the accompanying change in group management. Such restructuring included the centralization of purchasing, job estimating, certain administrative functions and various productivity enhancing measures which are expected to result in a significant reduction of general and administrative expenses and improved gross margins for the traffic management group in 1997.

PRODUCT DEVELOPMENT EXPENDITURES

      During fiscal year 1996, the Company began to market to Latin American telephone companies an internally developed proprietary telephone call record and data collection system, termed "Neurolama". To date, the business has incurred only start-up and marketing costs aggregating $1.1 million with no corresponding revenues. Such costs are primarily included in "Charges and transaction/translation losses related to Latin American operations" in the accompanying Consolidated Statements of Operations. Also, the Company began to acquire and upgrade existing mobile radio networks to provide a localized wireless communication service with only immaterial costs incurred through October 31, 1996. There can be no assurance that the Company will generate sufficient revenues from either business to offset its startup costs.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected elements of the Company's Consolidated Statements of Operations as a percentage of its revenues.

                  YEAR ENDED OCTOBER 31

                                        1996       1995       1994
                                        ----       ----       ----
Revenues                               100.0%     100.0%     100.0%

  Cost of revenues                      82.8       78.3       63.6

  General and administrative            17.2       15.4       16.2

  Depreciation and amortization          5.6        5.4        3.3

  Charges and transaction/translation
   losses related to Latin American
   operations                           7.3         0.3        9.3

  Operating (loss) income             (12.9)        0.6        7.7

  Interest expense                      2.8         3.2        1.5

  Interest and dividend income          0.5         1.6        1.6

(Loss) income before income taxes
  and minority interest               (15.1)       (0.9)       7.8
  Income tax (benefit) expense         (1.8)       (1.0)       2.4

Minority interest                       1.2         0.9        1.7

Net (loss) income                     (12.1)       (0.8)       3.7

        YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995.

     The Company reported a net loss of ($5,910,248) or ($.71) per share for the year ended October 31, 1996 compared to a net loss of ($281,166) or ($.03) per share for 1995. The net loss for fiscal 1996 is attributable primarily to charges recorded in connection with Latin American operations, including costs associated with marketing the Company's proprietary telephone billing system, and with the restructuring of TSCI. See "Latin American Operations" and "Restructuring of Traffic Management Operations".

Revenues and Gross Margins

     The Company's revenues are derived primarily from hourly or per unit basis contracts for telecommunication and related services. For products and services performed relating to the installation of traffic management and certain general utility services, the Company is compensated largely under competitively bid fixed price contracts with time of performance dependent upon the size of the project, normally three months to one year. The Company's profitability on fixed price contracts is partially dependent upon its ability to control material, and particularly, labor costs incurred under such contracts. The award of fixed price contracts are often accompanied by one to three year maintenance contracts which compensate on a per unit basis and typically provide higher margins.

     Revenues for the year ended October 31, 1996, were $48,906,170 representing an increase of $13,498,589 or 38% compared to revenues for the year ended October 31, 1995 of $35,407,581. The overall increase in total revenues is primarily a result of the acquisition of Connell which provided $12,138,224 of revenues since the acquisition date of December 8, 1995. The decrease in revenues from existing businesses is primarily attributable to TSCI which provided revenues of $21,181,435 for fiscal year 1996 compared to revenues of $22,872,331 for fiscal 1995. Revenues from Latin American operations totaled $3,745,858 and $3,227,750 in 1996 and 1995, respectively.

     The Company expects revenues to continue to increase in fiscal year 1997 as a result of recent acquisitions, internal growth, and the completion of its current contract backlog. The Company had a contract backlog at January 29, 1997, giving effect to the acquisition of Dial and including estimates related to "per unit" basis contracts, of approximately $105 million compared with a contract backlog of $44 million at February 1, 1996.

     Costs of revenues increased to $40,486,018 in 1996 from $27,719,750 for the year ended October 31, 1995 and was 82.8% and 78.3% of revenues for the years ended October 31, 1996 and 1995, respectively. The decline in gross margin percentage in fiscal year 1996 is primarily attributable to a significant decline in labor productivity at TSCI. The Company has put in place measures that are designed to improve labor productivity, control costs and generate other operational efficiencies from the assimilation of recent acquisitions. See "Restructuring of Traffic Management Operations". If these measures are successful, the Company's gross margins are expected to improve during fiscal year 1997. Cost of revenues for Latin American operations totaled $2,130,683 and $1,636,009 in 1996 and 1995, respectively.

OPERATING EXPENSES AND OTHER

     General and administrative expenses for the year ended October 31, 1996 were $8,403,491 or 17.2% of revenues compared to $5,464,338 or 15.4% of revenues for 1995. The increase in general and administrative expenses in fiscal 1996 is primarily attributable to the acquisition of Connell which accounted for $800,000 of such expenses and the inclusion of $900,000 of charges representing the write-off of various assets at TSCI, primarily accounts receivable. General and administrative expenses for Latin America were $1,613,569 in 1996 and $1,175,811 in 1995.


     Depreciation and amortization expense was $2,749,804 for the year ended October 31, 1996 or 5.6% of revenues compared to $1,914,064 or 5.4% of revenues for 1995. The increase in such expenses is primarily attributable the acquisition of Connell and additional depreciation resulting from the purchase during 1996 of $2,557,258 of equipment required to meet growth primarily in the Company's telecommunication services group. Depreciation and amortization expense relating to Latin American operations totaled $498,589 in 1996 and $465,492 in 1995.

     Charges and transaction/translation losses related to Latin American operations includes charges and costs totaling $3,553,373 for fiscal year 1996. Such amounts includes a $920,551 non-cash charge relating to the write-off of certain goodwill, a $1,179,769 foreign currency loss relating to Venezuelan operations, a provision of $353,053 which consists of a write-down of various investments, accounts receivable and other assets to net realizable value and $1,100,000 of marketing expense associated with the Company's proprietary billing system.

     Interest expense was $1,350,440 for 1996 or 2.8% of revenues compared to $1,117,932 or 3.2% of revenues for 1995. This increase is due primarily to approximately $2,300,000 of debt incurred in connection with the acquisition of Connell and additional equipment debt of $600,000.

     For fiscal year 1996, the Company recorded a benefit for income taxes of $890,695 on a pretax loss of $7,398,826 or an effective income tax rate of (12)% compared to an income tax benefit of $368,105 on pretax loss of $332,082 or an effective tax rate of (111)% in 1995. The rate in 1995 results primarily from the reduction in taxes provided on foreign operations.

     Minority interest, prior to August 1, 1995, represents a shareholder's 20% share of the earnings of the Company's Venezuelan corporations. On August 1, 1995, the Company entered into an agreement whereby the shareholder's proportionate share of any future earnings increased from 20% to 50%. For fiscal year 1996, losses were allocated to minority interest to the extent of its invested capital.


     YEAR ENDED OCTOBER 31, 1995 COMPARED TO YEAR ENDED OCTOBER 31, 1994

     The Company reported a net loss of ($281,166) or ($.03) per share for the year ended October 31, 1995 compared to net income of $946,013 or $.12 per share for 1994. The net operating loss for fiscal 1995 is primarily attributable to gross margins which were lower than expectations relating to TSCI.

REVENUES AND GROSS MARGINS

     For the year ended October 31, 1995, consolidated revenues were $35,407,581, representing an increase of $9,623,431 or 37% compared to revenues for the year ended October 31, 1994 of $25,784,150. The overall increase in total revenues is primarily a result of increased revenue from the Company's domestic telecommunication services business from $2,250,618 in 1994 to $8,992,454 in 1995 and the inclusion of a full year's revenues from the June 22, 1994 acquisition of TSCI. The acquisition of TSCI accounted for $31,864,785 or 90% of consolidated revenues in 1995 compared with $11,028,673 or 43% of consolidated revenues in 1994. These increases in revenues were offset by the significant decline in revenues from the Company's Latin American operations, from $13,782,986 in 1994 to $3,227,750 in 1995. The significant decline in revenues was primarily attributable to the severe economic conditions experienced in Venezuela commencing in July, 1994.

     Costs of revenues increased to $27,719,750 in 1995 from $16,395,098 for the year ended October 31, 1994 and was 78.3% and 63.6% of revenues for the years ended October 31, 1995 and 1994, respectively. The decline in gross margin percentage in fiscal year 1995 is primarily attributable to the change in business mix from the relatively high profits associated with Latin American operations to more competitive domestic work. Additionally, in fiscal 1995, margins continued to be lower than expectations on certain fixed price contracts relating to TSCI.

OPERATING  EXPENSES AND OTHER

     General and administrative expenses for the year ended October 31, 1995 were $5,464,338 or 15.4% of revenues compared to $4,166,694 or 16.2% of revenues for 1994. Included in general and administrative expenses for fiscal 1995 were various overhead costs, aggregating approximately $350,000 incurred to maintain operations in Venezuela during a period for which there were no material corresponding revenues. In addition, non-recurring legal expenses associated with various capital raising efforts in fiscal 1995 totaled approximately $90,000. The Company also incurred $300,000 of costs in 1995 relating to a joint venture arrangement established to pursue the development and marketing of certain telecommunication equipment (Neurolama) in Latin America. General and administrative expenses for 1995 reflect a full year inclusion of costs relating to the mid-1994 acquisition of TSCI.

     Depreciation and amortization expenses were $1,914,064 for the year ended October 31, 1995 or 5.4% of revenues compared to $854,251 or 3.3% of revenues for 1994. The increase in such expenses is primarily attributable to a full year's inclusion of the acquisition of TSCI and additional depreciation resulting from $2,250,904 of equipment acquired during fiscal 1995 to meet growth in the Company's domestic telecommunication services business.

     For fiscal year 1995, charges and transaction/translation losses related to Latin American operations of $95,798 represents foreign currency translation/transaction losses. For the year ended October 31, 1994, the Company's Venezuelan operations incurred certain charges totaling $2,381,515 of which $858,326 represents translation/transaction losses, and $1,523,189 represents severance and certain bad debt charges.

     In the third quarter of fiscal 1995, the Company incurred a $100,379 loss on the sale of its investment in certain municipal bond fund units that had a carrying value of $1,408,000.

     Interest expense was $1,117,932 for 1995 or 3.2% of revenues compared to $397,167 or 1.5% of revenues for 1994. This increase is due primarily to a full year's inclusion of debt assumed and incurred in connection with the acquisition of TSCI.

     For fiscal year 1995, the Company recorded a benefit for income taxes of $368,105 on a pretax loss of $332,082 or an effective income tax credit of
(111)% compared to income tax expense of $632,384 on pretax income of $2,007,727 or an effective tax rate of 40% in 1994. The rate in 1995 results primarily from the reduction in taxes provided on undistributed earnings of foreign subsidiaries.

     Minority interest in the Company's Venezuelan corporations, decreased from $429,330 in 1994 to $317,189 in 1995, reflecting, in part, the dramatic decline in business in Venezuela.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1996, the Company's net working capital totaled $4,294,080 compared to $7,397,897 at year-end 1995. Cash and equivalents were $ 3,267,161 at October 31, 1996 compared to $2,952,239 at October 31, 1995. Cash was impacted during 1996 primarily by cash acquired through acquisitions, a reduction of accounts receivable and inventories, capital expenditures and the repayment of debt.

     In 1996, cash of $3,322,242 was generated from operations compared to $473,795 in 1995. The positive cash flow from operations for fiscal year 1996 is primarily attributable to a $3,725,739 decrease in accounts receivable and inventories. Losses relating to Latin American operations and TSCI, were largely of a non-cash nature.

     Net cash of $2,606,060 was used in investing and financing activities during 1996 which represents primarily the addition of $2,557,258 of equipment, primarily purchased to meet growth in the Company's domestic telecommunication operations, cash acquired through acquisitions of $1,760,970 and the repayment of $1,954,192 of long-term debt, net of additional borrowings for acquisitions of $3,500,000. The cash portion of the purchase price relating to the acquisitions of Connell and GEC during fiscal year 1996 were funded entirely through the proceeds of bank loans totaling $3 million and loans from two directors totaling $500,000.

     On November 29, 1995, the Company entered into a $12.5 million credit facility (the "Credit Facility") comprised of a $6,000,000 revolving line of credit collateralized by receivables and inventory, a $2,500,000 equipment loan facility to be secured by new or used equipment purchased, a 60-month Term A loan in the amount of $2,750,000 secured by equipment, and a 36-month Term B loan in the amount of $1,250,000. Each loan accrues interest at either the prime rate or, at the Company's election, the one month LIBOR rate, plus two and seven tenths percent. The Credit Facility contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, funded debt and debt service amounts. At October 31, 1996, the Company was in non-compliance with such covenants ; however, the Company obtained a waiver and amended covenants from the lender effective as of October 31, 1996 and for fiscal year 1997. The Company anticipates that it will be in compliance with the modified covenants.

     On December 2, 1996 the Company entered into a $3,000,000 Term Loan (the Term Loan) with a bank in connection with refinancing the acquisition of GEC on October 12, 1996. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime. Excess cash flow of GEC, as defined, is to be paid to the Bank. The Term Loan contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, working capital and debt service amounts. The Term Loan is collateralized by all real and personal property of GEC. Proceeds from the term loan were partially used to repay a $1,500,000 note payable to a bank, outstanding at October 31, 1996 and due on December 2, 1996. The remaining proceeds were used to repay the Company's lines of credit.

     Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the Preferred Stock) and warrants to purchase 200,000 shares of the Company's common stock. Gross proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are exercisable at $9.82 per share after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement, the Company may be required to redeem the preferred stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. The proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of Connell, a $250,000 note payable to a director in connection with the acquisition of Connell, and $2,015,895 due the former principals of GEC by GEC at the date of acquisition, all of which were outstanding at October 31, 1996.

     Accordingly, certain borrowings have been reclassified in the October 31, 1996 balance sheet to reflect the refinancing of such debt with proceeds from the preferred stock and the term loan. See Notes 3 and 8 of the Notes to the Consolidated Financial Statements.

     In addition, on December 2, 1996, the Company acquired all the outstanding common stock of Dial. As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at prime plus 1/2%. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 term loan from a bank with interest at prime plus 1/2%. The principal balance of this note, plus accrued interest, is due March 2, 1997.

     The success of the Company's growth strategy will depend, in part, on the Company's obtaining an expanded debt facility and refinancing certain acquisition related debt, as well as, obtaining additional equity capital. Although the Company believes that additional financing will be obtained, there can be no assurance that such can be obtained or obtained on terms favorable to the Company. However, the Company believes that its operations will generate sufficient cash flow to service debt and maintain existing businesses. Nevertheless increased interest rates or other adverse developments could impair the Company's ability to service its indebtedness, which in turn, may reduce its ability to fund internal growth and capital expenditures.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," which is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and related notes and independent auditors' reports are included herein under Item 14.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's former independent accountant, KPMG Peat Marwick LLP, who had been engaged by the Company to audit its consolidated financial statements for the fiscal year ended October 31, 1994, was dismissed by the Company on October 9, 1995. The report of KPMG Peat Marwick LLP on the Consolidated Financial Statements of the Company contained no adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles used, with the exception of the adoption of Financial

Accounting Standards No. 109, "Accounting for Income Tax". The decision by the Company to change accountants was recommended by the audit committee and approved by its Board of Directors. From their appointment to the dismissal of the former accountants there were no disagreements on any matters of accounting principles or practice, financial statement disclosure, or auditing scope or procedure in connection with their reports.

     The Board of Directors of the Company approved the appointment of Ernst & Young LLP as its principal accountant to audit the Company's Consolidated Financial Statements for the years ended October 31, 1995 and 1996.



                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

                        DIRECTORS AND EXECUTIVE OFFICERS

     Certain  biographical   information   concerning  the  Company's  executive
officers and directors is presented below. Name Age Position


      William J. Mercurio...........  55  President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Director
      Joseph P. Powers..............  51  President, Telecommunication
      Services Group, Inc
      Gerry W. Hall.................  51  President, Traffic Management
                                             Group, Inc. and Director
      Frazier L. Gaines.............  57  President, Able Telcom International,
                                             Inc.  ("ATI") and Director
      Daniel L. Osborne.............  39  Chief Accounting  Officer and
                                          Assistant Secretary
      William D. Callahan...........  61  Acting Secretary and Director
      Billy B. Caudill..............  50  Director
      Robert C. Nelles..............  58  Director
      Gideon D. Taylor..............  54  Director

     William J. Mercurio has been the President and Chief Executive Officer of the Company since June 29, 1995 and the Chief Financial Officer since March 26, 1996. Mr. Mercurio was Sr. Vice President and Director of Burnup & Sims, Inc. (n/k/a Mastec, Inc.), a telecommunication and utility service company, where he served from 1971 until 1986. From 1986 until June 1995, he was the Managing Partner of Mercurio & Associates, P.A., Certified Public Accountants.

     Joseph P. Powers has been President of the Company's Telecommunication Services Group ("TSG") since November 1995. From January 1990 to October 1995, Mr. Powers was Director of Operations for Volt Information Sciences, Inc. From 1979 to 1990 he held various management positions with Burnup & Sims, Inc. (n/k/a Mastec, Inc.).

     Gerry W. Hall has been a Director and President of the Company's Traffic Management Group ("TMG") since October 1996. He also has been President of Georgia Electric Company since 1983. GEC installs and maintains traffic management systems primarily in the Southeast United States. The Company acquired GEC in October 1996.

     Frazier L. Gaines has been a Director of the Company since August 1992 and President of ATI since June 22, 1994. From August of 1992 to June 22, 1994, Mr. Gaines was Chief Operating Officer of the Company. Mr. Gaines developed and is in charge of the Company's Latin American Operations. From 1987 to 1992, Mr. Gaines was vice President of Judycom, Inc. and Judycom Construction Corporation, both of which were located in Lexington, Kentucky and engaged in fiber optic installation.

     Daniel L. Osborne has been the Chief Accounting Officer of the Company since January 1993. From January 1993 to March 26, 1996 he was also Chief Financial Officer and Secretary. From February 1991 to December 1992, Mr. Osborne was an operations analyst for BTR P.L.C.

     William D. Callahan has been a Director since September, 1995 and Acting Secretary since October 1996. Mr. Callahan retired from Deloitte & Touche, LLP, as an audit partner where he served for more than 23 years, having SEC reporting responsibility for a variety of publicly-traded companies

     Billy B. Caudill has been a Director since August 1992. Mr. Caudill resigned as President of Telecommunications Technologies, Inc. (a former subsidiary of the Company) in July 1995. He was President and Chief Executive Officer of the Company from August 1992 to June 22, 1994. From 1988 to 1992, Mr. Caudill was the President of Teletronics Technologies, Inc., a telecommunications engineering, maintenance and installation company located in Lexington, Kentucky.

   Robert C. Nelles was elected to the Board of Directors in February 1995. Mr. Nelles is the President and owner of Nelles & Associates, Inc., an international telecommunications consulting company he founded in 1991. Prior to founding this company, Mr. Nelles held senior executive positions both domestically and internationally for Northern Telcom for over 35 years.

     Gideon D. Taylor was Chairman of the Board of the Company from 1988 until May 1995. From October 1988 to August 1992, Mr. Taylor was also President and Chief Executive Officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer and the Company's other executive officers for the fiscal years ended October 31, 1996, 1995, and 1994.


                                         SUMMARY COMPENSATION TABLE

                                        Long-Term Compensation Awards

                                                              Restricted Securities
 Name and                                                     Stock      Underlying
 Principal                      Fiscal          Other Annual  Awards     Options
 Position                       Year   Salary   Compensation                (#)
 ------------------------------ ------ -------- ------------- --------   ----------

 William J. Mercurio            1996   $204,000    $6,000                 20,000
    President and Chief         1995     66,600     2,000                100,000
     Executive Officer

 Joseph P. Powers               1996   115,000      5,125                 20,000
    President of TSG

 Gerry W. Hall                  1996     5,770
    President of TMG  and
    Director

 Frazier L. Gaines              1996   110,000    34,000
    President of ATI and        1995   104,000    35,000
    Director                    1994   104,000    62,125       $75,000

                                                              Restricted Securities
 Name and                                                     Stock      Underlying
 Principal                      Fiscal          Other Annual  Awards     Options
 Position                       Year   Salary   Compensation                (#)
 ------------------------------ ------ -------- ------------- --------   ----------

 Daniel L. Osborne              1996   66,000
    Chief Accounting Officer    1995   60,000                             25,000
    and Asst. Secretary         1994   60,000                   9,000

 Clark W. Barlow(1)             1996   10,154
    Former Chairman of the      1995  117,185       2,954
    Board                       1994   81,731       4,057

 Douglas Hubbard                1996   57,700
   Former President of          1995  150,000       3,048
   TSCI and  Director (2)       1994   54,814       4,186


     (1) Resigned effective March 1, 1996.

     (2) Mr. Hubbard resigned as a Director effective March 26, 1996 and as President of TSCI on May 1, 1996.

                                          OPTIONS GRANTED TABLE


                                                                          Potential
                               % of                                       Realized Value
                               Total                                      at Assumed Annual
                               Options                                    Rates
                               Granted                                    of Stock Price
                   No. of         to                                      Appreciation
                   Securities  Employees Exercise Market                  for Option Term(2)
                   Underlying  in Fiscal Or Base  Price/Date
 Name              Granted     Year      Price    of Grant   Expiration
                                                             Date         5%          10%
---------------------------------------------------------------------------------------------

William J.
Mercurio           20,000       7.4%     $6.375  $6.375      06/11/06     $80,184     $203,202

Joseph P. Powers   15,000       5.5%      6.875   6.875      11/27/05      64,855      164,355
                    5,000       1.9%      7.813   7.813      12/19/06      24,568       62,260

     (1) Options vest ratably over a three year period.

     (2) The potential realizable values set forth under these columns result from calculations assuming 5% and 10% annualized stock price growth rates from grant dates to expiration dates as set by the Commission and are not intended to forecast future price appreciation of the Company's Common Stock based upon growth at these prescribed rates. The Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown factors. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company. There can be no assurance that the amounts reflected in this table will be achieved. Options vest ratably over a three year period.


              AGGREGATED OPTION EXERCISES AND OPTION VALUE TABLE

   The following table provides information on options exercised in the fiscal year ended October 31, 1996 by the executive officers named in the "Summary Compensation Table" above, the number of unexercised options each of them held at October 31, 1996 and the value of the unexercised "in-the-money" options each of them held as of that date.

                                                 Number of
                                                 Securities         Value of
                                                 Underlying         Unexercised
                                                 Unexercisable      In-the-Money
                       Acquired    Value         Options at Fiscal  Options at Fiscal
           Name           on      Realized       Year-End(#)        Year-End($) (1)
                       Exercise                  Exercisable/       Exercisable/
                                                 Unexercisable      Unexercisable
    ----------------------------------------------------------------------------------

William J. Mercurio     -0-       -0-             50,000/70,000      189,750/234,750

Joseph P. Powers        -0-       -0-              5,000/15,000        8,750/21,560

Frazier L. Gaines       -0-       -0-            110,000/-0-         943,250/ -0-

Daniel L. Osborne       -0-       -0-             33,833/16,667      225,396/36,447


(1)Options are "in-the-money" at the fiscal year-end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options at the close of trading on October 31, 1996, based on the average of the bid and the asked price of $8.625 per share of Common Stock on that date (as quoted on NASDAQ) and the exercise price of the options, multiplied by the applicable number of options.


COMPENSATION OF EXECUTIVE OFFICERS

     The Compensation of the Company's executive officers is determined by the Board of Directors. The Company has not established a formal sitting Compensation Committee. The Board also reviews the grant of stock options and compensation for all officers of the Company. See "Committee Interlocks and Insider Participation."

     William J. Mercurio, the Company's President, Chief Executive Officer and Chief Financial Officer, is party to an employment agreement dated June 29, 1995 (the "Mercurio Employment Agreement") with the Company. The Mercurio Employment Agreement expires on June 28, 1998 and is renewable for an additional one-year term at the option of Mr. Mercurio. The Mercurio Employment Agreement provides for Mr. Mercurio to be paid a base salary of at least $200,000 per year, to be increased by at least 5% per year. Mr. Mercurio also receives insurance and other benefits. The Mercurio Employment Agreement also provides for Mr. Mercurio to be granted options to purchase 100,000 shares of the Company's common stock at a price equal to 90% of the fair market value for such stock at the date of the grant, 50,000 of which become exercisable on the first anniversary of the Mercurio Employment Agreement and the remainder become exercisable in equal installments on the second and third anniversary, respectively.

     Gerry W. Hall, who serves as President of the Company's Traffic Management Group (which consists of Transportation Safety Contractors, Inc., Transportation Safety Contractors of Virginia, Inc., and Georgia Electric Company ("GEC")), is party to an employment agreement (the "Hall Employment Agreement") dated October 12, 1996 with GEC. The Hall Employment Agreement terminates on October 11, 2001 and provides for Mr. Hall to be paid a salary of $150,000 per year, plus insurance and other benefits. The Hall Employment Agreement also contains a covenant by Mr. Hall not to compete with the Company for a period of two years following his employment with the Company, unless the Company terminates Hall Employment Agreement for cause or Mr. Hall terminates the agreement with good reason, in which case the non-competition period will terminate after six months (which period may be extended by the Company up to one year in exchange for additional compensation).

     None of the Company's executive officers are parties to any agreements that are triggered upon a "change of control" of the Company.


STOCK INCENTIVE PLAN

     The Company has adopted the 1996 Stock Option Plan ("the Plan"), as amended, pursuant to which 550,000 shares of Common Stock have been authorized for issuance. The primary purpose of the Plan is to attract and retain capable executives and employees by offering them a greater personal interest in the Company's business through stock ownership, The Plan is administered by those members of the Board of Directors of the Company who are "disinterested persons" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, which committee selects the persons who will be granted options under the Plan, prescribes the terms and provisions of each option granted(which need not be identical), specifies the number of shares subject to each option, sets the option price and determines the maximum period which options may be exercised.

     Options granted under the Plan may either be options qualifying as incentive stock options (the "Incentive Options") under Section 422(a) of the Internal Revenue Code of 1986, as amended, or non-qualifying options ("Nonqualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant; provided, however, that the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the outstanding Common Stock of the Company must not be less than 110% of such fair market value as determined on the date of the grant. The term of each option and the manner in which it may be exercised is determined by the Board of Directors, provided that no option may be exercisable more that ten years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Common Stock, no more than five years after the date of the grant.

     The individuals eligible to receive options under the Plan are employees, non-employee directors, advisors and consultants of the Company and its subsidiaries. Non-employee directors, advisors and consultants shall only be eligible to receive Nonqualified Options. Employees are eligible to receive both Incentive Options and Nonqualified Options. The Company currently has five non-employee directors and approximately 930 employees who are eligible to participate in the Plan. In the event that an outstanding option terminates for any reason, the shares of Common Stock subject to the unexercised portion of such option shall again be available for grants under the Plan.


COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company are paid $12,000 annually and are reimbursed for expenses associated with Board responsibilities. In addition, non-employee directors were granted 5,000 stock options each, with an exercise price of fair market value at the date of grant.

     Directors who also serve as executive officers receive no fees or remuneration for acting in their capacity as a Director of the Company. Directors who serve on Board committees receive $750 per committee meeting.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation for the Company's officers is determined by the entirety of the Company's Board of Directors. Of the members of the Board of Directors, Messrs. Mercurio, Gaines and Hall also serve as executive officers of the Company.

     On December 8, 1995, the Company acquired the issued and outstanding stock of Connell for an aggregate purchase price of approximately $2.2 million, consisting of $500,000 in cash and approximately $1.8 million in promissory notes. The Company obtained the cash portion of the purchase price through the issuance of two promissory notes in the amount of $250,000 each to Messrs. Billy
B. Caudill and Frazier L. Gaines, both of whom are members of the Board of Directors of the Company. These notes, which bore interest at the prime rate plus 1%, became due and were paid by the Company prior to December 31, 1996. As additional consideration for their agreeing to lend $500,000 to the Company, the Company issued to each of Messrs. Caudill and Gaines 5,000 shares of the Company's common stock for $.001 per share. The closing market price for the Registrant's common stock on the Nasdaq National Market System on December 8, 1995 was $7.187 per share.

     On October 12, 1996, the Company, acquired all the issued and outstanding capital stock of GEC, which prior to the acquisition was owned equally by Gerry
W. and J. Barry Hall (collectively, the "Halls"). Following the acquisition, the Halls were employed by the Company and Gerry W. Hall was appointed to the Company's Board of Directors. The purchase price for the GEC acquisition was $3,000,000 to be paid in cash, plus the issuance at the end of each of the next five years of a number of shares of common stock of the Registrant having a then discounted current market value of $1,000,000, subject to adjustment, based on the pretax earnings performance of GEC. In connection with the acquisition of GEC, the Company entered into employment agreements with the Halls, each of which expires on October 11, 2001, that provide for the Halls to serve, respectively, as President of the Company's traffic management group and of TSCI.

     GEC operates in an Albany, Georgia facility leased from the Halls for an aggregate annual rent of $60,000. The Company has agreed to purchase the facility from the Hall's for $350,000, which the Company believes represents fair market value for the property. The purchase is subject to the Company obtaining acceptable financing and other factors. The Company expects to complete the purchase of the facility by June 1997.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     To the Company's knowledge, and based on a review of available forms and reports filed with the Company by the Company's directors and officers, such officers and directors complied with the filing requirements of Section 16(a) during fiscal year 1996.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth, as of January 29, 1997 information with respect to the beneficial ownership of the Company's common stock by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each director of the Company; (iii) each of the Company's named executive officers (excluding those executive officers who resigned during fiscal year 1996); and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the shareholders named in this table: (a) has sole voting and investment power with respect to all shares of common stock beneficially owned and (b) has the same address as the Company.

                                                  Number of    Percent
Name/Address                                      Shares       of Class

William J. Mercurio(1)..........................    52,000        *
Joseph P. Powers................................     5,000        *
Gerry W. Hall...................................         0        *
Frazier L. Gaines(2)............................   681,912        8%
Daniel L. Osborne(3)............................    33,833        *
William D. Callahan.............................         0        *
Billy B. Caudill................................   421,983        5%
Robert C. Nelles................................         0        *
Gideon D. Taylor(4).............................   827,352       10%
All directors and officers as a group
     (9) persons ............................... 2,022,080       24%

(1)Includes options that are currently exercisable to purchase 50,000 shares of common stock.
(2)Includes the options that are currently exercisable to purchase 110,000 shares of common stock. Does not include an aggregate of 9,000 shares held as trustee for four minors and as to which Mr. Gaines disclaims beneficial ownership.
(3)Represents options that are currently exercisable to purchase common stock.
(4)Includes 21,619 shares owned by Mr. Taylor's wife.

* Less than 1%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            See "Item 11--Committee Interlocks and Insider Participation."

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
            FORM 8-K

      (a)1. The following consolidated financial statements of Able Telcom Holding Corp. and subsidiaries are included as part of this report.

            Reports of Independent Certified Public Accountants
               Consolidated Financial Statements
               Consolidated Balance Sheets - October 31, 1996 and 1995 Consolidated Statements of Operations - Years ended October
               31, 1996, 1995 and 994
               Consolidated Statements of Shareholders' Equity - Years ended October 31, 1996, 1995 and 1994
               Consolidated Statements of Cash Flows - Years ended October 31, 1996, 1995 and 1994
               Notes to Consolidated Financial Statements - October 31, 1996

      (a)2. The financial statement schedule for the years ended October 31, 1996, 1995 and 1994 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of the Company.

            Schedule II-Valuation and Qualifying Accounts ............... F- 24

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

             No.       Description
             3.1       Articles of Incorporation  of the Registrant,  as amended
                       to date(1)
             3.2       Amendment   to   Articles   of   Incorporation   of   the
                       Registrant,  as filed with the  Secretary of the State of
                       Florida on December 20, 1996(7)
             3.3       Bylaws of the Registrant, as amended to date(1)
             4.1       Articles of  Incorporation  (incorporated by reference to
                       Exhibit 3.2)(7)
             4.2       Specimen Common Stock Certificate(1)
             4.3       Specimen Series A Preferred Stock Certificate
             4.4       Forms of Warrant  issued to Credit  Suisse  First  Boston
                       Corporation and Silverton International Fund Limited(7)
             4.5       Gaines Option(1)
             4.6       Osborne Option(1)
             4.7       Able Telcom Holding Corp. 1995 Stock Option Plan(8)
             10.2      Stock Option Agreement with Daniel L. Osborne(1)
             10.3      Stock Option Agreement with Frazier L. Gaines(1)
             10.8      Employment Agreement with Gerry W. Hall(5)
             10.9      Employment Agreement with William J. Mercurio(3)
             10.10     Master Agreement with AT&T(1)
             10.11     Master Agreement with GTE(1)
             10.13     Note  restructuring  agreements with former principals of
                       TSCI(2)
             10.14     Stock Purchase  Agreement between the Registrant and H.C.
                       and Lois A. Connell, dated November 6, 1995(4)
             10.15     Amendment  to  Stock  Purchase   Agreement   between  the
                       Registrant  and H.C. and Lois A. Connell,  dated December
                       8, 1995(4)
             10.16     Consulting  Agreement  between  the  Registrant  and H.C.
                       Connell, dated November 6, 1995(4)
             10.17     Stock Purchase Agreement between the Registrant,  Traffic
                       Management Group, Inc.,  Georgia Electric Company,  Gerry
                       W. Hall and J. Barry Hall(5)
             10.18     Stock   Purchase   Agreement   between  the   Registrant,
                       Telecommunications    Services    Group,    Inc.,    Dial
                       Communications,  Inc.,  William  E.  Newton  and Sybil C.
                       Newton(6)
             10.19     Promissory  Note of the Registrant  payable to William E.
                       and Sybil C. Newton(6)
             10.20     Term Loan and Revolving Line of Credit  Facility  between
                       the  Registrant  and SunTrust  Bank,  South  Florida N.A.
                       effective as of November 29, 1995(4)
             10.21     First  Modification  to Term Loan and  Revolving  Line of
                       Credit  Facility  between  the  Registrant  and  SunTrust
                       Bank, South Florida N.A. effective as of May 20, 1996.
             10.22     Second  Modification  to Term Loan and Revolving  Line of
                       Credit  Facility  between the  Registrant  and  SunTrust,
                       South Florida N.A. effective as of October 30, 1996
             10.23     Third  Modification  to Term Loan and  Revolving  Line of
                       Credit  Facility  between  the  Registrant  and  SunTrust
                       Bank,  South  Florida  N.A.  effective  as of December 2,
                       1996.
             10.24     Term Loan and  Security  Agreement  between  Able  Telcom
                       Holding Corp.,  Georgia Electric Company,  Inc.,  Traffic
                       Management    Group,    Inc.,    Transportation    Safety
                       Contractors,  Inc.,  Transportation Safety Contractors of
                       Virginia,  Inc. and  SunTrust  Bank South  Florida  N.A.,
                       effective December 2, 1996
             10.25     Stock Purchase Agreement(7)
             11        Computation of Per Share Earnings
             23.1      Consent of Ernst and Young, LLP
             21        List of subsidiaries as of October 31, 1996
             27        Financial Data Schedule (for SEC use only)

 (1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1 (Registration #33-65854) ordered effective by the Commission on February 26, 1994, as a amended.

 (2)  Previously   filed  with  the  Commission  as  an  exhibit  to  the
 Company's Annual Report on Form 10-K filed for fiscal year 1994.

 (3) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal year 1995.

 (4) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K dated December 22, 1995.

 (5) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on October 25, 1996.

 (6) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on December 13, 1996.

 (7) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on December 31, 1996.

 (8) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration #333-04377) ordered effective by the Commission: June, 1996.


(b)    Reports on Form 8-K

     A Current Report on Form 8-K dated October 25, 1996 was filed on such date; under Item 2 thereof, the Company reported the acquisition of Georgia Electric Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ABLE TELCOM HOLDING CORP.



                                 By: /s/ William J. Mercurio  February 12, 1997
                                     ------------------------------------------
                                         WILLIAM J. MERCURIO, President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signatures                   Title                   Date Signed

/s/  William J. Mercurio   President and Chief
------------------------   Executive and Financial
WILLIAM J. MERCURIO        Officer and Director              February 12, 1997

/s/  Daniel L. Osborne     Chief Accounting Officer,
------------------------   and Assistant Secretary           February 12, 1997
DANIEL L. OSBORNE

/s/  William D. Callahan   Secretary and Director
------------------------                                     February 12, 1997
WILLIAM D. CALLAHAN

/s/  Frazier L. Gaines     Director                          February 12, 1997
------------------------
FRAZIER L. GAINES

/s/  Billy B. Caudill      Director
------------------------                                     February 12, 1997
BILLY B. CAUDILL

/s/  Robert Nelles         Director                          February 12, 1997
------------------------
ROBERT NELLES

/s/  Gideon Taylor         Director                          February 12, 1997
------------------------
GIDEON TAYLOR

/s/  Gerry W. Hall         Director                          February 12, 1997
------------------------
GERRY W. HALL


                              INDEX TO FINANCIAL STATEMENTS AND
                                FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----

Reports of Independent Certified Public Accountants                        F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets - October 31, 1996 and 1995                F-4

    Consolidated Statements of Operations - Years ended October 31,
     1996, 1995 and 1994                                                   F-6

    Consolidated Statements of Shareholders' Equity - Years ended
     October 31, 1996, 1995 and 1994                                       F-7

    Consolidated Statements of Cash Flows - Years ended October 31,
     1996, 1995 and 1994                                                   F-8

    Notes to Consolidated Financial Statements - October 31, 1996          F-10

Financial Statement Schedule:

    II.  Valuation and Qualifying Accounts - Years ended October
          31, 1996, 1995, and 1994                                         F-24


                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Able Telcom Holding Corp.:


We have audited the accompanying consolidated balance sheets of Able Telcom Holding Corp. and subsidiaries (the "Company") as of October 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended October 31, 1996 and 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Able Telcom Holding Corp. and subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended October 31, 1996 and 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                          /s/ Ernst & Young LLP
                                                          ---------------------
                                                              Ernst & Young LLP
West Palm Beach, Florida
January 22, 1997, except for the last
  paragraph of Note 8,as to which the
  date is January 31, 1997

                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Able Telcom Holding Corp.:


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Able Telcom Holding Corp. and subsidiaries (the "Company") for the year ended October 31, 1994. In connection with our audit of the consolidated financial statements, we also have audited the 1994 financial statement schedule as listed in the Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Able Telcom Holding Corp. and subsidiaries for the year ended October 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related 1994 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective as of November 1, 1993.




                                                      /s/ KMPG Peat Marwick LLP
                                                      -------------------------
                                                          KMPG Peat Marwick LLP
Tampa, Florida
February 16, 1995

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                        OCTOBER 31,
ASSETS                                                             1996               1995
------                                                             ----               ----

Current assets:
  Cash and cash equivalents                                 $3 ,267,161        $ 2,952,239
  Investments                                                   571,010            571,875
  Accounts receivable, net                                   13,617,792         10,529,124
  Inventories                                                 1,374,698          3,535,622
  Costs and profits in excess of  billings on  uncompleted
    contracts                                                   954,269                ---
  Prepaid expenses and other                                    757,883            831,908
  Deferred income taxes                                         905,898            151,879
                                                             -----------        -----------

    Total current assets                                     21,448,711         18,572,647

Property and equipment, net                                  10,667,357          6,119,608

Other assets:
  Deferred income taxes                                         269,942            331,739
  Goodwill, net                                               5,919,880          7,203,761
  Other                                                         612,941            254,461
                                                             -----------        -----------

    Total other assets                                        6,802,763          7,789,961




                                                             -----------        -----------
    Total assets                                            $38,918,831        $32,482,216
                                                             ===========        ===========


See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                         OCTOBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                               1996               1995
------------------------------------                               ----               ----

Current liabilities:
  Current portion of long-term debt                         $ 1,965,611        $ 2,222,369
  Notes payable - shareholders                                1,307,976          1,557,976
  Lines of credit                                             4,626,178          3,220,000
  Accounts payable and accrued liabilities                    8,036,142          4,174,405
  Billings in excess of costs and  profits on  uncompleted
    contracts                                                 1,218,724                ---
                                                             -----------        -----------

    Total current liabilities                                17,154,631         11,174,750


Long-term debt, excluding current portion                     8,149,807          3,033,000
Other liabilities                                             2,015,895                ---
                                                             -----------        -----------

    Total liabilities                                        27,320,333         14,207,750

Minority interest                                                   ---            807,955

Commitments and contingencies                                       ---                ---

Shareholders' equity:
  Common  stock,  $.001 par value,  authorized  25,000,000
    shares;  8,203,212  and  8,193,212  shares  issued and
    outstanding in 1996     and 1995, respectively                8,203              8,193
  Additional paid-in capital                                 12,833,286         12,790,196
  Unrealized loss on investments, net of tax                    (53,990)           (53,125)
  (Deficit) retained earnings                                (1,189,001)         4,721,247
                                                             -----------        -----------

    Total shareholders' equity                               11,598,498         17,466,511
                                                             -----------        -----------

    Total liabilities and shareholders' equity              $38,918,831        $32,482,216
                                                             ===========        ===========


See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            FOR THE YEARS ENDED OCTOBER 31,

                                                      1996               1995               1994
                                                      ----               ----               ----

Revenues                                     $  48,906,170        $35,407,581       $ 25,784,150
                                                ----------         ----------        -----------
Costs and expenses:
  Costs of revenues                             40,486,018         27,719,750         16,395,098
  General and administrative                     8,403,491          5,464,338          4,166,694
  Depreciation and amortization                  2,749,804          1,914,064            854,251
  Charges and transaction/translation
    losses related to Latin American
    operations                                   3,553,373             95,798          2,381,515
                                                -----------        -----------       ------------

    Total costs and expenses                    55,192,686         35,193,950         23,797,558
                                                -----------        -----------       ------------

       (Loss) income from operations            (6,286,516)           213,631          1,986,592
                                                -----------        -----------       ------------

Other expense (income):
  Loss on sale of investments                          ---            100,379                ---
  Interest expense                               1,350,440          1,117,932            397,167
  Interest and dividend income                    (270,163)          (672,598)          (418,302)
  Other expenses                                    32,033                ---                ---
                                                -----------        -----------       ------------
    Total other expense (income)                 1,112,310            545,713            (21,135)
                                                -----------        -----------       ------------

(Loss) income before income taxes and
 minority interest                              (7,398,826)          (332,082)         2,007,727

Income tax (benefit) expense                      (890,695)          (368,105)           632,384
                                                -----------        -----------       ------------

(Loss) income before minority interest          (6,508,131)            36,023          1,375,343

Minority interest                                 (597,883)           317,189            429,330

                                                -----------        -----------       ------------
Net (loss) income                              $(5,910,248)       $  (281,166)      $    946,013
                                                ===========        ===========       ============


(Loss) income per common share:                $      (.71)       $      (.03)      $        .12
                                                ===========        ===========       ============

Weighted average common shares and
common    stock equivalents outstanding          8,361,458          8,283,668          7,736,122
                                                ===========        ===========       ============

See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             Common Stock                      Unrealized
                                                  Additional    Loss on      (Deficit)
                                                   Paid-in    Investments,   Retained
                        -----------------------
                        -----------  -----------
                          Shares       Amount      Capital       Net of     Earnings      Total
                                                                 Taxes
                                                  ------------------------- ----------  ----------
                        -----------  -----------

Balance at October
 31, 1993                6,176,548  $     6,177  $ 3,283,576 $         ---  $4,056,400  $ 7,346,153

  Issuance of common
    stock for
    exercise of stock
    options                199,500          199       32,051           ---         ---       32,250
  Tax benefit for
    exercise of stock
    options                    ---          ---      812,525           ---         ---      812,525
  Issuance of common
    stock for
    services rendered       30,000           30       29,970           ---         ---       30,000
  Tax benefit on
    issuance of
    common stock for
    services rendered          ---          ---      116,889           ---         ---      116,889
  Issuance of common
    stock for
    exercise of
    warrants             1,192,993        1,193    4,364,129           ---         ---    4,365,322
  Issuance of common
    stock for
    acquisition            272,730          273    2,249,720           ---         ---    2,249,993
  Remittance by
    officer relating
    to profits on
    stock transactions         ---          ---       80,261           ---         ---       80,261
  Unrealized loss on
    investments,
    restricted                 ---          ---          ---      (146,950)        ---     (146,950)
  Net income                   ---          ---          ---           ---     946,013      946,013
                        -----------  -----------  ----------- -------------  ----------  -----------
Balance at October       7,871,771        7,872   10,969,121      (146,950)  5,002,413   15,832,456
 31, 1994

  Issuance of common
    stock to
    liquidate notes
    payable to
    shareholders /
    directors              259,434          259    1,499,741           ---         ---    1,500,000
  Issuance of common
    stock for
    exercise of
    warrants                67,007           67      334,829           ---         ---      334,896
  Cancellation of
    common stock
    previously issued
    for acquisition         (5,000)          (5)     (13,495)          ---         ---      (13,500)
  Change in
    unrealized loss
    on investments             ---          ---          ---        93,825         ---       93,825
   Net loss                    ---          ---          ---           ---    (281,166)    (281,166)
                        -----------  -----------  ----------- -------------  ---------- -----------
Balance at October       8,193,212        8,193   12,790,196       (53,125)  4,721,247   17,466,511
 31, 1995

  Issuance of common
    stock to
    directors in
    connection with
    acquisition             10,000           10       43,090           ---         ---       43,100
  Change in
    unrealized loss
    on investments             ---          ---          ---          (865)        ---         (865)
   Net loss                    ---          ---          ---           ---   (5,910,248) (5,910,248)
                        ===========  ===========  =========== =============  ==========  ===========
Balance at October
 31, 1996                8,203,212   $    8,203   $12,833,286 $    (53,990)  $(1,189,00) $11,598,498
                        ===========  ===========  =========== =============  ==========  ===========


See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the years ended October 31,

                                                     1996              1995               1994
                                                     ----              ----               ----

Operating Activities:
  Net (loss) income                          $ (5,910,248)      $  (281,166)       $   946,013

  Adjustments  to reconcile  net (loss)
   income to net cash provided by operating
   activities, net of effects of acquisitions:
    Depreciation and amortization               2,749,804         1,914,064            854,251
    Bad debt expense                            1,094,503            86,593          1,012,202
    Provision for inventory losses                290,500               ---                ---
    Write down of Latin American assets         1,593,480               ---                ---
    Deferred income taxes                        (890,695)         (439,341)        (1,423,195)
    Loss on sale of equipment                      21,805               ---                ---
    Loss on sale of investments                       ---           100,379                ---
    Translation/transaction losses              1,179,769            95,798            858,326
    Minority interest                            (597,883)          317,189            429,330
    Common stock issued for services                  ---               ---             30,000

  Changes in assets and liabilities, net
   of effects from acquisitions:
    Decrease in accounts receivable             1,854,735           796,530          1,474,805
    Decrease (increase) in inventories          1,871,004          (353,318)           448,597
    Increase in costs and profits in excess
     of billings on uncompleted contracts        (828,553)              ---                ---
    Decrease (increase) in prepaid expenses
     and other                                    339,711          (223,811)            (8,692)
    Increase in other assets                     (286,996)          (24,373)            (3,873)
    Increase (decrease) in accounts payable
     and accrued expenses                         159,861        (1,514,749)          (423,423)
    Increase in billings in excess of costs
     and estimated profits on uncompleted
     contracts                                    681,446               ---                ---
                                               -----------       -----------        -----------
      Net cash provided by operating
       activities                               3,322,242           473,795          4,194,341
                                               -----------       -----------        -----------

Investing Activities:
    Purchases of property and equipment        (2,557,258)       (2,250,904)        (1,835,377)
    Proceeds from the sale of equipment           128,823               ---                ---
    Purchases of investments                          ---          (350,000)        (4,972,920)
    Sales of investments                              ---         4,418,233                ---
    Investments under the equity method               ---               ---             50,000
    Cash acquired in acquisitions               1,760,970               ---                ---
    Cash paid in acquisitions                  (3,500,000)              ---         (6,422,610)
                                               -----------       -----------        ----------
      Net cash (used in)provided by
       investing activities                    (4,167,465)        1,817,329        (13,280,907)
                                               -----------       -----------        -----------

See accompanying notes to consolidated financial statements

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Financing Activities:
    Net borrowing under lines of credit         1,254,178           378,000            495,999
    Payment of shareholders/directors loans      (500,000)              ---           (260,846)
    Borrowings from shareholders/directors        500,000            57,976                ---
    Proceeds from long-term debt                4,547,148           737,758          7,954,175
    Proceeds from debt to finance
     acquisition                                3,000,000               ---                ---
    Payments on long-term debt                 (6,251,340)       (3,775,168)        (1,610,346)
    Distributions to minority interests          (210,072)         (500,795)          (745,962)
    Foreign currency translation adjustment      (778,509)              ---           (277,764)
    Tax benefit for exercise of stock
     options and issuance of common stock
     for services rendered                            ---               ---            929,414
    Proceeds from exercise of warrants and
     options                                          ---           334,896          4,397,572
    Proceeds from officer relating to
     profits on stock transactions                    ---               ---             80,261
                                               -----------       -----------        -----------
      Net cash provided by (used in)
       financing activities                     1,561,405        (2,767,333)        10,962,503


Effect of exchange rate changes on cash and
equivalents                                      (401,260)           (3,901)          (580,562)
                                               -----------       -----------        -----------

Increase (decrease) in cash and cash
equivalents                                       314,922          (480,110)         1,295,375

Cash and cash equivalents at beginning of
year                                            2,952,239         3,432,349          2,136,974
                                               -----------       -----------        -----------

Cash and cash equivalents at end of year      $ 3,267,161       $ 2,952,239        $ 3,432,349
                                               ===========       ===========        ===========



Supplemental disclosures of cash flow
 information:
  Non-cash transactions affecting
   operating, investing and financing
   activities:
    Operating activities:
      Issuance of common stock for services   $       ---       $       ---        $    30,000
                                               ===========       ===========        ===========

    Financing activities:
      Issuance of common stock for                    ---               ---          2,249,993
       acquisition
      common stock issued to repay
       shareholders/directors loans                   ---        (1,500,000)               ---
      Issuance of notes payable to
       shareholders/directors                         ---               ---          3,000,000
                                               ===========       ===========        ===========
        Total financing activities            $       ---       $(1,500,000)       $ 5,249,993
                                               ===========       ===========        ===========

See Note 3 for information on non-cash
investing and  financing activities
associated with acquisitions


Interest paid                                 $ 1,120,465       $   933,302        $   322,167
                                               ===========       ===========        ===========
Income taxes paid, net of refunds             $       ---       $   168,460        $   816,143
                                               ===========       ===========        ===========

See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996


(1)     THE COMPANY

        Able Telcom Holding Corp. ("Able Telcom" or the "Company") specializes in the design, installation, maintenance and system integration of advanced communication networks for voice, data, and video systems. These services are provided for an array of complimentary applications, including telecommunications infrastructure, traffic management systems, automated manufacturing systems and utility networks. The Company is currently organized into four operating groups: telecommunication services, cable television services, traffic management services and communications development. Each group, excluding cable television services, is comprised of subsidiaries of the Company with each having local executive management functioning under a decentralized operating environment. The Company formed the cable televisions services group to facilitate planned expansion during 1997.

        Able is headquartered in West Palm Beach, Florida, and operates its subsidiaries throughout the Southeastern United States, as well as in areas of South America.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)    PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Operations for subsidiaries acquired are included in the consolidated results of operations since the date of acquisition.
 .

        (B)    REVENUE RECOGNITION

               Revenues from "per unit basis" contracts are recognized at the time services are rendered and accepted by the customer. Revenues from installation contracts are recognized as contract costs are incurred under the percentage-of-completion method measured on the cost to cost basis. Contract costs include all direct material and labor costs as well as those indirect costs relating to the contract such as indirect labor, supplies and equipment costs. The balance sheet was reclassified at October 31, 1996 to present under separate headings "Costs and profits in excess of billings on uncompleted contracts" and "Billings in excess of costs and profits on uncompleted contracts". At October 31, 1995 and 1994 such amounts were included in accounts receivable and inventory.

               Changes in job performance, condition and the estimated profitability may result in revisions to costs and profits which are recognized in the period in which the changes are determined.

        (C)    INVENTORIES

               Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        (D)    PROPERTY AND EQUIPMENT

               Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996


        (E)    INCOME TAXES

               Income taxes have been provided using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109).

        (F)    GOODWILL

               Goodwill  represents  the amount by which the  purchase  price of businesses acquired exceeds the fair market value of their net assets under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 10-20 years. The Company periodically evaluates the realizability of goodwill and other intangible assets to determine whether any impairment has occurred in the value of such assets based on the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement No. 121). The initial adoption of Statement No. 121 in 1996 did not have a material impact on the Company's financial condition or results of operations. See Note 15 regarding certain impairment writedowns that were recorded during 1996 as a result of applying the provisions of Statement No. 121.

               Goodwill is net of accumulated amortization of $791,329 and $733,934 at October 31, 1996 and 1995, respectively. Amortization expense for the years ended October 31, 1996, 1995 and 1994 was $338,859, $468,684 and $188,894, respectively.

         (G)   CASH AND CASH EQUIVALENTS

               The Company considers all unrestricted highly liquid securities (consisting principally of short-term money market investments and treasury notes) with a maturity or redemption option of three months or less at the date of purchase to be cash equivalents.


        (H)    FOREIGN CURRENCY TRANSLATION

               In accordance with Statement of Financial Accounting Standards No. 52,"Foreign Currency Translation", the financial statements of the Company's Latin American subsidiaries are remeasured using the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the year end exchange rate. Non-monetary assets and liabilities, and related income statement amounts are remeasured at historical exchange rates.

        (I)    INVESTMENTS

               As of November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this statement, the Company's investments are classified as "available for sale" and, accordingly, are recorded at the quoted market value as of the fiscal year end with an offsetting adjustment to shareholders' equity, net of tax.

        (J)    STOCK COMPENSATION

               The Company currently follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employee stock options. During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation", which is effective for fiscal years beginning after December 15, 1995.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996


               The adoption of this statement is not expected to have a material impact on the financial condition or results of operations of the Company.

        (K)            FINANCIAL STATEMENTS

               The carrying amounts of cash and cash equivalents, accounts receivable (generally unsecured), accounts payable and notes payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. The fair value of long-term debt is estimated using quoted market prices, whenever available, or an appropriate valuation method. The carrying value of long-term debt approximates its fair value due to the variable interest rates associated with the debt.

        (L)    RECLASSIFICATION

               Certain  items  in  the  1995  and  1994  consolidated  financial
               statements  have  been   reclassified  to  conform  to  the  1996
               presentation.

        (M)    USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and costs. Actual results could differ from those estimates.

(3)     ACQUISITIONS


        On October 12, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Georgia Electric Company
        (GEC). As initial consideration, the Company paid $3,000,000 in cash. As subsequent consideration, the Company will issue shares of common stock over the next five years beginning in fiscal 1997, contingent upon the operating performance of GEC and the market value of the Company's stock. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition.

        The following summarizes the fair values of the assets of GEC acquired and the liabilities of GEC assumed:

             Cash and cash equivalents                              $1,366,619
             Accounts receivable                                     4,422,983
             Costs  and   profits   in  excess of billings on           27,645
               uncompleted contracts
             Prepaid expenses                                          221,105
             Property and equipment                                  2,258,672
             Other assets                                               44,258
             Accounts payable and accrued liabilities               (2,095,942)
             Billings   in  excess  of  costs and profits  on         (529,445)
               uncompleted contracts
             Undistributed S Corp earnings due to former owners     (2,715,895)
                                                                     ---------
                   Net assets                                       $3,000,000
                                                                     =========


        On December 8, 1995, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of H.C. Connell, Inc. ("Connell"). As consideration, the Company paid $500,000 in cash and

                           ABLE TELCOM HOLDING CORP.
                               AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996

        issued a $1,869,049 promissory note. The acquisition was accounted for using the purchase method of accounting. The results of operations of Connell are included in the consolidated statements of operations since the date of the acquisition.

        The following summarized the fair values of the assets of Connell acquired and the liabilities of Connell assumed:

                 Cash and cash equivalents                           $  394,351
                 Accounts receivable                                  1,614,923
                 Costs  and  profits  in  excess of  billings  on
                 uncompleted contracts                                   98,071
                 Prepaid expenses                                       109,661
                 Property and equipment                               1,957,195
                 Other assets                                            27,226
                 Accounts payable and accrued expenses                 (847,928)
                 Billings   in  excess  of  costs   and  profits  on
                 uncompleted contracts                                   (7,833)
                 Borrowings                                            (663,017)
                 Other liabilities                                     (313,600)
                                                                       =========
                   Net assets                                        $2,369,049
                                                                      =========


        On June 22, 1994, the Company acquired all of the outstanding common stock of Transportation Safety Contractors, Inc. and its affiliates ("TSCI"). As consideration, the Company paid $6,000,000 in cash, issued $3,000,000 in promissory notes and issued 272,300 shares of restricted common stock of the Company. In November 1994, the $3,000,000 in promissory notes were renegotiated resulting in $1,500,000 of the promissory notes being converted to 259,434 shares of restricted common stock of the Company with no gain or loss recognized on the conversion. The acquisition was accounted for using the purchase method of accounting and $6,777,017 in goodwill was recorded which is being amortized over 20 years under the straight-line method. Amortization expense amounted to approximately $339,000 in 1996 and 1995 and $102,408 in 1994. The results of operations are included in the consolidated statements of operations since the date of the acquisition.

        In June 1994, the Company acquired a 75% interest in a Brazilian telecommunications company for $144,000 plus $356,000 in working capital contributions. The acquisition was accounted for using the purchase method and $496,606 in goodwill was recorded and is being amortized over 10 years using the straight-line method. The results of operations are included in the consolidated statements of operations since the date of acquisition. During fiscal year 1996, the Company reduced the carrying value of the goodwill of $447,010 to zero in accordance with provisions of Statement no. 121. Such charge is reflected in "Charges and transaction/translation losses related to Latin American operations" in the Consolidated Statements of Operations for fiscal year 1996. The acquisition did not have a material impact on 1994 operations.


        Unaudited pro forma financial information for the Company is presented as if the Company's acquisitions of GEC, Connell and TSCI had taken place as of November 1, for each of the respective years.

                                            YEARS ENDED OCTOBER 31,
                                            ----------------------
                                      1996             1995             1994
                                      ----             ----             ----
         Revenues                 $75,174,571      $69,833,590       $69,196,722
         Net (loss) income          (1,391,59)       2,332,280         2,197,673
         Net (loss) income per
          share                          (.17)             .28               .28

        This unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the dates assumed.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996


(4)     INVESTMENTS

        At October 31, 1996 and 1995, investments consisted of preferred stock. These securities are classified as available-for-sale and have a cost basis of $625,000. The fair market value as determined by the quoted market prices, at October 31, 1996 and 1995 was $571,010 and $571,875, respectively. The unrealized losses on these investments of $53,990 and $53,125, net of tax, is included as a separate component of shareholders' equity.

        Investment income consisted of dividends and interest income which amounted to $180,015, $263,502 and $187,724 for the years ended October 31, 1996, 1995 and 1994, respectively. During the year ended October 31, 1995, the Company sold investment securities; the proceeds and realized loss on the sale totaled $4,418,233 and $100,379, respectively.

(5)     ACCOUNTS RECEIVABLE

        Accounts receivable are recorded net of an allowance for doubtful accounts of $828,186 and $535,914 at October 31, 1996 and 1995,
        respectively. Accounts receivable includes retainage which has been billed but is not due until approximately 90 days after the services are rendered and accepted by the customer. Retainage totaled $1,675,698 and $1,410,832 at October 31, 1996 and 1995, respectively. A significant portion of accounts receivable is derived from several major customers. (See Note 11)

 (6)    UNCOMPLETED CONTRACTS

        Uncompleted contracts consist of the following at October 31, 1996:

                 Costs incurred on uncompleted contracts             $15,989,067
                 Earnings recognized on uncompleted contracts
                                                                      2,706,996
                                                                      ----------
                     Total                                            18,696,063
                 Billings to date
                                                                      18,960,518
                                                                      ==========
                     Net                                             $   264,455
                                                                      ==========

        Included  in  the  accompanying   balance  sheets  under  the  following
headings:

                 Costs and profits in excess of billings on
                  uncompleted contracts                              $   954,269
                 Billings in excess of costs and profits on
                  uncompleted contracts                                1,218,724
                                                                      ==========
                     Net                                             $   264,455
                                                                      ==========

(7)     PROPERTY AND EQUIPMENT, NET

        Property and equipment, net, consists of the following at October 31,

                                                      1996              1995
            Land and buildings                     $ 1,398,884      $ 1,367,121
            Equipment, furniture and fixtures       13,493,828        7,204,304
            Equipment under capital lease              637,407              ---
                                                    ----------       ----------
                                                    15,530,119        8,571,425
            Less accumulated depreciation           (4,862,762)      (2,451,817)
                                                    ----------       -----------
            Property and equipment, net            $10,667,357      $ 6,119,608
                                                    ==========       ===========

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996



        Depreciation and amortization expense relating to property and equipment amounted to $2,410,945, $1,445,380 and $665,357 in 1996, 1995 and 1994,
        respectively.

(8)     BORROWINGS

        The Company's borrowings consist of the following at October 31, 1996 and 1995:

                                                                                     1996          1995
                                                                                 ------------  ------------
           LINES OF CREDIT:
             Bank lines of credit ($6,600,000 aggregate maximum limit at October
               31, 1996)  $6,200,000  maturing on February  28,  1997;  $400,000 maturing on September 30, 1997, interest payable monthly at prime
              (8.25% at October 31,  1996) to prime plus 1/2%,  secured
               by  substantially   all  the  assets  of  the Company             $ 6,126,178    $  3,220,000

             Less effect of  December 2, 1996  refinancing
               transaction                                                        (1,500,000)            ---
                                                                                 -----------     -----------

                                                                                 $ 4,626,178    $  3,220,000
                                                                                 ===========     ===========

           NOTES PAYABLE TO SHAREHOLDERS/DIRECTORS:

             Notes  payable to  shareholders,  principal and interest  due   on
               demand at 18%, unsecured, personally guaranteed by a shareholder/
               director of the Company                                           $ 1,307,976    $  1,307,976

             Note payable to a director,  principal due on demand,  interest due
               quarterly at prime (8.25% at October 31, 1996), unsecured             250,000         250,000
                                                                                 -----------     -----------

                                                                                   1,557,976       1,557,976
             Less  effect  of  December   20,  1996  private
               placement of preferred stock                                         (250,000)            ---
                                                                                 -----------     -----------
                                                                                 $ 1,307,976    $  1,557,976
                                                                                 ===========     ===========

           LONG-TERM DEBT:

             Notes   payable  to  a  bank,   payable  in  monthly   installments
               aggregating  approximately  $158,000,  interest  payable  monthly ranging from prime (8.25% at October 31, 1996) to prime plus1/2%,
               secured by  substantially  all the assets of the Company          $ 4,061,987    $        ---

             Note payable to a  bank,  principal and interest  due  December  2,
               1996,  at prime  (8.25%  at  October  31,  1996),   secured   by
               substantially all the assets of the Company                         1,500,000             ---

             Note  payable to the  sellers of  Connell,  principle  and  accrued interest due January 2, 1997, interest at 9%, secured by certain accounts  receivable  and  all property  and equipment of Connell
               not  otherwise  pledged to a bank                                   1,869,049             ---


                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996

                                                                                     1996          1995
                                                                                 ------------  ------------
           (CONTINUED)
             Mortgage note payable to a bank,  payable  in monthly  installments
             of $1,604 plus interest at prime (8.25% at October 31, 1996)   plus
             1/2%, secured by land and building with a carrying  value  of
             approximately  $425,000 as of October 31, 1996                          288,750       308,000

             Notes  payable  to  banks,  payable  in  monthly installments   of
               principal  and interest ranging  from  8.25% to 14.9% at  October
               31,  1996, secured by related equipment                                91,477        92,828

             Notes   payable  to  a  bank,   payable  in  monthly   installments
               aggregating  approximately  $133,000,  interest  payable  monthly ranging from the 30 day  commercial  paper rate (5.25% at October
               31, 1995) plus 3% to prime (8.75% at  October  31,  1995), secured  by  certain  investments and Company common shares owned
               by two shareholders/directors                                             ---     3,618,710

             Term loan  payable  to a bank,  interest  based on LIBOR  (5.94% at
               October 31, 1995) plus 3/4%,  secured by certain  investments and
               Company common shares owned by two shareholders/directors                 ---     1,235,831
                                                                                  ----------    ----------

                                                                                   7,811,263     5,255,369

             Plus  effect of December 1996 refinancing and
             private placement of preferred stock                                  1,750,000           ---

             Capital leases (see Note 14)                                            554,155           ---
                                                                                  ----------     ----------

                 Total long-term debt                                             10,115,418     5,255,369

             Less  current  portion,  giving  effect  to  the December   1996
               refinancing   and   private placement of preferred stock           (1,965,611)   (2,222,369)
                                                                                  ==========     ==========

                 Long-term debt, excluding current portion                       $ 8,149,807   $ 3,033,000
                                                                                  ==========     ==========

        Effective December 2, 1996 the Company entered into a $3,000,000 Term Loan Credit Facility (the Term Loan) with a bank. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime. Additionally, excess cash flow of GEC, as defined, is to be paid to the bank. The Term Loan contains covenants, which require among other conditions,  that the  Company  maintain  certain  tangible  net  worth, working capital and debt service amounts. The Term Loan is collateralized by all real and personal property of GEC which was acquired on October 12, 1996. Proceeds from the term loan were used to repay $1,500,000 of a bank line of credit outstanding at October 31, 1996 and to repay the $1,500,000 note payable to a bank due on December 2, 1996.

        Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the Preferred Stock) and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996



        Preferred Stock. The warrants are exercisable after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary date of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement related to the conversion features and warrants associated with the preferred stock, the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. Proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of Connell, a $250,000 note payable to a director, and $2,015,895 due the former principals of GEC. The amount due to the former principals of GEC represented undistributed S corporation profits existing at the date of acquisition, and is presented as "Other liabilities" in the accompanying Consolidated Balance Sheet at October 31, 1996.

        The aggregate maturities of long-term debt and capital leases for years subsequent to October 31, 1996, giving effect to the December 1996 refinancing and private placement, are as follows:

                     1997                                        $1,965,611
                     1998                                         1,945,387
                     1999                                         1,593,910
                     2000                                         1,372,192
                     2001                                           779,024
                     Thereafter                                     340,244
                                                                  ----------
                                                                  7,996,368
                     Proceeds from the December 20, 1996
                     private placement used to repay debt         2,119,050
                                                                  ==========
                                                                 $10,115,418
                                                                  ==========

        At October 31, 1996, the Company was in non-compliance with various financial loan convenants relating to its credit facility with a bank. The Company obtained amended covenants from the lender effective October 31, 1996 and through fiscal year 1997. The Company anticipates that it will be in compliance with the modified covenants in 1997.


(9)     STOCK OPTIONS


        During 1996, the Company's shareholders adopted a stock option plan comprised of incentive stock options for employees and non-qualified stock options for non-affiliated directors (the "Plan"). The Plan provides for the issuance of up to 550,000 options to employees and non-affiliated directors. The exercise price for incentive options under the Plan will not be less than the fair value of the Company's common stock on the date of the grant. The purchase price for grants of non-qualified stock options will be determined by the Company's Board of Directors. At October 31, 1996, a total of 186,000 options, net of canceled shares, have been granted under the Plan. Incentive options granted to employees generally become exercisable over a three year period in equal installments beginning the year after the date of the grant. Non-qualified options granted to non-affiliated directors become exercisable one year after the date of the grant.

        In addition, specific stock options have been granted to certain officers prior to or outside the Plan, a portion of which remain unexercised at October 31, 1996. During the fiscal year ended October 31, 1992, an option to purchase 260,000 shares of Common Stock at $.05 per share was granted to a director of the Company. In addition, in fiscal 1993 an officer was granted an option to purchase 100,000 shares of common stock at $.50 per share. For the years ended October 31, 1996, 1995 and 1994, 160,500 of these options remained outstanding and available for exercise.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996


        During 1995, options to purchase 100,000 shares at $4.83 per share were granted to an officer, pursuant to employment agreement. All such options were granted at the fair market value on the date of grant and are outstanding as of October 31, 1996.


(10)    INCOME TAXES

        An analysis of the components of (loss) income before income taxes and minority interest and the related income tax (benefit) expense is presented below:

                                       1996            1995             1994
                                       ----            ----             ----

       Domestic                   $ (3,770,323)   $   (817,790)   $  1,693,176
       Foreign                      (3,628,503         485,708         314,551
                                    ----------      ----------      ----------
                                  $ (7,398,826)   $   (332,082)   $  2,007,727
                                    ==========      ==========      ==========

       Provision for income
         taxes:
           Federal
             Current              $       ---     $       ---     $    792,440
             Deferred                (969,353)       (202,074)        (252,402)
           State
             Current                      ---             ---          153,142
             Deferred                (165,934)            ---          (60,796)
           Foreign                        ---             ---              ---
             Current                      ---          71,236        1,027,689
             Deferred                 244,592        (237,267)      (1,027,689)
                                    =========       =========       ==========
       Provision for income tax
        (benefit) expense         $  (890,695)   $   (368,105)    $    632,384
                                    =========       =========       ==========

        Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                       1996            1995             1994
                                       ----            ----             ----

        (Benefit) tax at
         federal statutory rate        (34)%           (34)%             34%
        State income tax, net           (4)            ---                4
        Non-deductible goodwill          2              35                2
        Reduction in
         valuation    allowance         (1)             (7)             ---
        Reduction in (benefit)
         tax provided on
         foreign operations             22             (92)             ---
        Other                            3             (13)             ---
                                      ------          ------           ------
       Effective income tax rate       (12)%          (111)%             40%
                                      ======          ======           ======

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996.


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                        1996             1995
                                                        ----             ----
            Deferred tax assets:
              Unrealized loss on investments      $   18,388       $   18,063
              Reserve for bad debts                  295,804          148,382
              Net operating loss carry forward     1,452,313          460,270
              Foreign tax credit carryforwards           ---          423,914
              Other
                                                      55,281           10,297
                                                   ----------       ----------
                                                   1,821,786        1,060,926
                Less valuation allowance                 ---          (44,989)
                                                   ----------       ----------
                                                   1,821,786        1,015,937

            Deferred tax liabilities:
              Plant, property and equipment         (645,946)        (195,939)
              Investment in foreign subsidiaries         ---         (329,580)
              Other                                      ---           (6,800)
                                                   ----------       ----------
                                                    (645,946)        (532,319)
                                                   ----------       ----------
                 Net deferred tax asset            $1,175,840       $  483,618
                                                   ==========       ==========

        The Company has not provided deferred taxes for tax that could result from the remittance of $999,115 of undistributed earnings of foreign subsidiaries since the Company has sufficient foreign tax credits to offset any taxes related to these undistributed earnings. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of such earnings. If the foreign subsidiaries were to remit the above amount, the taxes withheld would approximate $89,000.

        At October 31, 1996, the Company has Federal net operating loss carryforwards of approximately $3,990,043. These net operating loss carryforwards begin to expire at the end of the fiscal year ending October 31, 2009..

        The valuation allowance decreased by $44,989 during 1996.


(11)    MAJOR CUSTOMERS/CONCENTRATION OF CREDIT RISK

        A significant portion of the Company's business is derived from three major customers including a governmental agency, a telephone company and an industrial manufacturer. At October 31, 1996 and 1995, the Company had accounts receivable from these customers of $5,453,885 and $1,543,514 or 42% and 15% of total accounts receivable, respectively. Revenues from these customers totaled $22,786,000, $9,498,000 and $6,044,000 or 50%, 27% and 23% of consolidated revenues in fiscal years 1996, 1995 and 1994, respectively.

        Approximately 60% of the Company's Latin American revenues are derived from one customer in Venezuela. Revenues from this customer were approximately 4% of consolidated revenues in 1996 (6% in 1995; 53% in 1994). Accounts receivable outstanding for this customer were $257,994 and $1,483,630 at October 31, 1996 and 1995, respectively.


 (12)   INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

        The Company currently operates primarily in two industry segments: telecommunication network services for the years ended October 31, 1996, 1995 and 1994, and traffic management systems and devices for the years ended October 31, 1996, 1995 and the period from June 22, 1994 (acquisition date of TSCI) through October 31, 1994.
        Traffic management operations are conducted in the United

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996.


        States while telecommunication network services are conducted both in the United States and Latin America (mainly in Venezuela and Brazil). Revenues, (loss) income from operations, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries and geographic areas in which the Company operates are presented below.

INDUSTRY SEGMENTS                           1996            1995            1994
                                            ----            ----            ----
Revenues:
 Traffic management operations       $ 22,661,644    $ 22,872,331  $  9,750,546
 Telecommunication network services    26,244,526      12,535,250    16,033,604
                                       ----------      ----------    ----------
  Total                              $ 48,906,170    $ 35,407,581  $ 25,784,150
                                       ==========      ==========    ==========

(Loss) income from operations:
 Traffic management operations       $ (3,454,076)   $    286,149  $    531,401
 Telecommunication network services    (2,832,440)         23,280     2,313,517
                                       ----------      ----------    ----------
  Total                              $ (6,286,516)        309,429     2,844,918
                                       ==========      ==========    ==========
Identifiable Assets:
 Traffic management operations       $ 25,099,066    $ 21,701,922  $ 20,480,935
 Telecommunication network services    13,819,765      10,780,294    16,122,137
                                       ----------      ----------    ----------
  Total                              $ 38,918,831    $ 32,482,216  $ 36,603,072
                                       ==========      ==========    ==========

Capital Expenditures:
 Traffic management operations       $  1,275,451    $    353,148  $    160,000
 Telecommunication network services     2,216,097       1,897,756     1,675,377
                                       ----------      ----------    ----------
  Total                              $  3,491,548    $  2,250,904  $  1,835,377
                                       ==========      ==========    ==========


Depreciation and amortization:
 Traffic management operations       $  1,228,647    $    996,249  $    218,550
 Telecommunication network services     1,521,157         917,815       635,701
                                       ----------      ----------    ----------
  Total                              $  2,749,804    $  1,914,064  $    854,251
                                       ==========      ==========    ==========


GEOGRAPHIC AREAS
Revenues:
 United States                       $ 45,160,312    $ 32,179,831  $ 12,001,164
 Latin America                          3,745,858       3,227,750    13,782,986
                                       ----------      ----------    ----------
  Total                              $ 48,906,170    $ 35,407,581  $ 25,784,150
                                       ==========      ==========    ==========
(Loss) income from operations:
  United States                      $ (2,072,678)   $    364,264  $   (901,660)
  Latin America                        (4,213,838)        (54,835)    3,746,578
                                       ----------      ----------    ----------
   Total                             $ (6,286,516)   $    309,429  $  2,844,918
                                       ==========      ==========    ==========
Identifiable assets:
 United States                       $ 36,409,993    $ 26,955,667  $ 28,847,774
 Latin America                          2,508,838       5,526,549     7,755,898
                                       ----------      ----------    ----------
  Total                              $ 38,918,831    $ 32,482,216  $ 36,603,672
                                       ==========      ==========    ==========

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996.


(13)    QUARTERLY FINANCIAL DATA (UNAUDITED)

        (Dollars in thousands, except per share amounts)

                                       First      Second       Third      Fourth
                                     Quarter      Quarter     Quarter     Quarter
                                     --------     -------     -------     -------

         1996
        Revenues                   $ 11,578     $12,592     $11,860     $12,876
        Operating (loss) income      (1,036)     (2,095)        199      (3,355)
        Net (loss) income              (533)     (2,562)        137      (2,952)
       (Loss) income per share     $   (.06)    $  (.31)    $   .02     $  (.35)

        1995
        Revenues                   $  7,625     $ 8,234     $ 9,014     $10,535
        Operating (loss) income        (793)        139         231         637
        Net (loss) income              (842)         68         160         333
        (Loss)income per share     $   (.10)    $   .01     $   .02     $   .04

Certain adjustments were recorded in the fourth quarter of 1996 which included adjustments to provide allowances for uncollectible accounts receivable and obsolete inventory. These adjustments resulted in charges against operations aggregating approximately $1,351,000.


(14)    COMMITMENTS AND CONTINGENCIES

        (A)    LEASED PROPERTIES

               As of October 31, 1996, the Company leased office space and equipment under various non-cancelable long-term operating lease arrangements.

               During fiscal year 1996, the Company leased certain equipment under an agreement which is classified as a capital lease. Cost and accumulated amortization of such assets as of October 31, 1996 totaled $637,407 and $90,308.

               Future minimum lease payments required under operating and capital leases with initial terms in excess of one year are as follows:

                                                   Capital          Operating
                  YEARS ENDING OCTOBER 31,          Leases           Leases
                                                   ----------       ----------
                  1997                            $  155,825       $  361,370
                  1998                               155,825          273,303
                  1999                               155,825           83,903
                  2000                               155,825           45,103
                  2001                                38,937            1,800
                                                   ----------       ----------
                  Total minimum lease payments       662,237       $  765,479
                                                                    ==========

                  Less amount representing
                   interest                          108,082
                                                   ----------
                  Present value of net minimum
                   lease payments                    554,155

                  Less current installments of
                   obligations under capital
                   leases                            113,059
                                                   ----------
                  Obligations under capital
                   leases, excluding current
                   installments                   $  441,096
                                                   ==========

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996.

               Rental expense for operating leases amounted to $631,706, $323,180 and $168,000 for the years ended October 31, 1996, 1995 and 1994, respectively. The Company paid rent to former directors of the Company totaling $89,460 for fiscal years 1996, 1995 and 1994. In addition, the Company has entered into an agreement with the former principals of GEC to purchase, by June 1997, a facility for $350,000 subject to the Company obtaining favorable financing and other terms.


               (B)    LITIGATION

               The Company is involved in various claims and legal actions arising in the ordinary course of business including claims relating to notes payable to the former owners of TSCI. These notes payable and related accrued interest are classified as current in the accompanying balance sheets. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


(15)    LATIN AMERICAN OPERATIONS

        Revenues, costs and expenses and net (loss) income from Latin American operations for the years ended October 31, 1996, 1995 and 1994 are as follows:

                                                Years ended October 31,
                                            1996        1995         1994
                                        ----------   ----------   -----------
                Revenues                $3,745,858   $3,227,750   $13,782,986
                Costs and expenses       7,374,361    3,282,585    10,036,408
                Net (loss) income       (3,628,503)     (54,835)    3,746,578

        Included in the net loss for fiscal year 1996 are charges and costs totaling $3,553,373. Such amount includes a $920,551 non-cash charge relating to the write-off of certain goodwill and contractual rights, a $1,179,769 foreign currency loss relating to Venezuelan operations, a $353,053 provision to write down of other assets to net realizable value and $1,100,000 of marketing expense relating to a proprietary product. As a result of such changes, the Company expects to mitigate any further earnings risks associated with Latin American operations. In addition, effective August 1, 1995 the Company reached an agreement with the shareholders of its Venezuelan subsidiaries to increase their proportionate share of (losses) earnings from 20% to 50%. In April 1996, the Venezuelan government ended foreign currency exchange control restrictions and the fixing of statutory exchange rates.

        During the year ended October 31, 1994, the Company incurred a total of $1,523,189 in severance and bad debt expenses related to the Venezuelan operations. The personnel severance costs were $693,189 and bad debt expense was $830,000. During fiscal year ending 1995, the Company recovered approximately $350,000 in accounts receivable that were written off in 1994.

        The Company's investment in Latin American entities, which primarily consist of property and equipment, totaled $2,080,053 and $5,150,292 at October 31, 1996 and 1995. respectively.


(16)    OTHER SUBSEQUENT EVENTS

        On December 2, 1996, the Company,  through a wholly owned   subsidiary,
        acquired all the outstanding

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996.

        common stock of Dial Communications, Inc. (Dial). As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock and issued an $892,000 promissory note. The acquisition was accounted for using the purchase method of accounting and approximately $1,500,000 of goodwill was recorded. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 term loan from a bank with interest at prime plus 1/2 % (8.75% at December 2, 1996) with a balloon payment for the outstanding principal balance plus accrued interest due March 2, 1997.

        In addition, in December 1996, the Company completed a private placement transaction issuing $6,000,000 of preferred stock and obtaining a $3,000,000 term debt facility with a bank. Proceeds from the transactions were used to refinance certain of the Company's debt at October 31, 1996. See Note 8.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                                   SCHEDULE II


                        Valuation and Qualifying Accounts

                   Years ended October 31, 1996, 1995 and 1994


                              Balance                       Charged                     Balance at
                                 at                            to                       end of
                              beginning      Acquisitions   costs         Deductions      period
                              of period                     and
                                                            expenses
                              ----------     ----------     ----------    ---------     -----------
Allowance for doubtful
  accounts:
October 31, 1996             $  535,914     $    2,882     $ 746,283     $ 456,893     $  828,186
October 31, 1995             $1,278,933     $      ---     $  86,593     $ 829,612     $  535,914
October 31, 1994             $   32,894     $  233,837     $1,012,202    $     ---     $1,278,933