Form 10-Q
period 1997-01-31
ABLE TELCOM HOLDING CORP
filed 1997-03-17
CIK 826411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934.  For the  quarterly  period ended January 31,
      1997.

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

      As of March 6, 1997, there were 8,313,701 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES



                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                    Page Number
                                                                    -----------

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets -
                     January 31, 1997 and October 31, 1996                 3

                   Condensed Consolidated Statements of
                     Operations - Three months ended January 31,
                     1997 and 1996                                         5

                   Condensed Consolidated Statements of Cash
                     Flows - Three months ended January 31, 1997
                     and 1996                                              6

                   Notes to Condensed Consolidated Financial
                     Statements - January 31, 1997                         7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

                           PART II - OTHER INFORMATION

Items 1 through 5 - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K                                12

Signatures                                                                13

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                 January 31,        October 31,
                                                     1997               1996
                                                ------------      -------------
                                                 (unaudited)           (Note)
Assets

Current assets:
  Cash and cash equivalents                      $ 5,838,644     $ 3,267,161
  Investments                                        593,750         571,010
  Accounts receivable, net                        12,559,348      13,617,792
  Inventories                                      1,206,163       1,374,698
  Costs and  profits in excess of billings on
   uncompleted contracts                           1,641,902         954,269
  Prepaid expenses and other                         901,852         757,883
  Deferred income taxes                              561,219         905,898
                                                 -----------     -----------

   Total current assets                           23,302,878      21,448,711

Property and equipment, net                       13,394,970      10,667,357

Other assets:
  Deferred income taxes                              269,942         269,942
  Goodwill, net                                    7,322,665       5,919,880
  Other                                              764,535         612,941
                                                 -----------     -----------

   Total other assets                              8,357,142       6,802,763







                                                 -----------     -----------
   Total assets                                  $45,054,990     $38,918,831
                                                 ===========     ===========


















Note: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                 Condensed Consolidated Balance Sheets (Continued)

                                                 January 31,       October 31,
                                                     1997             1996
                                                ------------     --------------
                                                 (unaudited)         (Note)

Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt              $ 3,598,780     $ 1,965,611
  Notes payable - shareholders                     1,605,309       1,307,976
  Lines of credit                                  6,038,437       4,626,178
  Accounts payable and accrued liabilities         7,055,498       8,036,142
  Billings  in  excess of costs and profits on
   uncompleted contracts                           1,298,760       1,218,724
                                                 -----------     -----------

   Total current liabilities                      19,596,784      17,154,631

Long-term debt, excluding current portion          6,476,055       8,149,807
Other liabilities                                        ---       2,015,895
Notes payable - shareholders                         594,667             ---
                                                 -----------     -----------

   Total liabilities                              26,667,506      27,320,333


Contingencies                                            ---             ---

Shareholders' equity:
  Common  stock, $.001 par  value,  authorized
   25,000,000 shares; 8,313,701 and  8,203,212
   shares issued and outstanding  in 1997  and
   1996, respectively                                  8,313           8,203
  Preferred stock                                        100             ---
  Additional paid-in capital                      19,129,083      12,833,286
  Unrealized loss on investments, net of tax         (31,250)        (53,990)
  Accumulated deficit                               (718,762)     (1,189,001)
                                                 -----------     -----------

   Total shareholders' equity                     18,387,484      11,598,498
                                                 -----------     -----------

   Total liabilities and shareholders' equity    $45,054,990     $38,918,831
                                                 ===========     ===========















Note: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                  Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                   For the three months ended
                                                           January 31,
                                                   ----------------------------

                                                        1997            1996
                                                        ----            ----
Revenues                                          $ 18,326,139    $ 11,578,375
                                                  ------------    ------------
Costs and expenses:
  Costs of revenues                                 14,274,962       9,426,923
  General and administrative                         1,910,110       1,450,703
  Depreciation and amortization                        998,967         563,358
  Charges and transaction/translation losses
     related to Latin American operations                  ---       1,009,792
                                                  ------------    ------------

        Total costs and expenses                    17,184,039      12,450,776
                                                  ------------    ------------

        Income (loss) from operations                1,142,100        (872,401)
                                                  ------------    ------------

Other expense (income):
  Interest expense                                     379,902         237,705
  Interest and dividend income                         (96,509)        (73,800)
  Other expenses                                         8,789             ---
                                                  ------------    ------------
        Total other expense                            292,182         163,905
                                                  ------------    ------------

Income (loss) before income taxes and minority
  interest                                             849,918      (1,036,306)

        Income tax expense (benefit)                   344,679        (255,553)
                                                  ------------    ------------

Income (loss) before minority interest                 505,239        (780,753)

Minority interest                                          ---        (247,360)
                                                  ------------    ------------

Net income (loss)                                 $    505,239    $   (533,393)
                                                  ============    ============

Income (loss) applicable to common stock          $    470,239    $   (533,393)
                                                  ============    ============

Income (loss) per common share:                   $        .06    $       (.06)
                                                  ============    ============

Weighted average common shares and common
  stock equivalents outstanding                      8,443,898       8,354,144
                                                  ============    ============










See accompanying notes to condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                  Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                   For the three months ended
                                                           January 31,
                                                   ----------------------------

                                                        1997            1996
                                                        ----            ----
Cash from operations                              $  1,543,564     $   730,416


Investing Activities:
  Purchase of property and equipment                  (646,713)       (456,828)
  Cash acquired in acquisitions                        403,617         400,000
  Cash paid in acquisitions                         (3,000,000)     (2,392,168)
    Other                                               22,944             ---
                                                  ------------     -----------
       Net cash used by investing activities        (3,220,152)     (2,448,996)
                                                  ------------     -----------

Financing Activities:
  Net (payments) borrowings under lines of
    credit                                             (87,741)        445,000
  Payments on long-term debt                        (6,256,136)       (209,979)
  Proceeds from debt to finance acquisitions         3,000,000       1,715,074
  Proceeds from long-term debt                       2,177,800             ---
  Net proceeds from preferred stock offering         5,664,148             ---
  (Repayments) proceeds from notes payable -
  shareholders                                        (250,000)        250,000
  Foreign currency translation adjustment                  ---        (793,675)
  Other                                                    ---         (13,726)
                                                  ------------     -----------
       Net cash provided by financing activities     4,248,071       1,392,694
                                                  ------------     -----------

Effect of exchange rate changes on cash and
equivalents                                                ---        (216,117)
                                                  ------------     -----------

Increase (decrease) in cash and cash equivalents  $  2,571,483     $  (542,003)
                                                  ============     ===========

























See accompanying notes to condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                Notes to Condensed Consolidated Financial Statements

                                January 31, 1997

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included. Such adjustments consist of normal recurring accruals and those adjustments recorded to reflect the impact of currency devaluations on the Company's operations in Venezuela during fiscal year 1996.

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the year ended October 31, 1996. Operating results for the three months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997.

      It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

      Certain items in the condensed consolidated financial statements for the interim period ended January 31, 1996 have been reclassified to conform with the current presentation.

2.    Acquisition

      On December 2, 1996, the Company, through a wholly owned subsidiary, acquired all the outstanding common stock of Dial Communications, Inc. ("Dial"). As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock and issued an $892,000 promissory note. The acquisition was accounted for using the purchase method of accounting and approximately $1,500,000 of goodwill was recorded which will be amortized over 20 years. The results of operations of Dial have been included since the date of acquisition. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 Term Loan from a bank with interest at prime (8.25% at January 31, 1997) plus 1/2 % due May 31, 1997.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements (Continued)

                                January 31, 1997

      The pro forma unaudited results of operations for the three months ended January 31, 1997 and 1996, assuming consummation of the purchase at the beginning of the respective periods, are as follows:

                                                       For the three months
                                                         ended January 31,
                                                     --------------------------

                                                          1997          1996
                                                          ----          ----

      Revenues                                      $ 19,163,658   $13,618,120
      Net income (loss)                                  528,402      (528,030)
      Net income (loss) per common share and
       common equivalent share                               .06          (.06)

      The unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition been consummated at the date assumed.

3.    Borrowings

      Effective December 2, 1996 the Company entered into a $3,000,000 Term Loan Credit Facility (the "Term Loan") with a bank. The Term Loan is collateralized by all real and personal property of Georgia Electric Company ("GEC") which was acquired on October 12, 1996. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime (8.25% at January 31, 1997). Additionally, excess cash flow of GEC, as defined, is to be paid to the bank. The Term Loan contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, working capital and debt service amounts. Proceeds from the Term Loan were used to repay $3,000,000 of borrowings from a bank outstanding at October 31, 1996 which consisted of a $1,500,000 bank line of credit and a $1,500,000 note payable that was due on December 2, 1996.

      See Note 2 "Acquisition" for additional debt incurred in connection with an acquisition on December 2, 1996.

4.    Preferred Stock

      Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


          Notes to Condensed Consolidated Financial Statements (Continued)

                                January 31, 1997

      exercisable after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary date of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement related to the conversion features and warrants associated with the Preferred Stock, the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends, plus an amount determined by formula. Proceeds from the private placement were used to repay certain debt outstanding at October 31, 1996, including a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell") acquired by the Company on December 15, 1995, a $250,000 note payable to a director, and $2,015,895 due the former principals of GEC. The amount due to the former principals of GEC represented undistributed S corporation profits existing at the date of acquisition, and is presented as "Other liabilities" in the accompanying consolidated balance sheet at October 31, 1996.

5.    Contingencies - Litigation

      The Company is involved in various claims and legal actions arising in the ordinary course of business including claims relating to notes payable to the former owners of Transportation Safety Contractors, Inc. These notes payable and related accrued interest are classified as current in the accompanying balance sheets. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended January 31, 1997. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets and profitability.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues.

                                                       For the three months
                                                         ended January 31,
                                                     --------------------------
                                                          1997          1996
                                                          ----          ----
       Revenues                                          100.0%        100.0%
                                                        ---------     --------

       Cost of revenues                                   78.0          81.4
       General and administrative                         10.4          12.5
       Depreciation and amortization                       5.5           4.9
       Charges  and  transaction/translation  losses
          related to Latin American operations             0.0           8.7
       Operating income (loss)                             6.1          (7.5)
       Interest expense and other                          2.1           2.0
       Net income (loss)                                   2.8          (4.6)

      The Company reported net income of $505,239 or $.06 per share for the three months ended January 31, 1997 compared to a net loss of ($533,393) or ($.06) per share for the same period in 1996. Net income for the first quarter of 1997, primarily reflects the assimilation of the Georgia Electric Company ("GEC") and Dial Communications, Inc. ("Dial") acquisitions as well as the improved margins within the Traffic Management Group.

      Revenues for the three month period ended January 31, 1997 increased $6,747,764 to $18,326,139 compared to revenues of $11,578,375 for the same period in 1996. The acquisitions of GEC, in October 1996, and Dial, in December 1996, accounted for $7,275,673 of the revenue increase for the first quarter of 1997. Revenues from traffic management services decreased approximately $1.7 million from the same period in 1996 primarily as a result of the Company's focus on improving operating margins on existing contracts. Revenues from telecommunication services increased approximately $1.6 from the prior year period.

      Cost of revenues for the first quarter of 1997 improved to 78.0% of revenues from 81.4 % of revenue for the same period in 1996, primarily reflecting improved labor productivity within the Traffic Management Group and the assimilation of GEC and Dial.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES



      General and administrative expense during the first quarter increased $459,407 from $1,450,703 in 1996 to $1,910,110 in 1997. Approximately $421,000
of the increase results from acquisitions of GEC and Dial.

      Interest expense during the first quarter of 1997 reflects the recent addition of acquisition related debt and the financing of equipment purchases.

      Depreciation and amortization expense increased approximately $435,000 from $563,358 to $998,967. Approximately $265,000 of this increase results from the GEC and Dial acquisitions. The remaining $170,000 increase resulted from the continuing improvement and updating of the Company's equipment.

      The foreign currency translation and transaction losses improved dramatically in the first quarter of 1997 as compared to the first quarter of 1996. The stabilization of the Venezuelan bolivar resulted in a decrease in foreign currency losses of approximately $1,010,000.

      Income tax expense (benefit) for the first quarter of 1997 and 1996 differ from the amount that would result from applying federal statutory tax rates to the pre tax income (loss) primarily due to non-deductible goodwill and losses from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents were $5,838,644 at January 31, 1997 compared to $3,267,161 at October 31, 1996. Cash was impacted during the first quarter of 1997 primarily by proceeds received from a private placement of preferred stock and the repayment of debt.

     On December 2, 1996 the Company entered into a $3,000,000 Term Loan (the "Term Loan") with a bank in connection with refinancing the acquisition of GEC on October 12, 1996. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime (8.25% at January 31, 1997). Excess cash flow of GEC, as defined, is to be paid to the Bank. The Term Loan contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, working capital and debt service amounts. The Term Loan is collateralized by all real and personal property of GEC. Proceeds from the Term Loan were partially used to repay a $1,500,000 note payable to a bank, outstanding at October 31, 1996 and due on December 2, 1996. The remaining proceeds were used to repay the Company's lines of credit.

      Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the Preferred Stock) and warrants to purchase 200,000 shares of the Company's common stock. Gross proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Preferred Stock accrues dividends at an annual rate of

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are exercisable at $9.82 per share after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement, the Company may be required to redeem the preferred stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. The proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell"), a $250,000 note payable to a director in connection with the acquisition of Connell, and $2,015,895 due the former principals of GEC by GEC at the date of acquisition, all of which were outstanding at October 31, 1996.

     In addition, on December 2, 1996, the Company acquired all the outstanding common stock of Dial. As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at prime (8.25% at January 31, 1997) plus 1/2%. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 Term Loan from a bank with interest at prime plus 1/2%. The principal balance of this note, plus accrued interest, is due May 31, 1997.

      The Company expects that available cash will be sufficient to meet normal operating requirements over the near term.


Part II - Other Information

Items 1-5.  Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            a)    Exhibits - None

            b)    Reports on Form 8-K

                  On December 13, 1996,  the Company  filed a Current  Report on
            Form 8-K and  reported  on Item 2 thereof  the  acquisition  of Dial
            Communications, Inc. This Form 8-K was amended on February 11, 1997.
            The acquisition of Dial Communications, Inc. did require the filing of financial statements pursuant to Regulation S-X.

                  On December 31, 1996,  the Company  filed a Current  Report on
            Form 8-K and reported on Item 5 thereof the  completion of a Private
            Placement of Preferred Stock in exchange for aggregate proceeds of $6,000,000.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Able Telcom Holding Corp.
                                  (Registrant)



      By:   /s/ William J. Mercurio                              March 17, 1997
            --------------------------------------
            William J. Mercurio, President and CEO