Form 10-Q/A
period 1997-01-31
ABLE TELCOM HOLDING CORP
filed 1997-04-29
CIK 826411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                  Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                   For the three months ended
                                                           January 31,
                                                   ----------------------------

                                                        1997            1996
                                                        ----            ----
Revenues                                          $ 18,326,139    $ 11,578,375
                                                  ------------    ------------
Costs and expenses:
  Costs of revenues                                 14,274,962       9,426,923
  General and administrative                         1,910,110       1,450,703
  Depreciation and amortization                        998,967         563,358
  Charges and transaction/translation losses
     related to Latin American operations                  ---       1,009,792
                                                  ------------    ------------

        Total costs and expenses                    17,184,039      12,450,776
                                                  ------------    ------------

        Income (loss) from operations                1,142,100        (872,401)
                                                  ------------    ------------

Other expense (income):
  Interest expense                                     379,902         237,705
  Interest and dividend income                         (96,509)        (73,800)
  Other expenses                                         8,789             ---
                                                  ------------    ------------
        Total other expense                            292,182         163,905
                                                  ------------    ------------

Income (loss) before income taxes and minority
  interest                                             849,918      (1,036,306)

        Income tax expense (benefit)                   344,679        (255,553)
                                                  ------------    ------------

Income (loss) before minority interest                 505,239        (780,753)

Minority interest                                          ---        (247,360)
                                                  ------------    ------------

Net income (loss)                                 $    505,239    $   (533,393)
  Preferred stock dividends                             35,333
  Discount attributable to beneficial
    conversion privilege of preferred stock            133,000
                                                  ------------    ------------

Income (loss) applicable to common stock          $    336,906    $   (533,393)
                                                  ============    ============

Income (loss) per common share:                   $        .04    $       (.06)
                                                  ============    ============

Weighted average common shares and common
  stock equivalents outstanding                      8,443,898       8,354,144
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

4.    Preferred Stock

      Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The
     Company is recognizing the discount attributable to the beneficial conversion privilege of approximately $660,000 by accreting the amount from the date of issuance through May 15, 1997 as an adjustment of net income attributable to common shareholders (see Note 5). Such adjustment totaled approximately $133,000 for the quarter ended January 31, 1997. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


          Notes to Condensed Consolidated Financial Statements (Continued)

                                January 31, 1997

      exercisable after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary date of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement related to the conversion features and warrants associated with the Preferred Stock, the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends, plus an amount determined by formula. Proceeds from the private placement were used to repay certain debt outstanding at October 31, 1996, including a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell") acquired by the Company on December 15, 1995, a $250,000 note payable to a director, and $2,015,895 due the former principals of GEC. The amount due to the former principals of GEC represented undistributed S corporation profits existing at the date of acquisition, and is presented as "Other liabilities" in the accompanying consolidated balance sheet at October 31, 1996.

5.    Earnings Per Share

     Fully  diluted   earnings  per  share  data,  which  includes  the  assumed conversion of the convertible preferred stock, has not been presented because it was not dilutive. Earnings attributable to common stock reflects adjustments for cumulative preferred dividends and imbedded dividends arising from discounted conversion terms on the Series A Convertible Preferred Stock. See Note 4 for further discussion.

6.    Contingencies - Litigation

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

      Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the Preferred Stock) and warrants to purchase 200,000 shares of the Company's common stock. Gross proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Preferred Stock accrues dividends at an annual rate of

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. In addition, earnings attributable to common stock reflects adjustments for cumulative preferred dividends and imbedded dividends arising from discounted conversion terms on the preferred stock. The warrants are exercisable at $9.82 per share after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement, the Company may be required to redeem the preferred stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. The proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell"), a $250,000 note payable to a director in connection with the acquisition of Connell, and $2,015,895 due the former principals of GEC by GEC at the date of acquisition, all of which were outstanding at October 31, 1996.
     In addition, on December 2, 1996, the Company acquired all the outstanding common stock of Dial. As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at prime (8.25% at January 31, 1997) plus 1/2%. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 Term Loan from a bank with interest at prime plus 1/2%. The principal balance of this note, plus accrued interest, is due May 31, 1997.

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

                            Able Telcom Holding Corp.
                                  (Registrant)



      By:   /s/ William J. Mercurio                              April 24, 1997
            --------------------------------------
            William J. Mercurio, President and CEO