Form 10-Q/A
period 1997-01-31
ABLE TELCOM HOLDING CORP
filed 1997-05-29
CIK 826411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A-2


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

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                 Condensed Consolidated Balance Sheets (Continued)

                                                 January 31,       October 31,
                                                     1997             1996
                                                ------------     --------------
                                                 (unaudited)         (Note)

Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt              $ 3,598,780     $ 1,965,611
  Notes payable - shareholders                     1,605,309       1,307,976
  Lines of credit                                  6,038,437       4,626,178
  Accounts payable and accrued liabilities         7,055,498       8,036,142
  Billings  in  excess of costs and profits on
   uncompleted contracts                           1,298,760       1,218,724
                                                 -----------     -----------

   Total current liabilities                      19,596,784      17,154,631

Long-term debt, excluding current portion          6,476,055       8,149,807
Other liabilities                                        ---       2,015,895
Notes payable - shareholders                         594,667             ---
                                                 -----------     -----------

   Total liabilities                              26,667,506      27,320,333



Contingencies                                            ---             ---

Convertible redeemable preferred stock, $.10 par
   value, authorized 1,000,000 shares; 1,000
   shares issued and outstanding in 1997           6,133,000             ---


Shareholders' equity:
  Common  stock, $.001 par  value,  authorized
   25,000,000 shares; 8,313,701 and  8,203,212
   shares issued and outstanding  in 1997  and
   1996, respectively                                  8,313           8,203
  Additional paid-in capital                      13,129,183      12,833,286
  Unrealized loss on investments, net of tax         (31,250)        (53,990)
  Accumulated deficit                               (851,762)     (1,189,001)
                                                 -----------     -----------

   Total shareholders' equity                     12,254,484      11,598,498
                                                 -----------     -----------

   Total liabilities and shareholders' equity    $45,054,990     $38,918,831
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

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                  Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                   For the three months ended
                                                           January 31,
                                                   ----------------------------

                                                        1997            1996
                                                        ----            ----
Revenues                                          $ 18,326,139    $ 11,578,375
                                                  ------------    ------------
Costs and expenses:
  Costs of revenues                                 14,274,962       9,426,923
  General and administrative                         1,910,110       1,450,703
  Depreciation and amortization                        998,967         563,358
  Charges and transaction/translation losses
     related to Latin American operations                  ---       1,009,792
                                                  ------------    ------------

        Total costs and expenses                    17,184,039      12,450,776
                                                  ------------    ------------

        Income (loss) from operations                1,142,100        (872,401)
                                                  ------------    ------------

Other expense (income):
  Interest expense                                     379,902         237,705
  Interest and dividend income                         (96,509)        (73,800)
  Other expenses                                         8,789             ---
                                                  ------------    ------------
        Total other expense                            292,182         163,905
                                                  ------------    ------------

Income (loss) before income taxes and minority
  interest                                             849,918      (1,036,306)

        Income tax expense (benefit)                   344,679        (255,553)
                                                  ------------    ------------

Income (loss) before minority interest                 505,239        (780,753)

Minority interest                                          ---        (247,360)
                                                  ------------    ------------

Net income (loss)                                 $    505,239    $   (533,393)

  Preferred stock dividends                             35,333             ---
  Discount attributable to beneficial
    conversion privilege of preferred stock            133,000             ---
                                                  ------------    ------------

Income (loss) applicable to common stock          $    336,906    $   (533,393)
                                                  ============    ============

Income (loss) per common share:                   $        .04    $       (.06)
                                                  ============    ============

Weighted average common shares and common
  stock equivalents outstanding                      8,443,898       8,354,144
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

4.    Preferred Stock


     Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Company is recognizing the discount attributable to the beneficial conversion privilege of approximately $660,000 by accreting the amount from the date of issuance through May 20, 1997 as an adjustment of net income attributable to common shareholders (see Note 5). Such adjustment totaled approximately $133,000 for the quarter ended January 31, 1997.This accretion adjustment,which also represents the amount needed to accrete to the redemption value of the Preferred Stock for the period ended January 31, 1997, was recorded as a charge to accumulated deficit and accompanying credit to the Preferred Stock. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


          Notes to Condensed Consolidated Financial Statements (Continued)

                                January 31, 1997

      exercisable after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary date of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement related to the conversion features and warrants associated with the Preferred Stock, the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends, plus an amount determined by formula. Proceeds from the private placement were used to repay certain debt outstanding at October 31, 1996, including a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell") acquired by the Company on December 15, 1995, a $250,000 note payable to a director, and $2,015,895 due the former principals of GEC. The amount due to the former principals of GEC represented undistributed S corporation profits existing at the date of acquisition, and is presented as "Other liabilities" in the accompanying consolidated balance sheet at October 31, 1996.

5.    Earnings Per Share


     Fully  diluted   earnings  per  share  data,  which  includes  the  assumed conversion of the convertible preferred stock, has not been presented because it was not dilutive. Earnings attributable to common stock reflects adjustments for cumulative preferred dividends and imbedded dividends arising from discounted conversion terms on the Series A Convertible Preferred Stock. (See Note 4).


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

      Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the Preferred Stock) and warrants to purchase 200,000 shares of the Company's common stock. Gross proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Preferred Stock accrues dividends at an annual rate of

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES



     5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. In addition, the accumulated deficit and earnings attributable to common stock reflects adjustments for cumulative preferred dividends and imbedded dividends arising from discounted conversion terms on the preferred stock. The warrants are exercisable at $9.82 per share after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement, the Company may be required to redeem the preferred stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. The proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell"), a $250,000 note payable to a director in connection with the acquisition of Connell, and $2,015,895 due the former principals of GEC by GEC at the date of acquisition, all of which were outstanding at October 31, 1996.


        In addition, on December 2, 1996, the Company acquired all the outstanding common stock of Dial. As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at prime (8.25% at January 31, 1997) plus 1/2%. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 Term Loan from a bank with interest at prime (8.25% at January 31, 1997) plus 1/2%. The principal balance of this note, plus accrued interest, is due May 31, 1997.

        The Company expects that available cash will be sufficient to meet normal operating requirements over the near term.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Able Telcom Holding Corp.
                                  (Registrant)




      By:   /s/ William J. Mercurio                              May 29, 1997
            --------------------------------------
            William J. Mercurio, President and CEO