Form 10-K/A
period 1996-10-31
ABLE TELCOM HOLDING CORP
filed 1997-05-30
CIK 826411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A

(Mark One)

[X]   Annual  report  pursuant  to  Section  13 or  15(d)  of  the  Securities
Exchange Act of 1934 (Fee
      Required) For the fiscal year ended October 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee
      Required)   For   the   transition   period   from   ______________   to
---------------.

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

      Presently, the Company's telecommunication service activities are primarily focused in the southeastern United States. Telecommunication services and related activities accounted for 42%, 26% and 9% of the Company's consolidated revenues for fiscal years 1996, 1995 and 1994, respectively. Revenues from telecommunication services are expected to increase in 1997 as a result of the acquisition of Dial in December 1996.

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

      Communications Development Group. The Company's communications development group manages the Company's joint venture arrangements in Latin America, primarily Venezuela, which were formed to provide telecommunication installation and maintenance services to privatized local phone companies. These joint ventures are in the form of subsidiaries in which the Company has an 80% voting and ownership interest and a 50% share of profits and losses. During fiscal years 1996, 1995 and 1994, the Company's Latin American operations accounted for 8%, 9% and 53% of the Company's revenues on a consolidated basis.

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

Significant Customers

      Revenues derived from the Company's largest customers are presented as follows:


                                                     % of Revenues of:
                                            -------------------------------
                                            Traffic
                                            Management         The Company
                                            Services
                                            -----------------  ------------
       1996
       Florida Department of Transportation       24%              12%

       1995
       Florida Department of Transportation       14%               9%
       Virginia Department of Transportation      14%               9%

       1994
       Florida Department of Transportation       37%              14%
       Virginia Department of Transportation      13%               5%





                                            Telecommunication  The Company
                                            Services
                                            -----------------  ------------

       1996
       United Telephone of Florida                48%              20%
       Florida Power Corp.                        31%              13%

       1995
       United Telephone of Florida                69%              18%

       1994
       United Telephone of Florida                100%             9%



                                                  % of Revenues of:
                                            -------------------------------
                                             Communications
                                             Development
                                             Services          The Company
                                            -----------------  ------------

       1996
       Compania  Anonima  Nacional de
       Telefonos de Venezuela (CANTV)             63%              5%

       1995
       CANTV                                      67%              6%

       1994
       CANTV                                      98%              52%


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

 ITEM 3.    LEGAL PROCEEDINGS

      The Company is party to various legal proceedings, including suits involving certain acquisition agreements and notes payable relating to TSCI. The notes payable, including accrued interest totaling approximately $1,308,000 and $235,000 respectively, are classified as current in the accompanying balance sheet. In the opinion of management, the ultimate outcome of the legal proceedings will not have a material adverse effect on the financial position of the Company.


                                   PART II

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

      See  Note  3  to  the  Company's   Consolidated   Financial  Statements,
"Acquisitions."

Latin American Operations

      For the year ended October 31, 1996 the Company's net loss from Latin American operations increased by $3,573,668 as compared to the year ended October 31, 1995 due primarily to an approximate $921,000 charge relating to the write-off of certain goodwill related to Latin American operations, an approximate $1,180,000 foreign currency loss relating to the devaluation of the Venezuelan Bolivar and provisions totaling approximately $353,000 relating to the write-down of various investments, accounts receivable and deferred tax assets (see Note 15 to the Company's consolidated financial statements, "Latin American Operations"). Additionally, during the year ended October 31, 1996 the Company's Latin American operations supported approximately $1,100,000 of marketing expenses relating to a proprietary product, discussed below.

      For the year ended  October 31,  1995 Latin  American  revenues  decreased
$10,555,236 as compared to the year ended October 31, 1994. Revenues generated by the Company's Venezuelan operations are dependent upon one customer. During November 1994 this customer stopped outsourcing its inside plant services. Inside plant services represented approximately 90% of the revenues generated by the Company's Venezuelan operations from this customer during the year ended October 31, 1994.

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


The Company's net assets of Latin American subsidiaries totaled $2,080,053 and $5,150,292 at October 31, 1996 and 1995, respectively.

Reorganization of Traffic Management Operations

      The Company's TSCI subsidiary installs and maintains traffic control and signal devices. These devices include stoplights, crosswalk signals and other traffic control devices for rural and urban traffic intersections, drawbridge and railroad track signals and gate systems and traffic detection and data gathering devices.

      TSCI's contracts are generally for a fixed price, most often, as a subcontractor on large transportation construction projects. Each contract's duration depends upon the size and scope of the project but typically ranges from six to nine months. Contracts generally set forth date-specific milestones and call for periodic payments from prime contractors.

      The Company accounts for TSCI's contracts using the percentage-of-completion method. Under this method, revenues are recognized as contract costs are incurred. Contract costs include all direct material and labor costs as well as those indirect costs relating to the contract such as indirect labor, supplies and equipment costs. Inherent in this method are estimates determined by management as to the total costs to be incurred for a given contract and the level of completion as of a given date. Changes in job performance, condition and estimated profitability may result in revisions to costs and profits which are recognized in the period in which the changes are determined.

      During the fourth quarter of fiscal year 1996, the Company recorded adjustments pertaining to TSCI to provide allowances for uncollectible accounts receivable and obsolete inventory. These adjustments aggregated approximately $1,351,000. Additionally, the Company revised estimates of completion and remaining costs to complete certain TSCI contracts. The adverse effect of these revisions on the Company's consolidated statement of operations aggregated approximately $1,330,000.

      The Company recorded the fourth quarter adjustments after observing that accounts receivable collection, labor productivity and inventory utility had declined relative to the prior fiscal quarters of 1996. Further, of the 133 contracts entered into during fiscal year 1996, 30 were substantially completed during the fourth quarter. As these contracts matured, the Company observed that costs relating to such contracts were higher, collections on the contracts were lower, and inventory management had been less efficient than in the Company's past experience.

      The principal reasons for the change in contract performance during the fourth quarter of fiscal year 1996 is due to remedial expenses incurred and increased costs of production. During the fiscal year, the Company expanded its operations in Southern Florida. The Company's customer base and labor force in this geographic area was markedly different from those areas where the Company, since its inception, had an existing work force and established customer relationships. In this expanded geographic area, the Company encountered slower payment practices, increased cost of labor and materials, and decreased rates of production. Remedial costs incurred in the fourth quarter approximated $200,000 of which $110,000 can be attributed to contracts in Southern Florida. Increased production costs approximated $930,000 of which $600,000 can be attributed to contracts in Southern Florida.

      Additionally, the Company replaced its TSCI senior management in the fourth quarter of fiscal year 1996. As a result, the Company experienced employee turnover in several mid-level field manager positions causing a slowdown in production. This change in management contributed to lower labor productivity, and other fourth quarter operational inefficiencies that were experienced throughout TSCI. The costs incurred in the fourth quarter associated with the employee turnover aggregated approximately $200,000.

      The Company has implemented a number of measures designed to reverse TSCI's experience during the fourth quarter of 1996. The Company's current TSCI managers are experienced managers who were associated with GEC, which the Company purchased during the fourth quarter of 1996 as part of its traffic management services group. In addition, the Company has implemented strict cost controls, centralized contract decision making and review, and inventory control procedures. The Company believes that these controls will result in lower contract costs, increased margins, and increased operational efficiencies. The Company expects to continue to expand its traffic management services into other markets, and believes that its current management has the experience to operate effectively in the Company's current and future markets.

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

                           YEAR ENDED OCTOBER 31

                                         1996      1995      1994
                                         ----      ----      ----

Revenues                                100.0%    100.0%     100.0%
                                        ------    ------     ------

  Cost of revenues                       82.8      78.3     63.6
  General and administrative             17.2      15.4     16.2
  Depreciation and amortization           5.6       5.4      3.3
  Charges and transaction/translation
    losses related to Latin American      7.3       0.3      9.3
    operations
  Operating  (loss) income              (12.9)      0.6      7.7


  Interest expense                        2.8       3.2      1.5
  Interest and dividend income            0.5       1.6      1.6

  (Loss) income before income taxes
    and minority interest               (15.1)     (0.9)     7.8
  Income tax (benefit) expense           (1.8)     (1.0)     2.4
  Minority interest                       1.2       0.9      1.7
  Net (loss) income                     (12.1)     (0.8)     3.7



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

      Minority interest, prior to August 1, 1995, represents a shareholder's 20% share of the earnings of the Company's Venezuelan corporations. On August 1, 1995, the Company entered into an agreement whereby the shareholder's proportionate share of any future earnings increased from 20% to 50% (see Note 15 to the Company's consolidated financial statements, "Latin American Operations"). For fiscal year 1996, losses were allocated to minority interest to the extent of its invested capital.

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

                                   ABLE TELCOM HOLDING CORP.



                                   By: /s/ William J.Mercurio   May 30,1997
                                       -------------------------------------
                                       WILLIAM J. MERCURIO,President and CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                 Title                        Date Signed



________________________   President and Chief
WILLIAM J. MERCURIO        Executive and Financial
                           Officer and Director          May 30, 1997


________________________   Secretary and Director        May 30, 1997
WILLIAM D. CALLAHAN



____________________       Director                      May 30, 1997
FRAZIER L. GAINES



__________________         Director                      May 30, 1997
ROBERT NELLES



__________________         Director                      May 30, 1997
GIDEON TAYLOR


_________________          Director                      May 30, 1997
GERRY W. HALL


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




                                                      /s/ KPMG Peat Marwick LLP


Tampa, Florida
February 16, 1995

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                           October 31,
Assets                                                 1996            1995
------                                                 ----            ----

Current assets:
  Cash and cash equivalents                       $3,267,161      $2,952,239
  Investments                                        571,010         571,875
  Accounts receivable, net                        13,617,792      10,529,124
  Inventories                                      1,374,698       3,535,622
  Costs and profits in excess of billings
   on uncompleted contracts                          954,269             ---
  Prepaid expenses and other                         757,883         831,908
  Deferred income taxes                              905,898         151,879
                                                   ---------       ---------

   Total current assets                            21,448,711      18,572,647

Property and equipment, net                        10,667,357      6,119,608

Other assets:
  Deferred income taxes                               269,942         331,739
  Goodwill, net                                     5,919,880       7,203,761
  Other                                               612,941         254,461
                                                    ---------       ---------

   Total other assets                               6,802,763       7,789,961







                                                   ----------      -----------
   Total assets                                   $38,918,831     $32,482,216
                                                   ==========      ===========







See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                            October 31,
Liabilities and Shareholders' Equity                   1996            1995
------------------------------------                   ----            ----

Current liabilities:
  Current portion of long-term debt               $1,965,611      $2,222,369
  Notes payable - shareholders                     1,307,976       1,557,976
  Lines of credit                                  4,626,178       3,220,000
  Accounts payable and accrued liabilities         8,036,142       4,174,405
  Billings in excess of costs and profits
    on uncompleted contracts                       1,218,724             ---
                                                   ---------       ---------

   Total current liabilities                       17,154,631     11,174,750


Long-term debt, excluding current portion          8,149,807       3,033,000
Other liabilities                                  2,015,895            ---
                                                   ---------       ---------

   Total liabilities                               27,320,333      14,207,750

Minority interest                                         ---         807,955

Commitments and contingencies                             ---             ---

Shareholders' equity:
  Common  stock,  $.001  par  value,   authorized
   25,000,000  shares;  8,203,212  and  8,193,212
   shares  issued  and  outstanding  in 1996  and
   1995, respectively                                   8,203           8,193
  Additional paid-in capital                       12,833,286      12,790,196
  Unrealized loss on investments, net of tax          (53,990)        (53,125)
  (Deficit) retained earnings                      (1,189,001)      4,721,247
                                                   ----------      ----------

   Total shareholders' equity                      11,598,498      17,466,511
                                                   ----------      ----------

   Total liabilities and shareholders' equity     $38,918,831     $32,482,216
                                                   ==========      ==========






See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                               For the years ended October 31,

                                            1996            1995           1994
                                            ----            ----           ----

Revenues                             $48,906,170     $35,407,581    $25,784,150
                                      ----------      ----------    -----------

Costs and expenses:
  Costs of  revenues                  40,486,018      27,719,750     16,395,098
  General and administrative           8,403,491       5,464,338      4,166,694
  Depreciation and amortization        2,749,804       1,914,064        854,251
  Charges and transaction/translation
   losses related to Latin American
   operations                          3,553,373          95,798      2,381,515
                                       ---------       ---------      ----------


   Total costs end expenses           55,192,686      35,193,950     23,797,558
                                      ----------      ----------      ----------

     (Loss) income from operations    (6,286,516)        213,631      1,986,592
                                        ---------       ---------     ----------

Other expense (income):
  Loss on sale of investments                ---         100,379             ---
  Interest expense                     1,350,440       1,117,932        397,167
  Interest and dividend income          (270,163)       (672,598)      (418,302)
  Other expenses                          32,033             ---             ---
                                        ---------       ---------     ----------
   Total other expense (income)         1,112,310        545,713        (21,135)
                                        ---------       ---------     ----------

(Loss) income before income taxes
 and minority interest                 (7,398,826)      (332,082)      2,007,727

Income tax (benefit) expense             (890,695)      (368,105)        632,384
                                        ---------       ---------      ----------

(Loss) income before minority          (6,508,131)        36,023       1,375,343
interest

Minority interest                        (597,883)        317,189        429,330

                                        ==========       =========    ==========
Net (loss) income                     $(5,910,248)     $(281,166)     $  946,013
                                        ==========       =========    ==========


(Loss) income per common share:        $    (.71)      $    (.03)     $      .12
                                        =========       =========      ==========

Weighted average common shares and
common    stock equivalents
outstanding                             8,361,458       8,283,668      7,736,122
                                        =========       =========      ==========




See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity


                     Common Stock                  Unrealized
                                       Additional  Loss on      (Deficit)
                                        Paid in    Investments,  Retained
                   Shares     Amount    Capital    Net of Taxes  Earnings  Total
                  ---------  --------  ---------  -----------   -------- ------

Balance at       6,176,548  $6,177   $3,283,576  $  ---   $4,056,400  $7,346,153
October 31, 1993

  Issuance of
   common stock    199,500     199       32,051     ---          ---      32,250
   for exercise of
   stock options

  Tax benefit for
   exercise of         ---     ---      812,525     ---          ---     812,525
   stock options

  Issuance of
   common stock     30,000      30       29,970     ---           ---     30,000
   for services
   rendered

  Tax benefit on
   issuance of
   common stock        ---        ---    116,889    ---           ---    116,889
   for services
   rendered

  Issuance of
   common stock   1,192,993     1,193  4,364,129    ---          ---   4,365,322
   for exercise of
   warrants

  Issuance of
   common stock     272,730        273  2,249,720   ---          ---   2,249,993
   for acquisition

  Remittance by
   officer
   relating to           ---        ---    80,261   ---          ---      80,261
   profits on
   stock
   transactions

  Unrealized loss
   on                    ---        ---        ---  (146,950)    ---   (146,950)
   investments,
   restricted
  Net income             ---        ---        ---   ---       946,013   946,013
                    ---------  --------- ---------- ----------- ------- --------
Balance at October  7,871,771    7,872 10,969,121 (146,950) 5,002,413 15,832,456
31, 1994

  Issuance of
   common stock to
   liquidate notes   259,434       259  1,499,741     ---        ---   1,500,000
   payable to
   shareholders /
   directors

  Issuance of
   common stock       67,007        67    334,829     ---        ---     334,896
   for exercise of
   warrants

  Cancellation of
   common stock
   previously         (5,000)       (5)   (13,495)    ---        ---    (13,500)
   issued for
   acquisition

  Change in
   unrealized loss       ---        ---        ---   93,825       ---     93,825
   on investments
   Net loss              ---        ---        ---     ---   (281,166) (281,166)
                    ---------  --------- ---------- ----------- --------- ------
Balance at October  8,193,212    8,193  12,790,196 (53,125) 4,721,247 17,466,511
31, 1995

  Issuance of
   common stock to
   directors in        10,000       10      43,090     ---        ---     43,100
   connection with
   acquisition

  Change in
   unrealized loss       ---        ---        ---    (865)       ---      (865)
   on investments

   Net loss              ---        ---        ---    --- (5,910,248)(5,910,248)
                    =========  ========= ========== ========= ========= ========
Balance at       8,203,212  $8,203  $12,833,286 $(53,990)$(1,189,001)$11,598,498
October 31, 1996
                 ========== =======  ==========  ========== ========= ==========




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

  Adjustments to reconcile net
   (loss) income to net cash
   provided by operating
   activities, net of effects of
   acquisitions:
   Depreciation and amortization        2,749,804      1,914,064        854,251
   Bad debt expense                     1,094,503         86,593       1,012,202
   Provision for inventory losses         290,500            ---             ---
   Write down of Latin American
     assets                             1,593,480            ---             ---
   Deferred income taxes                 (890,695)      (439,341     (1,423,195)
   Loss on sale of equipment               21,805            ---             ---
   Loss on sale of investments                ---        100,379             ---
   Translation/transaction losses       1,179,769         95,798         858,326
   Minority interest                     (597,883)       317,189         429,330
   Common stock issued for services           ---            ---          30,000

  Changes in assets and
   liabilities, net of effects from
   acquisitions:
   Decrease in accounts receivable     1,854,735         796,530       1,474,805
   Decrease (increase) in
    inventories                        1,871,004        (353,318)        448,597
   Increase in costs and profits in
    excess of billings on
    uncompleted contracts               (828,553)            ---             ---
   Decrease (increase) in prepaid
    expenses and other                   339,711        (223,811)        (8,692)
   Increase in other assets             (286,996)        (24,373)        (3,873)
   Increase (decrease) in accounts
    payable and accrued expenses         159,861       1,514,749)      (423,423)
   Increase in billings in excess
    of costs and estimated profits
    on uncompleted contracts             681,446             ---             ---
                                       ---------      ----------      ----------
     Net cash provided by operating
      activities                       3,322,242        473,795       4,194,341
                                       ---------      ----------      ----------

Investing Activities:
   Purchases of property and
    equipment                         (2,557,258)    (2,250,904)     (1,835,377)
   Proceeds from the sale of
    equipment                            128,823            ---              ---
   Purchases of investments                  ---       (350,000)     (4,972,920)
   Sales of investments                      ---      4,418,233              ---
   Investments under the equity
    method                                   ---            ---          50,000
   Cash acquired in acquisitions       1,760,970            ---              ---
   Cash paid in acquisitions          (3,500,000)           ---      (6,422,610)

                                       ---------      ----------      ----------
     Net cash (used in)provided by
      investing activities            (4,167,465)     1,817,329     (13,280,907)
                                       ---------      ----------     -----------




See accompanying notes to consolidated financial statements

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



Financing Activities:
   Net borrowing under lines of
     credit                            1,254,178         378,000         495,999
   Payment of shareholders/
     directors loans                    (500,000)            ---       (260,846)
   Borrowings from
     shareholders/directors              500,000          57,976             ---
   Proceeds from long-term debt        4,547,148         737,758       7,954,175
   Proceeds from debt to finance
    acquisition                        3,000,000             ---             ---
   Payments on long-term debt         (6,251,340)     (3,775,168)    (1,610,346)
   Distributions to minority
     interests                          (210,072)       (500,795)      (745,962)
   Foreign currency translation
    adjustment                          (778,509)            ---       (277,764)
   Tax benefit for exercise of
    stock options and issuance of
    common stock for services
    rendered                                 ---             ---         929,414
   Proceeds from exercise of
    warrants and options                     ---         334,896       4,397,572
   Proceeds from officer relating
    to profits on stock transactions         ---             ---          80,261
                                       ---------      ----------      ---------
     Net cash provided by (used in)
      financing activities             1,561 405      (2,767,333)     10,962,503


Effect of exchange rate changes on
cash and equivalents                    (401,260)         (3,901)      (580,562)
                                       -------- -      ----------      ---------

Increase (decrease) in cash and         314,922        (480,110)      1,295,375
cash equivalents

Cash and cash equivalents at
beginning of year                      2,952,239      3,432,349       2,136,974
                                       ---------      ----------      ---------

Cash and cash equivalents at end of   $3,267,161     $2,952,239      $3,432,349
year
                                       =========      ==========      =========



Supplemental disclosures of cash flow information:
  Non-cash transactions affecting operating,
    investing and financing activities:
     Operating activities:
      Issuance of common stock for
       services                        $     ---      $      ---      $  30,000

                                       =========      ==========      =========

   Financing activities:
     Issuance of common stock for
      acquisition                            ---             ---       2,249,993
     Common stock issued to repay
      shareholders/directors loans           ---      (1,500,000)           ---
     Issuance of notes payable to
      shareholders/directors                 ---             ---       3,000,000
                                       =========      ==========      =========
      Total financing activities      $      ---     $(1,500,000)     $5,249,993
                                       =========      ==========      =========

See Note 3 for information on
non-cash investing and  financing
activities associated with
acquisitions


Interest paid                         $1,120,465     $   933,302      $  322,167
                                       =========      ==========      =========
Income taxes paid, net of refunds     $     ---      $   168,460      $ 816,143

                                       =========      ==========      =========

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

      (f)   Goodwill

            Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 10 - 20 years.

            The Company, at each balance sheet date, evaluates the recoverability of the carrying amount of goodwill if circumstances suggest it has been impaired. If this review indicates that goodwill is not recoverable, as principally determined based on the estimated undiscounted cash flows of the entity which gave rise to the goodwill,over the remaining amortization period, then the Company's carrying value of the goodwill is reduced by the estimated shortfall in cash flows.

            The recoverability of goodwill associated with assets acquired in a purchase business combination is evaluated together with the related asset if circumstances indicate the carrying amount of the asset may not be recoverable. As required under Statement of Financial
            Accounting  Standards  No. 121,  "Accounting  for the  Impairment of
            Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement No. 121), if the assets and goodwill are not recoverable their carrying value is reduced to estimated fair value based, generally, on a discounted cash flow analysis. The initial adoption of Statement No. 121 in 1996 did not have a material impact on the Company's consolidated financial condition or results of operations.

            See Note 15 regarding certain impairment write-downs that were recorded during 1996.

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


      (h)   Foreign Currency Translation

            In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the financial statements of the Company's Latin American subsidiaries are remeasured using the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the year end exchange rate. Non-monetary assets and liabilities, and related income statement amounts are remeasured at historical exchange rates.

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

(3)   Acquisitions

      On October 12, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Georgia Electric Company
      (GEC). As initial consideration, the Company paid $3,000,000 in cash. As subsequent consideration, the Company will issue shares of common stock over the next five years beginning in fiscal 1997, contingent upon the operating performance of GEC and the market value of the Company's stock. Such amounts will be accounted for as purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition.

      The following summarizes the fair values of the assets of GEC acquired and the liabilities of GEC assumed:

              Cash and cash equivalents                       $1,366,619
              Accounts receivable                              4,422,983
              Costs and  profits in excess of  billings on
              uncompleted contracts                               27,645
              Prepaid expenses                                   221,105
              Property and equipment                           2,258,672
              Other assets                                        44,258
              Accounts payable and accrued liabilities        (2,095,942)
              Billings  in excess of costs and  profits on      (529,445)
              uncompleted contracts
              Undistributed  S Corp earnings due to former
                owners                                        (2,715,895)
                                                               ==========
                Net assets                                  $  3,000,000
                                                               ==========

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                                October 31, 1996


      On December 8, 1995, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of H.C. Connell, Inc. ("Connell"). As consideration, the Company paid $500,000 in cash and issued a $1,869,049 promissory note. The acquisition was accounted for using the purchase method of accounting. The results of operations of Connell are included in the consolidated statements of operations since the date of the acquisition.

      The following summarized the fair values of the assets of Connell acquired and the liabilities of Connell assumed:

              Cash and cash equivalents                       $394,351
              Accounts receivable                            1,614,923
              Costs and  profits in excess of  billings
              on uncompleted contracts                          98,071
              Prepaid expenses                                 109,661
              Property and equipment                         1,957,195
              Other assets                                      27,226
              Accounts payable and accrued expenses           (847,928)
              Billings  in excess of costs and  profits on
              uncompleted contracts                             (7,833)
              Borrowings                                      (663,017)
              Other liabilities                               (313,600)
                                                             ==========
                Net assets                                  $2,369,049
                                                             ==========


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

      In June 1994, the Company acquired a 75% interest in a Brazilian telecommunications company for $144,000 plus $356,000 in working capital contributions. The acquisition was accounted for using the purchase method of accounting. Approximately $497,000 in goodwill was recorded and was being amortized over 10 years using the straight-line method. The results of operations are included in the consolidated statements of operations since the date of acquisition.

      During the second quarter of fiscal 1996, the Company identified circumstances which suggested the carrying value of goodwill related to its Brazilian telecommunications company had been impaired. These included continuing losses from operations, consistent failure to meet budgeted operating results despite the Company's attempts to improve performance and the Company's resulting decision during the second quarter of 1996 to substantially curtail its telecommunications maintenance and construction operations. As a result, the Company estimated the expected income to be derived in future periods and the expected undiscounted future cash flows of the Brazilian telecommunications company. The results indicated that goodwill would not be recovered. Accordingly, during the second quarter, the carrying value of goodwill related to this acquisition was reduced from $447,010 to zero. This charge is included in "Charges and transaction/translation losses related to Latin American operations" in the Consolidated Statements of Operations for fiscal year 1996. The acquisition did not have a material impact on 1994 operations.

      Unaudited pro forma financial information for the Company is presented as if the Company's acquisitions of GEC, Connell and TSCI had taken place as of November 1, for each of the respective years.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                October 31, 1996




                                             Years ended October 31,

                                          1996          1995           1994
              Revenues             $75,174,571   $69,833,590    $69,196,722
              Net (loss) income     (1,391,591)     2,332,280      2,197,673
              Net (loss) income           (.17)          .28            .28
               per share


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

 (6)  Uncompleted Contracts

      Uncompleted contracts consist of the following at October 31, 1996:

              Costs incurred on uncompleted contracts    $15,989,067
              Earnings recognized on uncompleted
              contracts                                    2,706,996
                                                          ----------
                 Total                                    18,696,063

              Billings to date                            18,960,518
                                                          ==========
                 Net                                     $   264,455
                                                          ==========

      Included in the accompanying balance sheets under the following headings:

              Costs and profits in excess of billings
              on uncompleted contracts                    $  954,269
              Billings in excess of costs and profits
              on uncompleted contracts                     1,218,724
                                                           =========
                 Net                                      $  264,455
                                                           =========

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                October 31, 1996


(7)   Property and equipment, net

      Property and equipment, net, consists of the following at October 31,


                                                  1996                1995

             Land and buildings              $1,398,884         $1,367,121
             Equipment, furniture and        13,493,828          7,204,304
              fixtures
             Equipment under capital lease      637,407                ---
                                              ---------         ----------
                                             15,530,119          8,571,425
             Less accumulated depreciation   (4,862,762)        (2,451,817)
                                              ---------         ----------
             Property and equipment, net    $10,667,357         $6,119,608

                                             ==========         ==========

      Depreciation and amortization expense relating to property and equipment amounted to $2,410,945, $1,445,380 and $665,357 in 1996, 1995 and 1994,
      respectively.

(8)           Borrowings

      The Company's borrowings consist of the following at October 31, 1996 and 1995:

                                                            1996            1995
         Lines of Credit:

           Bank lines of credit  ($6,600,000
            aggregate maximum limit at October
            31,  1996)  $6,200,000  maturing
            on  February  28,  1997;  $400,000
            maturingon  September   30,   1997,
            interest payable  monthly  at prime
            (8.25%  at October  31,  1996) to prime
            plus 1/2%, secured by substantially
            all  the assets of the Company             $6,126,178     $3,220,000


           Less   effect  of   December  2,  1996      (1,500,000)           ---
             refinancing transaction
                                                        ==========    ==========

                                                       $4,626,178     $3,220,000
                                                        ==========     =========

         Notes Payable to Shareholders/Directors:

           Notes    payable    to    shareholders,
            principal  and  interest due on demand
            at    18%,    unsecured,    personally
            guaranteed  by a  shareholder/director
            of the Company                             $1,307,976     $1,307,976

           Note  payable to a director,  principal
            due on demand,  interest due quarterly
            at  prime   (8.25%  at   October   31,
            1996), unsecured                              250,000        250,000
                                                        ---------       --------

                                                        1,557,976      1,557,976
           Less  effect  of   December   20,  1996
            private placement of preferred stock         (250,000)           ---
                                                        ==========     =========

                                                        1,307,976      1,557,976
                                                        =========      =========

         Long-Term Debt:

           Notes payable to a bank, payable in monthly
            installments  aggregating approximately
            $158,000, interest payable monthly ranging
            from prime(8.25% at October 31, 1996) to
            prime plus1/2%, secured by substantially  all
            the assets of the Company                 $4,061,987             ---

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                October 31, 1996


         (Continued)                                        1996            1995

           Note payable to a bank,  principal  and
            interest  due  December  2,  1996,  at
            prime  (8.25% at  October  31,  1996),
            secured  by   substantially   all  the
            assets of the Company                      1,500,000             ---

           Note   payable   to  the   sellers   of
            Connell,    principle    and   accrued
            interest    due   January   2,   1997,
            interest  at 9%,  secured  by  certain
            accounts  receivable  and all property
            and    equipment    of   Connell   not
            otherwise pledged to a bank                1,869,049             ---

           Mortgage note payable to a bank,  payable
            in monthly  installments of $1,604 plus
            interest at prime (8.25% at   October 31,
            1996) plus1/2%, secured  by land and
            building  with a carrying   value   of
            approximately $425,000 as of October 31,
            1996                                         288,750         308,000

           Notes  payable  to  banks,  payable  in
            monthly  installments of principal and
            interest  ranging  from 8.25% to 14.9%
            at  October  31,   1996,   secured  by
            related equipment                             91,477          92,828

           Notes payable to a bank, payable in
            monthly installments aggregating
            approximately $133,000, interest
            payable monthly ranging from the 30
            day commercial paper rate (5.25% at
            October  31,  1995)  plus 3% to  prime
            (8.75% at October 31,  1995),  secured
            by  certain  investments  and  Company
            common    shares    owned    by    two
            shareholders/directors                           ---       3,618,710

           Term loan  payable  to a bank,  interest
            based on  LIBOR  (5.94%  at  October 31,
            1995) plus 3/4%, secured by certain
            investments    and   Company    common
            shares        owned       by       two
            shareholders/directors                           ---       1,235,831
                                                        ---------     ---------

                                                       7,811,263     5,255,369

           Plus  effect of December 1996
           refinancing and private placement of        1,750,000            ---
           preferred stock

           Capital leases (see Note 14)                                     ---
                                                        554,155
                                                       ---------      ---------

              Total long-term debt                     10,115,418     5,255,369

           Less current portion,  giving effect to
            the  December  1996   refinancing  and
            private placement of preferred stock       (1,965,611)   (2,222,369)
                                                       ==========     ==========

              Long-term debt, excluding current
                portion                               $8,149,807     $ 3,033,000
                                                       =========     ===========

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

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                October 31, 1996


      Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the Preferred Stock) and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Company will recognize the discount attributable to the beneficial conversion privilege of approximately $660,000 by accreting the amount from the date of issuance, December 20, 1996, through the earliest date conversion can occur, May 20, 1997, as an adjustment of net income attributable to common shareholders. This accretion adjustment, which also represents the adjustment needed to accrete to the redemption value of the Preferred Stock, will result in a charge to retained earnings and accompanying credit to the Preferred Stock. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are exercisable after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary date of the private placement. Upon the occurrence of certain events, including failure to effect a timely registration statement related to the conversion features and warrants associated with the preferred stock, the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. Proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of Connell, a $250,000 note payable to a director, and $2,015,895 due the former principals of GEC. The amount due to the former principals of GEC represented undistributed S corporation profits existing at the date of acquisition, and is presented as "Other liabilities" in the accompanying Consolidated Balance Sheet at October 31, 1996.

      The aggregate maturities of long-term debt and capital leases for years subsequent to October 31, 1996, giving effect to the December 1996 refinancing and private placement, are as follows:

                  1997                                $1,965,611
                  1998                                 1,945,387
                  1999                                 1,593,910
                  2000                                 1,372,192
                  2001                                   779,024
                  Thereafter                             340,244
                                                       ---------
                                                       7,996,368
                  Proceeds from the December 20,
                  1996 private placement used to       2,119,050
                  repay debt
                                                       =========
                                                     $10,115,418
                                                       =========

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

(10)  Income Taxes

      An analysis of the components of (loss) income before income taxes and minority interest and the related income tax (benefit) expense is presented below:

                                             1996          1995           1994
                                             ----          ----           ----

                Domestic              $(3,770,323)  $  (817,790)    $ 1,693,176
                Foreign                (3,628,503)      485,708         314,551
                                       ==========     =========      ==========
                                      $(7,398,826)  $  (332,082)    $ 2,007,727
                                       ===========    =========       =========

                Provision for income
                taxes:
                  Federal
                   Current            $       ---     $     ---        $792,440
                   Deferred              (969,353)     (202,074)       (252,402)
                  State
                   Current                    ---           ---         153,142
                   Deferred              (165,934)          ---         (60,796)
                  Foreign
                   Current                    ---        71,236       1,027,689
                   Deferred               244,592      (237,267)     (1,027,689)
                                         ========     =========       ==========
                Provision for income
                 tax (benefit)expense   $(890,695)    $(368,105)      $ 632,384

                                         ========     =========        ========

      Reconciliation   of  the  federal   statutory  income  tax  rate  to  the
      Company's effective income
      tax rate is as follows:

                                            1996          1995            1994
                                            ----          ----            ----


                  (Benefit) tax at
                   federal statutory
                   rate                      (34)%         (34)%           34%
                  State income tax,net        (4)          ---              4
                  Non-deductible               2            35              2
                  goodwill
                  Reduction in
                  valuation allowance         (1)           (7)           ---
                  Reduction in
                   (benefit) tax
                   provided on
                   foreign operations         22           (92)           ---
                  Other                        3           (13)           ---
                                           ========     =========     ========
                  Effective income           (12)%        (111)%         40%
                  tax rate                 ========     =========     ========


                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                October 31, 1996.


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                                    1996           1995
                                                    ----           ----

                Deferred tax assets:
                  Unrealized loss on            $ 18,388       $ 18,063
                  investments
                  Reserve for bad debts          295,804        148,382
                  Net operating loss carry     1,452,313        460,270
                  forward
                  Foreign tax credit                 ---        423,914
                  carryforwards
                  Other
                                                  55,281         10,297
                                                 --------       --------
                                                 1,821,786     1,060,926
                   Less valuation allowance            ---       (44,989)
                                                  --------       --------
                                                 1,821,786     1,015,937
                Deferred tax liabilities:
                  Plant, property and equipment   (645,946)     (195,939)
                  Investment in foreign
                  subsidiaries                         ---      (329,580)
                  Other                                ---        (6,800)
                                                  --------       --------
                                                  (645,946)     (532,319)
                                                  --------       --------

                   Net deferred tax asset       $1,175,840     $483,618
                                                 ========       ========

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

          Industry Segments                   1996         1995          1994
                                              ----         ----          ----
          Revenues:
            Traffic management
            operations                   $ 22,661,644  $22,872,331   $9,750,546
            Telecommunication network
            services                       26,244,526   12,535,250   16,033,604
                                           ----------   ----------   -----------
             Total                       $ 48,906,170  $35,407,581  $25,784,150
                                           ==========   ==========   ==========

          (Loss) income from operations:
            Traffic management
             operations                  $ (3,454,076)  $  286,149  $    531,401
            Telecommunication network      (2,832,440)     (72,518)    1,455,191
             services                      -----------   ----------    ---------

             Total                       $ (6,286,516)  $  213,631  $  1,986,592
                                           ==========    =========     =========
          Identifiable Assets:
           Traffic management
            operations                   $ 25,099,066   $21,701,922 $20,480,935
            Telecommunication network      13,819,765    10,780,294  16,122,137
            services                       ----------   -----------  ----------

               Total                     $ 38,918,831   $32,482,216 $36,603,072
                                           =========     =========   ==========

          Capital Expenditures:
            Traffic management            $ 1,275,451      353,148       160,000
              operations
            Telecommunication network
            services                       2,216,097    1,897,756      1,675,377
                                           ========     ========       =========
             Total                        $3,491,548   $2,250,904    $ 1,835,377
                                           ========     ========       =========

          Depreciation and amortization:
            Traffic management
             operations                   $1,228,647   $  996,249    $   218,550
            Telecommunication network
            services                       1,521,157      917,815        635,701
                                           ---------     ---------     ---------
             Total                        $2,749,804   $1,914,064   $    854,251
                                           ========     ========       =========


          Geographic areas

          Revenues:
            United States                $45,160,312   $32,179,831  $12,001,164
            Latin America                  3,745,858     3,227,750   13,782,986
                                           ---------     --------     --------
             Total                       $48,906,170   $35,407,581  $25,784,150
                                          ==========    ==========   ==========

          (Loss) income from operations:
            United States                $(2,072,678)   $  364,264     (901,660)
            Latin America                 (4,213,838)     (150,633)    2,888,252
                                           ---------      --------     --------
             Total                       $(6,286,516)     $213,631    $1,986,592


          Identifiable assets:
            United States                $36,409,993   $26,955,667  $28,847,774
            Latin America                  2,508,838     5,526,549    7,755,898
                                          ----------    ----------   ----------
              Total                       $38,918,831   $32,482,216  $36,603,672
                                          =========     ===========   ==========

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                October 31, 1996.


(13)  Quarterly Financial Data (Unaudited)

      (Dollars in thousands, except per share amounts)

                                First    Second     Third    Fourth
                               Quarter   Quarter   Quarter   Quarter
                               -------   -------   -------   -------

           1996
           Revenues           $11,578   $12,592   $11,860   $12,876
           Operating (loss)
           income              (1,036)   (2,095)      199    (3,355)
           Net (loss) income     (533)   (2,562)      137    (2,952)
           (Loss) income per
           share              $  (.06)  $  (.31)  $   .02   $  (.35)


           1995
           Revenues           $ 7,625   $ 8,234   $ 9,014   $10,535
           Operating (loss)
           income                (793)      139       231       637
           Net (loss) income     (842)       68       160       333
           (Loss) income  per
           share              $  (.10)  $   .01   $   .02   $   .04


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

            Future minimum lease payments required under operating and capital leases with initial terms in excess of one year are as follows:

                                                 Capital        Operating
                     Years Ending October 31,     Leases        Leases
                                                 ---------      --------

                     1997                       $ 155,825      $361,370
                     1998                         155,825       273,303
                     1999                         155,825        83,903
                     2000                         155,825        45,103
                     2001                          38,937         1,800
                                                 ---------       -------

                     Total minimum lease
                      payments                    662,237       765,479
                                                                ========
                     Less amount representing
                      interest                    108,082

                     Present value of net
                      minimum lease payments      554,155

                     Less current installments
                      of obligations under
                      capital leases              113,059
                                                 ---------
                     Obligations under capital
                      leases, excluding
                      current installments       $441,096
                                                 =========

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


            (b)   Litigation

            The Company is involved in various claims and legal actions arising in the ordinary course of business including claims relating to notes payable to the former owners of TSCI. These notes payable and related accrued interest totaling approximately $1,308,000 and
            $235,000,   respectively,   are   classified   as   current  in  the
            accompanying balance sheets. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


(15)  Latin American Operations

      Revenues, costs and expenses and net (loss) income from Latin American operations for the years ended October 31, 1996, 1995 and 1994 are as follows:

                                            Years ended October 31,

                                          1996        1995             1994
                                        ------       ------           ------

               Revenues             $3,745,858   $3,227,750      $13,782,986
               Costs and expenses    7,374,361    3,282,585       10,036,408
               Net (loss) income    (3,628,503)     (54,835)       3,746,578


      The net loss for fiscal year 1996 includes charges relating to the write-off of certain goodwill related to Latin American operations, foreign currency losses as a result of the devaluation of the Venezuelan Bolivar and provisions for the write-down of certain investments, accounts receivable and deferred tax assets. Such amounts approximate $921,000, $1,180,000 and $353,000, respectively. Additionally, during the year ended October 31, 1996, the Company's Latin American operations supported approximately $1.1 million of marketing expenses related to a proprietary product.

      During the second quarter of fiscal 1996, the Company identified circumstances which suggested the carrying value of goodwill related to its Brazilian subsidiary and master contracts of its Venezuelan subsidiaries had been impaired. These included continuing losses from operations, consistent failure to meet budgeted operating results despite the Company's attempts to improve performance, the determination that certain revenue producing contracts would not be renewed in the forseeable future and the Company's resulting decision during the second quarter of 1996 to substantially curtail its telecommunications maintenance and construction operations in Latin America. As a result, the Company estimated the expected income to be derived in future periods and the expected undiscounted future cash flows of its Latin American operations. The results indicated that the goodwill and master contracts would not be recovered. Accordingly, during the second quarter of 1996, the carrying value of these assets was reduced from approximately $921,000 to zero. This charge is included in "Charges and transaction/translation losses related to Latin American operations" in the Consolidated Statements of Operations for fiscal year 1996.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                October 31, 1996


      Effective August 1, 1995, the Company reached an agreement with the minority shareholders of its Venezuelan subsidiaries to compensate them for assuming executive management and day-to-day responsibilities for the Company's Venezuelan operations by increasing their proportionate share of earnings and losses from 20% to 50%. The Company made this change as a result of a demand by the minority partners for such an agreement. Management believes such a change is necessary in that the minority partners are Venezuelan nationals who reside in Venezuela and maintain relationships with the customer and the workforce and are essential to the future viability of the Company's Venezuelan operations. The agreement did not change the Company's share of ownership and voting control in its Venezuelan subsidiaries which remains at 80%.

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

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                                   SCHEDULE II


                        Valuation and Qualifying Accounts

                  Years ended October 31, 1996, 1995 and 1994


                         Balance                  Charged                Balance
                            at                      to                      at
                         beginning   Acquisitions costs      Deductions  end of
                         of                       and                    period
                         period                   expenses
                         ---------   ---------    --------    --------  --------

Allowance for doubtful
  accounts:
October 31, 1996        $  535,914  $   2,882    $746,283   $ 456,893 $  828,186
October 31, 1995        $1,278,933  $     ---    $ 86,593   $ 829,612 $  535,914
October 31, 1994        $  32,894   $ 233,837    $1,012,202 $     --- $1,278,933

