Form 10-Q
period 1997-04-30
ABLE TELCOM HOLDING CORP
filed 1997-06-20
CIK 826411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      AND EXCHANGE  ACT OF 1934.  For the quarterly  period ended April 30, 1997

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934.
      For the transition period from  ______________ to _____________.

Commission File Number: 0-21986


                             ABLE TELCOM HOLDING CORP.
                ----------------------------------------------------
               (exact name of registrant as specified in its charter)



                 Florida                                   65-0013218
--------------------------------------               --------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                  Identification No.)



      1601 Forum Place, Suite 1110,
         West Palm Beach, Florida                            33401
---------------------------------------               -------------------
(Address of principal executive offices)                   (Zip code)

                                   (561) 688-0400
                ----------------------------------------------------
                (Registrant's telephone number, including area code)


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

      As of June 16, 1997, there were 8,313,701 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                             ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES



                                       INDEX
                              ----------------------


                         PART I - FINANCIAL INFORMATION


                                                                     Page Number
                                                                     -----------

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets -
                          April 30, 1997 and October 31, 1996             3

                      Condensed Consolidated Statements of
                          Operations-Three months and six months
                          ended April 30, 1997 and 1996                   5

                      Condensed Consolidated Statements of Cash
                          Flows-Three months and six months ended
                          April 30, 1997 and 1996                         6

                      Notes to Condensed Consolidated Financial
                          Statements April 30, 1997                       7

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10


                            PART II - OTHER INFORMATION

Items 1 through 5 - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K                              12

          Signatures                                                    13


                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheets



                                                   April 30,    October 31,
                                                     1997          1996
                                                --------------  ------------
                                                 (unaudited)      (Note)

Assets

Current assets:
  Cash and cash equivalents                       $6,311,297       $3,267,161
  Investments                                            ---          571,010
  Accounts receivable, net                        11,967,630       13,617,792
  Inventories                                      1,088,867        1,374,698
  Costs and profits in excess of
    billings on uncompleted contracts              1,515,400          954,269
  Prepaid expenses and other                         974,734          757,883
  Deferred income taxes                               41,249          905,898
                                                 -----------       -----------

   Total current assets                           21,899,177       21,448,711

Property and equipment, net                       13,531,932       10,667,357

Other assets:
  Deferred income taxes                              269,942          269,942
  Goodwill, net                                    7,219,204        5,919,880
  Other                                              847,409          612,941
                                                 -----------       ----------

   Total other assets                              8,336,555        6,802,763







                                                   ----------      ----------
   Total assets                                   $43,767,664     $38,918,831
                                                   ==========      ==========








Note: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                             ABLE TELCOM HOLDING CORP.
                                 AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets (Continued)



                                                  April 30,       October 31,
                                                    1997            1996
                                                --------------   ------------
                                                 (unaudited)        (Note)
Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt               $2,771,026      $1,965,611
  Notes payable - shareholders                     1,605,309       1,307,976
  Lines of credit                                  6,038,437       4,626,178
  Accounts payable and accrued liabilities         6,535,291       8,036,142
  Billings in excess of costs and profits
    on uncompleted contracts                         377,456       1,218,724
                                                   ---------       ---------

   Total current liabilities                      17,327,519      17,154,631


Long-term debt, excluding current portion          7,244,434       8,149,807
Other liabilities                                       ---        2,015,895
                                                   ---------       ---------

   Total liabilities                              24,571,953      27,320,333


Contingencies                                                            ---

Convertible,  redeemable  preferred  stock,  $.10
par value, authorized 1,000,000 shares;
1,000 shares issued and  outstanding  in            6,572,600             ---
1997

Shareholders' equity:
  Common  stock,  $.001  par  value,   authorized
   25,000,000  shares;  8,313,701  and  8,203,212
   shares  issued  and  outstanding  in 1997  and
   1996, respectively                                   8,313           8,203
  Additional paid-in capital                       13,129,183      12,833,286
  Unrealized loss on investments, net of tax              ---         (53,990)
  Accumulated deficit                                (514,385)     (1,189,001)
                                                   -----------     -----------

   Total shareholders' equity                      12,623,111      11,598,498
                                                   ----------      ----------

   Total liabilities and shareholders' equity     $43,767,664     $38,918,831
                                                   ==========      ==========





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

                             ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations
                                    (unaudited)



                               For the three months        For the six months
                                  ended April 30,            ended April 30,
                            -----------------------      -----------------------
                               1997          1996          1997         1996
                               ----          ----          ----         ----
Revenues                     $20,871,009  $12,592,295   $39,197,148  $24,170,670
                              ----------    ----------   ----------   ----------
Costs and expenses:
  Costs of revenues           15,759,382    9,706,294    30,034,344   19,133,118
  General and
    administrative             2,313,167    1,671,556     4,223,277    3,122,512
  Depreciation and
    amortization               1,040,406      539,396     2,039,373    1,102,754
  Charges and  transaction/
    translation losses related
    to Latin American
    operations                       ---    3,404,750           ---    4,158,446
                              ----------    ----------    ----------   ---------

   Total costs and expenses   19,112,955   15,321,996    36,296,994   27,516,830
                              ----------   ----------    ----------   ----------

Income (loss) from             1,758,054   (2,729,701)    2,900,154  (3,346,160)
operations                    ----------    ----------    ----------  ----------

Other expense (income):
  Interest expense               408,431      297,213       788,333      534,917
  Interest and dividend income  (129,366)     (63,076)     (225,875)   (136,876)
  Other expenses                     ---          ---         8,789          ---
                              ----------   ----------     ----------    --------

   Total other expense (income)  279,065      234,137       571,247      398,041
                               ---------   ----------    ----------   ----------

Income (loss) before income taxes
 and minority interest         1,478,989   (2,963,838)    2,328,907  (3,744,201)

   Income tax expense (benefit)  539,531      233,610       884,210      234,000
                              ----------    ----------    ----------  ----------

Income (loss) before minority    939,458   (3,197,448)    1,444,697  (3,978,201)
interest

Minority interest                 87,480     (635,087)       87,480      882,447
                              ----------    ----------   ----------   ----------

Net income (loss)                851,978   (2,562,361)    1,357,217  (3,095,754)

  Preferred stock dividends       75,000          ---       110,000          ---
  Discount attributable to
   beneficial conversion
   privilege of preferred
   stock                         439,600          ---       572,600          ---
                               ----------    ----------  ----------   ----------

Income (loss) applicable to
   common stock               $  337,378  $(2,562,361)   $  674,617 $(3,095,754)
                               ==========  ==========    ==========   ==========

Income (loss) per common
   share:                     $      .04  $    (.31)     $      .08   $    (.37)
                                ========== ==========    ==========   ==========

Weighted average common shares
  and common stock equivalents
  outstanding                   8,578,952   8,355,835     8,534,473    8,356,273
                               ==========  ==========    ==========   ==========



See accompanying notes to condensed consolidated financial statements.

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                  Condensed Consolidated Statements of Cash Flows
                                    (unaudited)



                                                    For the six months ended
                                                            April 30,
                                                   ----------------------------

                                                        1997            1996
                                                        ----            ----

Cash from operations                                $ 3,121,832      $ 815,387


Investing Activities:
  Purchase of property and equipment                 (1,978,946)    (1,078,755)
  Cash acquired in acquisitions                         403,617        400,000
  Cash paid in acquisitions                          (3,000,000)    (2,716,691)
    Sale of Investments                                 625,000            ---
                                                     -----------     ----------
       Net cash used by investing activities         (3,950,329)     (3,395,446)
                                                     -----------     ----------

Financing Activities:
  Net (payments) borrowings under lines of credit       (87,741)       445,000
  Payments on long-term debt                         (6,715,354)      (459,260)
  Proceeds from debt to finance acquisitions          3,000,000      1,715,074
  Proceeds from long-term debt                        2,424,060         48,810
  Net proceeds from preferred stock offering          5,664,148            ---
  (Repayments) proceeds from notes payable -           (250,000)       250,000
  shareholders
  Dividends Paid                                        (75,000)           ---
  Distributions to minority interests                   (87,480)      (172,868)
                                                       ---------      ---------
       Net cash provided by financing activities      3,872,633      1,826,756
                                                       ---------     ----------

  Effect of exchange rate changes on cash and               ---       (113,759)
  equivalents                                          ---------     ----------

Increase (decrease) in cash and cash equivalents     $ 3,044,136     $(867,062)
                                                       =========     ==========







See accompanying notes to condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                Notes to Condensed Consolidated Financial Statements

                                 April 30, 1997


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

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the year ended October 31, 1996. Operating results for the three and six months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997.

      It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

      Certain items in the condensed consolidated financial statements for the interim periods ended April 30, 1996 have been reclassified to conform with the current presentation.

2.    Acquisition

      On December 2, 1996, the Company, through a wholly owned subsidiary, acquired all the outstanding common stock of Dial Communications, Inc. ("Dial"). As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock and issued an $892,000 promissory note. The acquisition was accounted for using the purchase method of accounting and approximately $1,500,000 of goodwill was recorded which will be amortized over 20 years. The results of operations of Dial have been included since the date of acquisition. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 Term Loan from a bank with interest at prime (8.50% at April 30, 1997) plus 1/2 % due March 31, 1998. Management is currently negotiating with the bank on restructuring the existing term loan credit facility to refinance the $1,900,000 term loan used in the acquisition and expand the facility.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


          Notes to Condensed Consolidated Financial Statements (Continued)

                                 April 30, 1997


      The pro forma unaudited results of operations for the three months ended April 30, 1997 and 1996, assuming consummation of the purchase at the beginning of the respective periods, are as follows:

                               For the three months        For the six months
                                  ended April 30,            ended April 30,
                              ----------------------       ---------------------

                                 1997          1996        1997        1996
                                 ----          ----        ----        ----

      Revenues              $20,871,009  $14,699,055   $40,034,667  $28,317,175
      Net income (loss)     $   851,978  $(2,395,159)  $ 1,380,380  $(2,923,189)
      Net income (loss) per
        common share and
        equivalent share    $      0.09  $     (0.28)  $      0.15  $     (0.35)



      The unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition been consummated at the date assumed.

3.    Borrowings

      Effective December 2, 1996 the Company entered into a $3,000,000 Term Loan Credit Facility (the "Term Loan") with a bank. The Term Loan is collateralized by all real and personal property of Georgia Electric Company ("GEC") which was acquired on October 12, 1996. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime (8.50% at April 30, 1997). Additionally, excess cash flow of GEC, as defined, is to be paid to the bank. The Term Loan contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, working capital and debt service amounts. Proceeds from the Term Loan were used to repay $3,000,000 of borrowings from a bank outstanding at October 31, 1996 which consisted of a $1,500,000 bank line of credit and a $1,500,000 note payable that was due on December 2, 1996.

      See Note 2 "Acquisition" for additional debt incurred in connection with an acquisition on December 2, 1996.

4.    Preferred Stock

      Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Company is recognizing the discount attributable to the beneficial conversion privilege of

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


      Notes to Condensed Consolidated Financial Statements (Continued)

                                 April 30, 1997


      approximately $660,000 by accreting the amount from the date of issuance through May 20, 1997 as an adjustment of net income attributable to common shareholders (see Note 5.) Such adjustment totaled $439,600 for the quarter ended April 30, 1997. This accretion adjustment, which also represents the amount needed to accrete to the redemption value of the Preferred Stock for the period ended April 30, 1997, was recorded as a charge to accumulated deficit and accompanying credit to the Preferred Stock. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are exercisable after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary date of the private placement. Upon the occurrence of certain events the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends, plus an amount determined by formula. Proceeds from the private placement were used to repay certain debt outstanding at October 31, 1996, including a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell") acquired by the Company on December 8, 1995, a $250,000 note payable to a director, and $2,015,895 due the former principals of GEC. The amount due to the former principals of GEC represented undistributed S corporation profits existing at the date of acquisition, and is presented as "Other liabilities" in the accompanying consolidated balance sheet at October 31, 1996.

5.    Earnings Per Share

      Fully diluted earnings per share data, which includes the assumed conversion of the convertible preferred stock, has not been presented because it was not dilutive. Earnings attributable to common stock reflects adjustments for cumulative preferred dividends and imbedded dividends arising from discounted conversion terms on the Series A Convertible Preferred Stock (see Note 4).

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

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended April 30, 1997 and 1996. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets and profitability.

Results of Operations
----------------------

     The following table sets forth, for the periods indicated, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues.

                              For the three months          For the six months
                                 ended April 30,              ended April 30,
                            -------------------------     ----------------------

                                 1997          1996          1997         1996
                                 ----          ----          ----         ----
      Revenues                 100.00%       100.00%        100.00%     100.00%
                               -------      --------        -------     -------

      Cost of revenues          75.51%        77.08%         76.62%      79.16%
      General and               11.08%        13.28%         10.77%      12.92%
      administrative
      Depreciation and           4.98%         4.28%          5.20%       4.56%
      amortization
      Charges and
      transaction/translation
          losses relating to      ---         27.04%           ---       17.20%
      Latin American
          operations
      Income (loss) from         8.43%       (21.68%)         7.41%     (13.84%)
      operations
      Interest expense and       1.34%         1.86%          1.46%       1.65%
      other
      Net income (loss)          4.08%       (20.35%)         3.46%     (12.81%)

     The Company reported net income for the quarter ended April 30, 1997, before a one time charge, of $776,978 or $.09 a share compared to a net loss of ($2,562,361) or ($.31) per share for the same period in 1996. Net income for the six months ended April 30, 1997, before a one time charge, was $1,247,217 or $.15 per share compared to a net loss of ($3,096,000) or ($.37) per share for the same period in 1996. These amounts are after a deduction for Preferred Stock dividends of $75,000 and $110,000 for the three and six months ended April 30, 1997. Net income was further reduced by the previously reported one time non-cash charge for the discounted conversion on its convertible Preferred Stock issued in December of 1996. This charge totaled $439,600 for the three months and $572,600 six months ended April 30, 1997. This increase in net income is primarily due to the fact that no special charges relating to the Latin American operations were required during the quarter and six months period ended April 30, 1997. For the same periods in 1996, the Company incurred charges of $3,404,750 and $4,158,446 relating to Latin American operations. The assimilation of the Georgia Electric Company ("GEC") and Dial Communications, Inc. ("Dial ") acquisitions as well as the continued improvement in margins within the Traffic Management Group contributed to the improved performance.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


     Revenues for the quarter ended April 30, 1997 increased $8,278,714 to $20,871,009 compared to revenues of $12,592,295 for the same period in 1996. Revenues for the six month period ended April 30, 1997 increased by $15,026,478 to $39,197,148 from $24,170,670 for the same six month period of the prior year. The acquisition of GEC in October of 1996 and Dial in December of 1996 accounted for approximately $7,300,000 of the revenue increase for the second quarter of 1997 and approximately $14,000,000 of the increase for the six month period ended April 30, 1997. The remaining increases in revenue for the quarter and six months period were generated from increased demand for services from the other subsidiaries.

     Cost of Revenues improved during the second quarter to 75.51% of revenues from 77.08% of revenues for the same period in 1996. For the six months ended April 30, 1997, cost of revenues were 76.62% compared to 79.16% for the first six months of 1996. This is primarily a reflection of the improved labor productivity and cost cutting measures within the Traffic Management Group and the assimilation of GEC and Dial acquisitions.

     General and administrative expense during the quarter ended April 30, increased $641,611 from $1,671,556 in 1996 to $2,313,167 in 1997. For the six months ended April 30, the expenses increase $1,100,765 from $3,122,512 in 1996 to $4,223,277 in 1997. Approximately $540,000 of the increase for the quarter and $980,000 of the increase for the six month period result from the acquisition of GEC and Dial. These expense totals represent a significant decline as a percentage of revenues from prior years as result of the Company's efforts to enhance financial controls and the implementation of a cost containment program.

     The increase in interest expense during the quarter and six month period ending April 30, 1997 reflects the recent addition of acquisition-related debt and the financing of equipment purchases as well as the payment of debt with the proceeds from the Preferred stock issue.

     Depreciation and amortization expense increased $501,010 and $936,619 for the quarter and six month period ended April 30, 1997 from the corresponding periods in 1996. The GEC and Dial acquisitions represent approximately $384,000 and $649,000 of the total increase for the quarter and six month period respectively. The remaining increase resulted from the continuing improvement and updating of the Company's equipment.

     The foreign currency translation and transaction losses improved during the second quarter of 1997. The stabilization of the Venezuelan bolivar resulted in a decrease in foreign currency losses of $479,895 and $1,009,792 for the quarter and six month period ended April 30, 1997 as compared to the same periods for 1996.

     Income tax expense (benefit) for the quarter and six month period ended April 30, 1997 and 1996 differ from the amounts that would result from applying federal and state statutory tax rates to pre tax income (loss) primarily due to non deductible goodwill, losses from foreign operations and the reversal of other deferred tax items from prior years.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $6,311,292 at April 30, 1997 compared to $3,267,161 at October 31, 1996. Cash was impacted during the first six months of 1997 was primarily the result of private placement of preferred stock.

     On December 2, 1996 the Company entered into a $3,000,000 Term Loan (the "Term Loan") with a bank in connection with refinancing the acquisition of GEC on October 12, 1996. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime (8.50% at April 30, 1997). Excess cash flow of GEC, as defined, is to be paid to the Bank. The Term Loan contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, working capital and debt service amounts. The Term Loan is collateralized by all real and personal property of GEC. Proceeds from the Term Loan were partially used to repay a $1,500,000 note payable to a bank, outstanding at October 31, 1996 and due on December 2, 1996. The remaining proceeds were used to repay the Company's lines of credit.

     Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the Preferred Stock) and warrants to purchase 200,000 shares of the Company's common stock. Gross proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. In addition, the accumulated deficit and earnings attributable to common stock reflects adjustments for cumulative preferred dividends and imbedded dividends arising from discounted conversion terms on the preferred stock. The warrants are exercisable at $9.82 per share after one year provided that the Preferred Stock is not converted to common stock prior to the first anniversary of the private placement. Upon the occurrence of certain events the Company may be required to redeem the preferred stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. The proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of H.C. Connell, Inc., a $250,000 note payable to a director in connection with the acquisition of Connell, and $2,015,895 due the former principals of GEC by GEC at the date of acquisition, all of which were outstanding at October 31, 1996.

     In addition, on December 2, 1996, the Company acquired all the outstanding common stock of Dial. As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at prime (8.50% at April 30, 1997) plus 1/2%. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 Term Loan from a bank with interest at prime (8.50% at April 30, 1997) plus 1/2%. The principal balance of this note, plus accrued interest, is due March 31, 1998. Management is currently negotiating with the tank to restructure the existing term loan credit facility to refinance the $1,900,000 term loan used in the acquisition and expand the facility.

      The Company expects that available cash will be sufficient to meet normal operating requirements over the near term.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES




Part II - Other Information

Items 1-5.    Not applicable

Item 6.       Exhibits and Reports on Form 8-K

              a)  Exhibits - None

              b)  Reports on Form 8-K


      On February 11, 1997, the Company filed an amended Current Report on Form 8-K to include the financial statements of Dial Communications, Inc. pursuant to Regulation S-X.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES




                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Able Telcom Holding Corp.
                                  (Registrant)



      By:   /s/ Gerry W. Hall                                      June 20, 1997
            -----------------------
                Gerry W. Hall
                President and CEO