Form 10-Q
period 1997-07-31
ABLE TELCOM HOLDING CORP
filed 1997-09-15
CIK 826411

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934.
         For the quarterly period ended July 31, 1997.

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

             YES  X                       NO__

      As of September 2, 1997, there were 8,370,862 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES



                                 INDEX


                     PART I - FINANCIAL INFORMATION

                                                             Page Number
Item 1.     Condensed Consolidated Financial Statements
            (Unaudited)

                   Condensed Consolidated Balance Sheets -
                         July 31, 1997 and October 31, 1996      3

                   Condensed Consolidated Statements of
                   Operations -                                  5
                         Three months and nine months
                   ended July 31, 1997
                          and 1996

                   Condensed Consolidated Statements of
                   Cash Flows -                                  6
                         Three months and nine months
                   ended July 31, 1997
                          and 1996

                   Notes to Condensed Consolidated
                   Financial Statements -                        7
                        July  31, 1997

Item 2.     Management's Discussion and Analysis of
            Financial Condition and                             11
                 Results of Operations

                      PART II - OTHER INFORMATION

Items 1 through 5 - Not Applicable

Item 6.     Exhibits and Reports on Form 8-K                    15

Signatures                                                      16

                 Condensed Consolidated Balance Sheets



                                           July 31,     October 31,
                                             1997          1996
                                           ----------   ----------
                                          (unaudited)    (Note)

Assets

Current assets:
  Cash and cash equivalents                $6,381,668   $3,267,161
  Investments                                     ---      571,010
  Accounts receivable, net                 13,393,442   13,617,792
  Inventories                               1,308,824    1,374,698
  Costs and  profits in excess of billings
   on uncompleted contracts                 1,703,337      954,269
  Prepaid expenses and other                  951,381      757,883
  Deferred income taxes                           ---      905,898
                                           ----------   ----------

   Total current assets                    23,738,652   21,448,711

Property and equipment, net                13,696,377   10,667,357

Other assets:
  Deferred income taxes                       344,969      269,942
  Goodwill, net                             7,115,742    5,919,880
  Other                                       915,667      612,941
                                           ----------   ----------

   Total other assets                       8,376,378    6,802,763







                                           ----------   ----------
   Total assets                           $45,811,407  $38,918,831
                                           ==========   ==========


















Note: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.



                                             July 31,     October 31,
                                               1997          1996
                                             ----------    ----------
                                            (unaudited)    (Note)

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt         $ 3,275,886   $ 1,965,611
  Notes payable - shareholders                1,397,333     1,307,976
  Lines of credit                             5,104,348     4,626,178
  Accounts payable and accrued liabilities    6,747,772     8,036,142
  Billings  in excess of costs and profits      500,186     1,218,724
   on uncompleted contracts
                                             ----------    ----------

   Total current liabilities                 17,025,525    17,154,631

Long-term debt, excluding current portion     8,413,643     8,149,807
Other liabilities                                   ---     2,015,895
                                             ----------    ----------

   Total liabilities                         25,439,168    27,320,333

Minority Interest                                56,103

Contingencies                                       ---           ---

Convertible,  redeemable  preferred stock,
 $.10 par value, authorized 1,000,000
 shares;  995 shares issued and outstanding
 in 1997                                      6,938,831           ---

Shareholders' equity:
  Common    stock,    $.001   par   value,
   authorized      25,000,000      shares;
   8,337,201 and  8,203,212  shares issued
   and   outstanding  in  1997  and  1996,
   respectively                                   8,337         8,203
  Additional paid-in capital                 13,392,007    12,833,286
  Unrealized loss on investments,  net  of
   tax                                              ---       (53,990)
  Accumulated deficit                           (23,039)   (1,189,001)
                                             ----------    ----------

   Total shareholders' equity                13,377,305    11,598,498
                                             ----------    ----------

   Total   liabilities  and  shareholders'
    equity                                  $45,811,407   $38,918,831
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

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

            Condensed Consolidated Statements of Operations
                              (unaudited)



                               For the three               For the nine
                            months ended July 31,      months ended July 31,
                         --------------------------  --------------------------

                           1997          1996          1997          1996

Revenues                 $21,984,127   $11,860,240    $61,181,275  $36,030,910
                         -----------   -----------    -----------  -----------
Costs and expenses:
  Costs of revenues       17,605,842     9,152,667     47,640,186   28,285,785
  General and
   administrative          2,143,050     1,744,143      6,366,327    4,866,655
  Depreciation and
   amortization            1,197,826       644,157      3,237,199    1,746,911
  Charges and
   transaction/
   translation losses
   related to Latin
   American operations        12,587        18,869         12,587    3,941,641
                         -----------   -----------    -----------  -----------

   Total costs and
    expenses              20,959,305    11,559,836     57,256,299   38,840,992
                         -----------   -----------    -----------  -----------

Income (loss) from
 operations                 1,024,822       300,404      3,924,976   (2,810,082)
                         -----------   -----------    -----------  -----------

Other expense (income):
  Interest expense           380,566       293,583      1,168,899      828,500
  Interest and dividend
   income                   (136,124)      (44,222)      (362,009)    (181,098)
  Other                     (161,087)          ---       (152,288)         ---
                         -----------   -----------    -----------  -----------

   Total other expense
    (income)                  83,355       249,361        654,602      647,402
                         -----------   -----------    -----------  -----------

Income (loss) before
 income taxes and
 minority interest           941,467        51,043      3,270,374   (3,457,484)

   Income tax expense
    (benefit)                (33,778)     (187,262)       850,432      282,412
                         -----------   -----------    -----------  -----------

Income (loss) before
 minority interest           975,245       238,305      2,419,942   (3,739,896)

Minority interest             42,668       101,039        130,148     (781,408)
                         -----------   -----------    -----------  -----------

Net income (loss)            932,577       137,266      2,289,794   (2,958,488)

  Preferred stock
   dividends                  75,000           ---        185,000          ---
  Discount attributable
   to beneficial
   conversion privilege
   of preferred stock        366,231           ---        938,831          ---
                         -----------   -----------    -----------  -----------

Income (loss)
 applicable to
 common stock            $   491,346   $   137,266    $ 1,165,963  $(2,958,488)
                         ===========   ===========    ===========  ===========

Income (loss) per
 common share:           $       .06   $       .02    $       .14  $      (.35)
                         ===========   ===========    ===========  ===========

Weighted average common
 shares and common
 stock equivalents
 outstanding                8,559,306     8,362,305     8,531,490     8,355,804
                          ===========   ===========    ===========  ===========










See accompanying notes to condensed consolidated financial statements.

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows
                              (unaudited)



                                              For the nine months
                                                ended July 31,
                                           --------------------------

                                                1997         1996

Cash from operations                       $ 3,761,221   $   466,623


Investing Activities:
  Purchase of property and equipment        (2,375,226)   (1,869,104
  Cash acquired in acquisitions                403,617           ---
  Cash paid in acquisitions                 (3,000,000)          ---
  Sale of Investments                          625,000           ---
                                           -----------   -----------
    Net cash used by investing
     activities                             (4,346,609)   (1,869,104)
                                           -----------   -----------

Financing Activities:
  Net (payments) borrowings under lines
   of credit                                   126,178       445,000
  Payments on long-term debt                (7,652,471)     (809,945)
  Proceeds from debt to finance
   acquisitions                              3,000,000           ---
  Proceeds from long-term debt               3,131,459       105,000
  Net proceeds from preferred stock
  offering                                   5,664,148           ---
  (Repayments) proceeds from notes payable
   - shareholders                             (250,000)          ---
  Proceeds from the exercise of stock
   options                                      21,312           ---
  Dividends Paid                              (150,000)          ---
  Distributions to minority interests         (190,731)      (26,547)
                                           -----------   -----------
    Net cash provided by financing
     activities                              3,699,895      (286,492)
                                           -----------   -----------

Effect of exchange rate changes on cash
 and equivalents                                   ---       (33,148)
                                           -----------   -----------

Increase (decrease) in cash and cash
 equivalents                               $ 3,114,507   $(1,722,121)
                                           ===========   ============
























See accompanying notes to condensed consolidated financial statements.

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

          Notes to Condensed Consolidated Financial Statements

                             July 31, 1997

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included. Such adjustments consist of normal recurring accruals and those adjustments recorded to reflect the impact of currency devaluations on the Company's operations in Venezuela during fiscal years 1997 and 1996.

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the year ended October 31, 1996. Operating results for the three and nine months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997.

      It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

      Certain items in the condensed  consolidated  financial statements
      for  the   interim   periods   ended  July  31,   1996  have  been
      reclassified to conform with the current presentation.

2.    Acquisition

      On December 2, 1996, the Company, through a wholly owned subsidiary, acquired all the outstanding common stock of Dial Communications, Inc. ("Dial"). As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock and issued an $892,000 promissory note. The acquisition was accounted for using the purchase method of accounting and approximately $1,500,000 of goodwill was recorded which will be amortized over 20 years. The results of operations of Dial have been included since the date of acquisition. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 Term Loan from a bank. On July 15, 1997 this initial debt was repaid with a $2,982,000 Term Note. See Note 3.

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

    Notes to Condensed Consolidated Financial Statements (Continued)

                             July 31, 1997

      The pro forma unaudited results of operations for the three and nine months ended July 31, 1997 and 1996, assuming consummation of the purchase at the beginning of the respective periods, are as follows:

                              For the three           For the nine months
                            months ended July 31,         ended July 31,
                           ---------------------     ---------------------

                              1997         1996         1997         1996

      Revenues             $21,984,127  $11,860,240  $62,018,795  $36,030,910
      Net income (loss)    $   932,577  $   137,266  $ 2,312,957  $(2,958,488)
      Net income (loss)
       per common
       share and common
       equivalent share    $       .06  $       .02  $       .14  $      .(35)



      The unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition been consummated at the date assumed.

3.    Borrowings

      Effective December 2, 1996 the Company entered into a $3,000,000 Term Loan Credit Facility (the"Term Loan") with a bank. The Term Loan is collateralized by all real and personal property of Georgia Electric Company ("GEC") which was acquired on October 12, 1996. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime (8.50% at July 31, 1997). Additionally, excess cash flow of GEC, as defined, is to be paid to the bank. The Term Loan contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, working capital and debt service amounts.
      Proceeds from the Term Loan were used to repay $3,000,000 of borrowings from a bank outstanding at October 31, 1996 which consisted of a $1,500,000 bank line of credit and a $1,500,000 note payable that was due on December 2, 1996.

      On July 15, 1997 the Company entered into a $2,982,000 Term Loan from a bank payable in fifty-nine monthly installments of $35,500 plus interest at prime (8.50% at July 31, 1997) with a final payment of $887,500 due on June 29, 2002. The Term Loan is collateralized by all the real and personal property of Dial Communications, Inc. ("DCI"). The proceeds from this Term Loan were used to repay the $1,900,000 Term Loan and $1,221,000 on the line of credit incurred in the initial funding of DCI.

4.    Preferred Stock

      Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Continued)

                             July 31, 1997


      shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Company is recognizing the discount attributable to the beneficial conversion privilege of approximately $938,831 by accreting the amount from the date of issuance through August 20, 1997 as an adjustment of net income attributable to common shareholders (see Note 5.) Such adjustment totaled $366,231 for the quarter ended July 31, 1997. This accretion adjustment, which also represents the amount needed to accrete to the redemption value of the Preferred Stock for the period ended July 31, 1997, was recorded as a charge to accumulated deficit and accompanying credit to the Preferred
      Stock. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are exercisable after one year provided that the
      Preferred Stock is not converted to common stock prior to the first anniversary date of the private placement. Upon the occurrence of certain events the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends, plus an amount determined by formula. Proceeds from the private placement were used to repay certain debt outstanding at October 31, 1996, including a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell") acquired by the Company on December 8, 1995, a $250,000 note payable to a director, and $2,015,895 due the former principals of GEC. The amount due to the former principals of GEC represented undistributed S corporation profits existing at the date of acquisition, and is presented as"Other liabilities" in the accompanying consolidated balance sheet at October 31, 1996.

5.    Stock Option Plan

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
      25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The Company's 1995 Incentive Stock Option Plan has authorized the grant of options to employees for up to 550,000 shares of the Company's common stock. All options granted have three year terms and vest ratably over the three year period after one full year of service and assuming continued employment.

      In addition to the shares authorized under the Company's 1995 Incentive Stock Option Plan, certain officers and directors of the corporation were granted options during the quarter ended July 31, 1997 by the board of directors at a discount to market
      at  the  date  of  grant.   Compen-

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Continued)

                             July 31, 1997


      sation has been recognized during this period using the intrinsic value method as prescribed by APB 25 "Accounting for Stock Issued to Employees" totaling $335,625. This amount has been recorded in other expenses on the income statement.

6.    Earnings Per Share

      Fully diluted earnings per share data, which includes the assumed conversion of the convertible preferred stock, has not been presented because it was not dilutive. Earnings attributable to common stock reflects adjustments for cumulative preferred dividends and imbedded dividends arising from discounted conversion terms on the Series A Convertible Preferred Stock (see
      Note 4).

7.    Contingencies - Litigation

      The Company is involved in various claims and legal actions arising in the ordinary course of business including claims relating to notes payable to the former owners of Transportation Safety Contractors, Inc. These notes payable and related accrued interest are classified as current in the accompanying balance sheets net of any amounts due from the former owners. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended July 31, 1997 and 1996. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets and profitability.

Results of Operations

The  following  table sets forth,  for the periods  indicated,  selected
elements  of  the  Company's   condensed   consolidated   statements  of
operations as a percentage of its revenues.

                           For the three months         For the nine months
                              ended July 31,              ended July 31,
                           ----------------------      --------------------

                             1997        1996         1997        1996

      Revenues             100.00%     100.00%      100.00%     100.00%
                          ----------  ----------   ----------  ----------

      Cost of revenues      80.08%      77.17%       77.87%      78.50%
      General and            9.75%      14.71%       10.41%      13.51%
      administrative
      Depreciation and       5.45%       5.43%        5.29%       4.85%
      amortization
      Charges and
       transaction/
       translation
       losses relating
       to Latin American
       operations            0.06%       0.16%        0.02%      10.94%
      Income (loss) from
      operations             4.66%       2.53%        6.42%      (7.80%)
      Interest expense
      and other              0.38%       2.10%        1.07%       1.80%
      Net income (loss)      4.24%       1.16%        3.74%      (8.21%)

The Company  reported  net income for the quarter  ended July 31,  1997,
before  a  reduction  for  the  non-cash   charge  for  the   discounted
conversion of the Company's convertible preferred stock (the accretive dividend) issued in December of 1996, of $857,577 or $.10 a share compared to a net income of $137,266 or $.02 per share for the same period in 1996. Net income for the nine month period ended July 31, 1997, before the accretive dividend charge, was $2,104,794 or $.25 per share compared to a net loss of $(2,958,488) or $(.35) per share for the same period in 1996. These amounts are after a deduction for preferred stock dividends paid of $75,000 in the quarter ended July 31, 1997 and $185,000 paid in the nine month period ended July 31, 1997. The earnings for the quarter ended July 31, 1997 also reflect a non-cash charge of $335,625 for compensation recognized on stock options granted to certain officers and directors and transitional costs associated with the change in executive management of $216,735. The reportable income was further reduced by the accretive dividend charge totaling $366,231 for the three months and $938,831 for the nine months ended July 31, 1997. The increase in net income for the quarter ended July 31, 1997 is due to the assimilation of the Georgia Electric Company ("GEC") and Dial Communications, Inc. ("Dial") acquisitions as well as the continued improvement in margins within the Traffic Management Group. For the nine month period ended July 31, 1997, the earnings were additionally improved due to the decrease in special charges relating to Latin American operations required during the comparative periods to $12,587 in 1997 from $3,941,641 for 1996 and the overall improvement in operational results from these operations.

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

Revenues for the quarter ended July 31, 1997 increased $10,123,887 to $21,984,127 compared to revenues of $11,860,240 for the same period in 1996. Revenues for the nine month period ended July 31, 1997 increased by $25,150,365 to $61,181,275 from $36,030,910 for the same nine month period of the prior year. The acquisition of GEC in October of 1996 and Dial in December of 1996 accounted for approximately $9,300,000 of the revenue increase for the third quarter of 1997 and approximately $23,300,000 of the increase for the nine month period ended July 31, 1997. The remaining increases in revenue for the quarter and nine months period were generated from increased demand for services from the other subsidiaries.

Cost of Revenues increased during the third quarter to 80.08% of revenues from 77.17% of revenues for the same period in 1996. This increase was due to the startup cost associated with Able Integrated Services, Inc. ("AIS") of approximately $140,000 and cost associated with the expansion of GEC activities in the Texas market area. For the nine month period ended July 31, 1997, cost of revenues were 77.87% compared to 78.50% for the first nine months of 1996. This improvement is primarily a reflection of the improved labor productivity and cost cutting measures within the Traffic Management Group and the assimilation of GEC and Dial acquisitions.

General and administrative expense during the quarter ended July 31, 1997 increased $398,907 from $1,744,143 in 1996 to $2,143,050 in 1997.
For the nine months ended July 31, 1997 these expenses increased $1,499,672 from $4,866,655 in 1996 to $6,366,327 in 1997. All of the increase in General and Administrative expenses for the quarter and nine months ended July 31, 1997 can be attributed to the assimilation of the GEC and Dial acquisitions.. These expense totals represent a significant decline as a percentage of revenues from prior years as a result of the Company's efforts to enhance financial controls and the implementation of a cost containment program.

The increase in interest expense during the quarter and nine month period ending July 31, 1997 reflects the recent addition of acquisition-related debt and the financing of equipment purchases as well as the payment of debt with the proceeds from the Preferred stock issue.

Depreciation and amortization expense increased $553,669 and $1,490,288 for the quarter and nine month period ended July 31, 1997 from the corresponding periods in 1996. The GEC and Dial acquisitions represent approximately $354,000 and $1,003,000 of the total increase for the quarter and nine month period respectively. The remaining increase resulted from the continuing improvement and updating of the Company's equipment.

Other income and expense includes a $335,625 non-cash charge for compensation recognized on stock options granted to certain officers and directors at a discount to market during the quarter ended July 31, 1997. Other income and expense for the quarter ended July 31, 1997 also includes a recapture of bad debt of $200,000 and a reduction in reserves for settlement of litigation of $297,087 based on offsets as determined by counsel.

The Company has continued to monitor its Latin American operations due to poor operating results in 1996. During the nine month period ended July 31, 1997 Able's international operations have shown improvement. These improvements resulted from the stabilization of the exchange rate and increase in revenue producing contracts.

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES


Revenues and net income (loss) from Able's international operating subsidiaries are presented below for the quarter and nine months ended July 31, 1997 and 1996. These figures exclude cost associated with the continued marketing and development cost of the "Neurolama" product and general and administrative cost of the International Management Group.

                                    Able Telcom International
                             For the quarter         For the nine month
                                  ended                 period ended
                                 July 31,                  July 31,
                          ----------------------    ---------------------
   From Operating Subsidiaries
                             1997         1996        1997         1996

    Revenues            $1,287,309   $  774,043  $3,135,483   $ 3,121,656
    Expenses             1,027,582      805,052   2,895,667     5,278,063
                         ---------    ---------   ---------    ----------
    Net income (loss)   $  259,727   $ (31,009)  $  239,816   $(2,156,407)
                         =========    =========   =========    ==========

Based on the current facts and circumstances associated with the renewed profitability of the Latin American operations, the value of certain foreign tax credits increased resulting in the recognition of $244,861 of income tax benefit in the quarter ended July 31, 1997. This amount is not reflected in the previous table.

The  Company's  net  equity  in  Latin   American   operations   totaled
$1,619,818 and $1,183,111 at July 31, 1997 and 1996, respectively.

The foreign currency translation and transaction losses improved during the third quarter of 1997. The stabilization of the Venezuelan bolivar resulted in a decrease in foreign currency losses of $6,282 and $3,929,054 for the quarter and nine month period ended July 31, 1997 as compared to the same periods for 1996.

Income tax expense (benefit) for the quarter and nine month period ended July 31, 1997 and 1996 differ from the amounts that would result from applying federal and state statutory tax rates to pre tax income
(loss) primarily due to non deductible goodwill, losses from foreign operations and the recalculation of other deferred tax items from prior years based on current facts and circumstances.

Liquidity and Capital Resources

 Cash and cash equivalents were $6,381,668 at July 31, 1997 compared to $3,267,161 at October 31, 1996. Cash was impacted during the first nine months of 1997 was primarily the result of private placement of preferred stock.

On December 2, 1996 the Company entered into a $3,000,000 Term Loan (the "Term Loan") with a bank in connection with refinancing the acquisition of GEC on October 12, 1996. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime (8.50% at July 31, 1997). Excess cash flow of GEC, as defined, is to be paid to the Bank. The Term Loan contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, working capital and debt service amounts. The Term Loan is collateralized by all real and personal property of GEC. Proceeds from the Term Loan were partially used to repay a $1,500,000 note payable to

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

a bank, outstanding at October 31, 1996 and due on December 2, 1996. The remaining proceeds were used to repay the Company's lines of credit.

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

In addition, on December 2, 1996, the Company acquired all the outstanding common stock of Dial. As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at prime (8.50% at July 31, 1997) plus 1/2%. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1,900,000 Term Loan from a bank with interest at prime (8.50% at July 31, 1997) plus 1/2%. On July 15, 1997 the initial debt was repaid with proceeds from a $2,982,000 term note. See Note 3.

The Company expects that available cash will be sufficient to meet normal operating requirements over the near term.

                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

Part II - Other Information

Items 1-5. Not applicable

Item 6.         Exhibits and Reports on Form 8-K

            a)   Exhibits - None

            b)   Reports on Form 8-K

                 On December 21, 1995,  the Company  filed a Current  Report
                 on  Form  8-K  and   reported   on  Item  2  thereof,   the
                 acquisition  of H.  C.  Connell,  Inc.  This  Form  8-K was amended  on May  6,  1997  and  May  30,  1997  to  include financial statements pursuant to Regulation S-X.


                 On October 12, 1996,  the Company filed a Current Report on
                 Form 8-K and reported on Item 2 thereof, the acquisition of Georgia Electric Company. This Form 8-K was amended on
                 May 6, 1997 to include financial statements pursuant to Regulation S-X.


                       ABLE TELCOM HOLDING CORP.
                            AND SUBSIDIARIES

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Able Telcom Holding Corp.
                              (Registrant)



      By:   /s/ Gerry W. Hall                   September 15, 1997
            --------------------------------
            Gerry W. Hall, President and CEO