Form 10-K
period 1997-10-31
ABLE TELCOM HOLDING CORP
filed 1998-02-13
CIK 826411

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 1997

                                            OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______________ to _______________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 12, 1998, 7,705,404 shares of the registrant's Common Stock were held by non-affiliates of the registrant (assuming, solely for these purposes, such persons to be all persons other than (i) current directors and executive officers off the registrant and (ii) persons believed by the registrant to beneficially own more than 10% of the registrant's outstanding Common Stock, based on reports, if any, submitted to the registrant by such persons). As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the average closing bid and asked prices on that date, was $64,047,318.

         There were 9,135,384 shares of Common Stock outstanding as of February 12, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held for fiscal year 1997.

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

         Able Telcom Holding Corp. ("Able Telcom" or the "Company") specializes in design, installation, maintenance and system integration services for advanced voice, data and video communication networks. Able Telcom's customers include domestic and international telephone operating companies, government entities, and mid-to large-size corporations. The Company provides its customers a number of complimentary services within the telecommunication infrastructure, traffic management systems, automated manufacturing systems and utility network areas. The Company conducts business through three main operating groups: telecommunication services, traffic management services and communication development. Each operating group contains subsidiaries that rely on local managerial talent supported by centralized corporate control. Able Telcom has developed the ability to assemble a large trained workforce, offer a turn key service mix and satisfy requirements for capital, bonding, technical, administrative and financial pre-qualifications which allows the Company to bid on large projects and compete on both a national and international level.

         In the discussion below regarding the Company's business, any statement of its expectations of future revenues or expected operational developments are "forward-looking" statements based on the past financial performance of recent acquisitions and the Company's strategic plans. The Company knows of no presently existing factors that would cause the Company's revenues to decrease from historical levels. Still, there can be no assurance that past performance is indicative of future results. Should revenues decline substantially due to foreseen or unforeseen factors, such as failures in the integration of recent acquisitions into the Company's operations, losses of significant customers, changes in the overall economic climate in the areas in which the Company does business, loss of key employees, or other factors, such decline in revenues could cause the Company's expectations to differ materially from those stated.

STRATEGY

         The Company's strategy is to capture an increased share of the market for outsourced network installation, maintenance and system integration services. Able Telcom believes that customers will continue to require such services to deploy and upgrade the fiber optic, coaxial and digital network infrastructure associated with advancements in technology and the competition created by the convergence of the telecommunications, computer and media industries. Able Telcom intends to accomplish this objective primarily through strategic acquisitions and internal growth of existing and complementary lines of business. The Company believes that the communication services industry is highly fragmented, consisting of a large number of smaller, regional businesses, and presents significant opportunities for consolidation. Able Telcom plans to target those businesses with high quality management and strong performance records and to integrate such acquired operations into the Company's operating groups.

         Additionally, the Company intends to expand its businesses through increased marketing efforts by broadening the range of services it offers to customers. The Company believes its current expertise in telecommunications, traffic management and systems integration services can be expanded to cable television and other cable and wireless communication systems and is actively seeking acquisition candidates in areas that complement its existing strengths. Able Telcom expects to achieve margin improvement through cross-utilization among operating groups of people, equipment and technologies and through the centralization of certain financial controls, cash and risk management.

HISTORICAL DEVELOPMENT OF BUSINESS

         Able Telcom Holding Corp. was incorporated in 1987 as "Delta Venture Fund, Inc." a Colorado corporation. The Company adopted its current name in 1989 and changed its corporate domicile to Florida in 1991.

         Commencing in mid-1992 until mid-1994, 95% of the Company's revenues and profits were derived from telecommunication services provided primarily through two majority owned subsidiaries located in Caracas, Venezuela. Such services were provided to one customer, CANTV, the Venezuelan national telephone company.

         To decrease its exposure to foreign markets, the Company expanded its business focus to include marketing its services in the southeastern United States. The Company began this process in June 1994, with the acquisition of Transportation Safety Contractors, Inc. and its affiliates ("Transportation Safety" or "TSCI"). TSCI is an established Tampa, Florida-based group of companies that installs and maintains traffic control signage, signalization and lighting systems and performed outside plant telecommunication services. The majority of TSCI's business is conducted in Florida and Virginia with the these states' respective departments of transportation and various city and county municipalities.

         In anticipation of further expansion in the domestic market and to facilitate a continued acquisition program, during the fourth quarter of fiscal 1995 the Company reorganized its management and operational structure into three operating groups and embarked on a series of acquisitions. On December 8, 1995, the Company acquired the common stock of H.C. Connell, Inc. ("Connell"). Connell, a twenty year old business, performs primarily outside plant telecommunication and electric power services for local telephone and utility companies in central Florida. The Connel acquisition provided the Company expanded market share and a significant Number of new customers. On October 12, 1996, the Company acquired the common stock of Georgia Electric Company ("GEC"), a forty-five year old business headquartered in Albany, Georgia. GEC operates in eight southeastern states and specializes in the installation, testing and maintenance of intelligent highway and communication systems including computerized traffic management, wireless and fiber optic data networks, weather sensors, voice data and video systems and computerized manufacturing and control systems. On December 2, 1996, the Company acquired the common stock of Dial Communications, Inc. ("Dial") of Tallahassee, Florida. Operating in northern Florida, Alabama and Georgia for more than twenty five years, Dial provides outside and inside plant telecommunication services to the regional Bell operating company, other local and long distance phone companies, private businesses and universities.

         In December 1997, the Company signed a definitive agreement with COMSAT RSI, JEFA Wireless ("JEFA") to acquire (the "JEFA Acquisition") certain assets and assume certain liabilities of JEFA's intelligent traffic systems and wireless infrastructure and services business. JEFA operates in twenty-one states with the majority of its operations located in Texas and Alabama. JEFA also provides tower erection services to several major wireless and cellular service providers and performs intelligent highway systems installation, testing and maintenance services for various states department of transportation. Finalization of the JEFA Acquisition is subject to a number of conditions, among them the approval of the Texas Department of Transportation. Accordingly, there can be no assurance that the JEFA Acquisition will ultimately be consummated. See Note 16 to the Company's Consolidated Financial Statements included elsewhere in this report.

SERVICES, MARKETS AND CUSTOMERS

         The Company conducts three distinct types of business activities, two of which are conducted in the United States and one of which is conducted abroad. Domestically, the Company conducts telecommunication service activities and traffic management services. Abroad, principally in Venezuela, the Company conducts communication development activities. Each of these activities is discussed in more detail below.

         TELECOMMUNICATION SERVICE activities are conducted through four subsidiaries of the Company: Connell, Dial, Able Communication Services and Able Integrated Services (collectively, the "Telecommunication Services Group"), and, to a lesser extent, through the Company's TSCI subsidiary. Telecommunication service activities consist of network technical services for building both "outside plant" and "inside plant" telecommunication systems. Outside plant services are large scale installation and maintenance of coaxial and fiber optic cable (installed either aerially or underground) and ancillary equipment for digital voice, data and video transmissions. These installations are most often undertaken to upgrade or replace existing telephone networks. Through the acquisition of Connell in December 1995, the Company expanded its outside plant services to include the maintenance and installation of electric utility grids and water and sewer utilities. The Company provides outside plant telecommunication services primarily under hourly and per unit basis contracts to local telephone companies including Bell South Telecommunications, Inc., U.S. West, Inc., World Com, GTE Corp. and Sprint Corp. The Company also provides these services to long distance telephone companies such as AT&T, electric utility companies, local municipalities and cable television multiple system operators in the United States.

         Inside plant services, developed through internal expansion during fiscal 1996, consist of the engineering, design, installation and integration of telecommunication networks and delivery systems for voice, data and video providing connectivity and networking to offices for large private businesses including banks, universities and hospitals. The Company's inside plant services tend to be less capital intensive, but require a more technically skilled workforce.

         Presently, the Company's telecommunication service activities are focused primarily in the southeastern United States. Telecommunication services and related activities accounted for 41%, 42% and 26% of the Company's consolidated revenues for fiscal years 1997, 1996 and 1995, respectively.

         TRAFFIC MANAGEMENT SERVICES. The Company's traffic management services are provided through its TSCI and GEC subsidiaries, acquired in June 1994 and October 1996, respectively (collectively, the "Traffic Management Group"). The Company's Traffic Management Group installs and maintains traffic control and signalization devices. These services include the design and installation of signal devices (such as stoplights, crosswalk signals and other traffic control devices) for rural and urban traffic intersections, drawbridge and railroad track signals and gate systems, and traffic detection and data gathering devices. The Company also designs, installs and maintains "intelligent highway" communication systems that involve the interconnection of data and video systems, fog detection devices, remote signalization or computerized signage. These systems monitor traffic conditions, communicate such conditions to central traffic control computers, and provide real-time responses to dynamic changes in traffic patterns and climate conditions by changing speed limit display devices, lowering traffic control gates, or changing the text on remote signs and signals. Through GEC, the Company also installs and maintains computerized manufacturing systems for various industrial businesses. Many of the functions of the traffic management group, particularly those involved in intelligent highway systems, complement those of the telecommunications services group.

         The Company's traffic management services are provided primarily to state and local governments in six southeastern states. Beginning with the acquisition of TSCI in the third quarter of fiscal 1994, Traffic Management Group, Inc. accounted for 54%, 50% and 65% of the Company's consolidated revenues during fiscal years 1997, 1996 and 1995, respectively.

         In October 1996, the Company placed Gerry W. Hall, a former principal of GEC, in charge of its Traffic Management Group and replaced certain management of its TSCI operations with experienced managers from GEC. In June 1997, James B. Hall, also a former owner of GEC, succeeded Gerry Hall as President of the Traffic Management Group. Gerry Hall now serves as the Company's President and Chief Executive Officer.

         COMMUNICATIONS DEVELOPMENT ACTIVITIES. The Company's communications development activities consist of management of the Company's joint venture arrangements in Latin America, primarily Venezuela, which were formed to provide telecommunication installation and maintenance services to privatized local phone companies. These joint ventures are in the form of subsidiaries in which the Company has an 80% voting and ownership interest and a 50% share of profits and losses. During fiscal years 1997, 1996 and 1995, the Company's Latin American operations accounted for 5%, 8% and 9% of the Company's revenues on a consolidated basis.

         During fiscal year 1996, the Company expanded its communications development activities to include the marketing to Latin American telephone companies of "Neurolama," an internally developed proprietary telephone call record and data collection system. The Company also began to acquire and upgrade existing mobile radio networks to provide a localized wireless communication service in the southeastern United States. (To date, both such business ventures have incurred only start-up and marketing costs with no corresponding revenues.) During the fourth quarter of the fiscal year 1997, Able Telcom International, Inc. ("ATI"), a wholly owned subsidiary of the Company, signed a Joint Venture Agreement with Clarion Resources Corporation ("Clarion"), a U.S. company, a majority owned subsidiary of Telenor, the telephone company of Norway. The term of this agreement is for five years and is automatically renewable for successive five year terms unless notice of non-renewal is given. The agreement's terms state that ATI will contribute to the joint venture, the licensing rights, marketing and technical assistance for the Neurolama billing and call data collection system. Clarion in turn will provide an international sales force with a local presence in Europe and the Pacific Basin, and will arrange and obtain suitable funding for the purchase and installation of the Neurolama system.

         Certain risks are inherent in international operations, including exposure to currency fluctuations, the imposition of government controls, restrictions on the export of critical technology, political and economic instability, trade restrictions, changes in tariffs, taxes and freight rates, generally longer payment cycles, difficulties in staffing and managing international operations and general economic conditions. From time to time in the past, the Company's financial results have been affected both favorably and unfavorably by fluctuations in currency exchange rates. Unfavorable fluctuations in currency exchange rates could have an adverse impact on the Company's revenues and operating results.

SIGNIFICANT CUSTOMERS

         The Company derives a significant portion of its revenues from a few large customers. The Percentage of revenues derived from the Company's largest customers are presented as follows:

                                                           % OF REVENUES OF:
                                                     --------------------------
                                                      TRAFFIC
                                                     MANAGEMENT
                                                      SERVICES      THE COMPANY
                                                     ----------     -----------
          1997
          Cooper Tire                                   28%             15%
          Florida Department of Transportation          11%              6%
          Virginia Department of Transportation         10%              6%

          1996
          Florida Department of Transportation          24%             12%

          1995
          Florida Department of Transportation          14%              9%
          Virginia Department of Transportation         14%              9%

                                                 TELECOMMUNICATION
                                                      SERVICES      THE COMPANY
                                                 -----------------  -----------
          1997
          BellSouth                                     29%             12%
          United Telephone of FL/Sprint                 23%              9%
          Florida Power Corp                            16%              7%

          1996
          United Telephone of Florida                   48%             20%
          Florida Power Corp.                           31%             13%

          1995
          United Telephone of Florida                   69%             18%

                                                  COMMUNICATIONS
                                                    DEVELOPMENT
                                                     SERVICES       THE COMPANY
                                                  --------------    -----------
          1997
          Compania Anonima Nacional de Telefono
          de Venezuela (CANTV)                          50%              2%

          1996
          Compania Anonima Nacional de
          Telefonos de Venezuela (CANTV)                63%              5%

          1995
          CANTV                                         67%              6%

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

TRAFFIC MANAGEMENT AND GENERAL UTILITY SERVICES

         For traffic management and general utility services (i.e., government funded business) the Company generally obtains fixed price contracts for projects, either as a prime or as a subcontractor, on a competitive bid basis. Typically, for prime contracts, a state department of transportation ("DOT") or other governmental body provides to qualified contractors a set of specifications for the project. The Company then estimates the total project cost based on input from engineering, production and materials procurement personnel. A bid is then submitted by the Company along with a bid bond. For most government funded projects, the scope of work extends across many industry segments. In such cases, the Company subcontracts its expertise to a prime contractor. The Company must submit performance bonds on substantially all contracts obtained. The Company believes its relations with its bonding company are good and that its bonding capacity is adequate. However, the financial viability of the Company is dependent on maintaining adequate bonding capacity and any loss of such would have a material adverse effect on the Company.

         The Company derived approximately 17% of its total revenues for the fiscal year ended October 31, 1997 from contracts with state and local governments. No individual government customer accounted for more than 6% of the Company's total consolidated revenues. Government business is, in general, subject to special risks, such as delays in funding, termination of contracts or subcontracts for the convenience of the government or for the default by a contractor, reduction or modification of contracts or subcontracts, changes in governmental policies, and the imposition of budgetary constraints. The Company's contracts with governmental agencies provide specifically that such contracts are cancelable for the convenience of the government. Historically, the Company has not experienced cancellations or renegotiations of its contracts in any material amounts.

         Contract duration is dependent on the size and scope of the project but typically is from six to nine months. Contracts generally set forth date-specific milestones and provide for severe liquidated damages for failure to meet the milestone by the specified dates. At January 29, 1998, the Company was not aware of any contracts for which it may be subject to significant liquidated damages. The failure to complete the contract backlog on time could have a material adverse impact on the financial condition of the Company. The Company is typically paid based on "completed units". Retainage is normally held on contracts (usually 5% to 10% of the contract amount), until approximately 90 days after the services are rendered and accepted by the customer. The majority of the contracts are bonded/guaranteed as to payment by the DOT upon performance by the Company.

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

COMMUNICATION DEVELOPMENT AND RELATED SERVICES

         The Company generally provides communication development services in Venezuela to primarily one customer, CANTV. The contracts are completed on a time and materials basis and a unit price basis at negotiated prices. The contracts may be modified yearly or more frequently as currency and other conditions change in the country.

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

BACKLOG

         As of January 29, 1998, the Company had a total backlog of business, of approximately $159 million compared to $105 million on January 29, 1997. Approximately 75% of the total backlog is expected to be completed within the next fiscal year. Contract backlog of $40 million relating to the installation of traffic management systems is under performance bonds and the Company may be subject to liquidated damages for failure to perform in a timely manner.

SEASONALITY

         Operations of the Company are seasonal, resulting in reduced revenues and profits during the first quarter (November, December and January) relative to other quarters. Factors affecting the seasonality of the Company's business are holiday season shut-downs, winter weather and capital expenditure patterns by telephone companies that can impede outside plant construction activities. The impact of seasonality is mitigated somewhat by the presence of the Company's operations primarily in the southern United States.

EMPLOYEES

         At January 29, 1998, the Company and its subsidiaries had approximately 1826 employees of which approximately 86 represent senior executive, technical and managerial personnel. Approximately 516 of the total employees are affiliated with Latin American operations. The number of employees considered as laborers can vary significantly according to contracts in progress. Such employees are generally available to the Company through an extensive network of contacts within the communications industry.

         No employees of the Company are represented by a labor union and the Company considers relations with key and other employees to be good.

ITEM 2.           PROPERTIES

         The Company leases 3,349 square feet for its corporate offices in West Palm Beach, Florida. The Company also leases regional offices in Albany and Norcross, Georgia and several cities in Florida including Tampa, Tallahassee, Leesburg and Ft. Lauderdale. The regional office located in Albany, Georgia is leased from an entity controlled by Gerry W. Hall, the Company's President and a member of its board of directors and James G. Hall the President of the Company's Traffic Management Group of the Company. The Company also leases numerous smaller offices, temporary equipment yards or storage locations in various areas as necessary to enable it to efficiently perform its service contracts which are generally subject to short-term or cancelable leases.

         The Company owns (subject to a mortgage) and operates a 10,000 square foot facility for operations based in Chesapeake, Virginia. The Company's Venezuelan subsidiaries own and operate from a 33,000 square foot floor of an office building located in Caracas, Venezuela and lease an additional 50,000 square feet of covered parking and shop facilities to store tools, equipment and approximately 120 licensed vehicles, substantially all of which are owned. The Company also owns two small condominiums near Maracaibo, Venezuela, utilized principally for housing non-Venezuelan personnel.

         In December, 1997, the Company purchased a 15,000 square foot facility located on approximately three acres of land for operations in Tampa Florida.

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

ITEM 3.  LEGAL PROCEEDINGS

         In July 1997, the Company terminated the employment of William J. Mercurio, the Company's former Chief Executive Officer and Chief Financial Officer. On July 31, 1997, Mr. Mercurio filed a lawsuit in the (15th Judicial Circuit Court in and for Palm Beach County, Florida) naming the Company as a defendant and alleging that the Company breached an employment agreement (and a stock option agreement) to which he and the Company were parties. As a result of the alleged breach, Mr. Mercurio seeks damages and specific performance under the employment agreement (and the stock option agreement). In the lawsuit, the Company intends vigorously to defend itself and to prove that its actions in terminating Mr. Mercurio's employment were proper and justified under the terms of his employment agreement.

         Additionally, the Company is party from time to time to various legal proceedings. None of these proceedings are expected to have a material impact on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year covered by this report, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

         The Company's Common Stock, par value $.001 per share, began trading on NASDAQ on February 24, 1994 under the symbol "ABTE." Prior to the NASDAQ listing, the Company's Common Stock was sporadically traded over-the-counter, under the same symbol, since September 15, 1988, the date of the Company's initial public offering. Set forth below is the range of the high and low closing bid quotations of the Company's Common Stock for each quarter within the last two fiscal years as reported by NASDAQ.

FISCAL QUARTER:                  1997                                1996
                        ----------------------              --------------------
                          HIGH           LOW                 HIGH           LOW
                        -------         ------              -----          -----
First Quarter             9 5/8         7 3/8               7 3/8          5
Second Quarter            8 3/4         7 3/8               6 3/4          5
Third Quarter             9             7 3/8               7 3/4          4 7/8
Fourth Quarter           10 5/8         7 9/16              9 7/8          5 1/4

         At January 29, 1998, there were 413 shareholders of record of the Company's Common Stock. No cash dividends have been declared by the Company since its inception and the Company has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Except for certain provisions relating to the Company's convertible preferred stock offering in December 1996, there are no restrictions that prohibit the payment of cash dividends on the Company's Common Stock. discussion.

         During the year ended October 31, 1997, the Company issued common stock to the purchasers, on the dates, in the amounts set for below. In each case, the issuance of the common stock was undertaken upon conversion of preferred stock then held by the purchaser as was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The number of share of preferred stock converted into common stock on each occasion is also indicated below. The resale of such common stock by the purchaser is registered on a Registration Statement of Form S-3 (No. 333-22105).

PURCHASERS              DATE         NUMBER OF SHARE        NUMBER OF SHARES
                                     PREFERRED STOCK        COMMON STOCK ISSUED
                                     CONVERTED              UPON CONVERSION

Credit Suisse
First Boston            8/1/97              5                      4481

Silverton
International Fund                         None                    None

         The preferred stock that was converted as set forth above was issued on December 20, 1996 in a private placement transaction (the "Private Placement") exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") of 500 shares (the "Series A Preferred Shares") of its Series A Preferred Stock, par value $.10 per share. In connection with the Private Placement, the Company also issued to each Purchaser a warrant (the "Warrant") to purchase 100,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"). The Purchasers each paid the Company $3,000,000 for the Series A Preferred Shares and the Warrant. The Private Placement was effected pursuant to a Series A Preferred Stock Agreement by and among the Purchasers and the Company dated December 20, 1996 (the "Agreement"). The Warrants are exercisable one year from the effective date of the Private Placement. The number of shares issuable upon exercise of the Warrant will be reduced by 200 for each share of Series A Preferred Stock that such holder was issued in connection with the Private Placement that is converted into Common Stock prior to the first anniversary of the Private Placement.

         Holders of Series A Preferred Stock have the right to convert their shares at any time after April 30, 1997 into shares of Common Stock ("Conversion Shares"). The number of Conversion Shares is to be determined by dividing the Liquidation Preference per share by the lesser of (i) $9.82 (the "Fixed Conversion Price") or (ii) by application of an applicable percentage discount (ranging from 10% to 20% depending on the date of the conversion notice) to the average closing bid price of a share of Common Stock for the three trading days immediately preceding the date of the conversion notice (the "Floating Conversion Price"). The lesser of the Fixed Conversion Price or the Floating Conversion Price is hereinafter referred to as the "Conversion Factor."

         Upon the occurrence of certain enumerated events in the Articles (a "Redemption Event"), holders of shares of Series A Preferred Stock have the right to sell such holder's shares of Series A Preferred Stock to the Company at a price equal to the Liquidation Preference (plus any accrued and unpaid dividends or distributions thereon) for each share being redeemed plus the product of the number of shares of Common Stock into which such shares are then convertible multiplied by an amount equal to the difference between (i) the average closing bid price of Common Stock for the three trading days immediately following the date of the redemption notice and (ii) the Conversion Factor.

         At any time after December 20, 1997 and provided that there exists an effective registration statement covering the Conversion Shares, the Company has the right to redeem all of the outstanding shares of Series A Preferred Stock at a purchase price equal to the Liquidation Preference (plus any accrued and unpaid dividends or distribution thereon) if the closing bid price of the Common Stock for each of five consecutive trading days prior to the date of the redemption notice is at or greater than 150% of the Fixed Conversion Price (as adjusted pursuant to the Articles). The Company also has a right to redeem share of Series A Preferred Stock, if the closing bid price of Common Stock is less than $4.50 per share for five consecutive trading days thereafter, at a price equal to the difference between (i) the average closing bid price of Common Stock for the three trading days immediately following the date of the redemption notice and (ii) the Conversion Factor.

         The Warrants are exercisable after December 20, 1997 at a purchase price per share equal to $9.82; provided, however, if there does not exist an effective registration statement covering the shares issuable upon the exercise of the Warrants, the Purchasers may exercise the Warrant in whole or in part in exchange for the number of shares of Common Stock equal to the product of (i) the number of shares as to which the Warrant is being exercised multiplied by
(ii) a fraction, the numerator of which is the "Market Price" (as defined in the Warrant) less $9.82, and the denominator of which is the Market Price. The number of shares issuable upon exercise of the Warrant will be reduced by 200 for each shares of Series A Preferred Stock that such holder was issued in connection with the Private Placement that is converted into Common Stock prior to the first anniversary of the Private Placement. If the Company delivers a redemption notice with respect to the Series A Preferred Stock, the Company shall also deliver notice to the holders of the Warrants stating that such holders have ninety (90) days to exercise the Warrant at a purchase price equal to $9.82 per shares, or the Company will redeem the Warrant with respect to any shares of Common Stock issuable exercise of the Warrant ("Warrant Stock") not so converted, at a price equal to $.01 per underlying share of Warrant Stock. The Company may then redeem the Warrant with respect to any portion thereof that has not been converted into shares of Warrant Stock.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data of the Company for the five years ended October 31, 1997 which has been derived from the audited consolidated financial statements of the Company and its subsidiaries. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                             YEARS ENDED OCTOBER 31,
                     (in thousands except per share amounts)

                                           1997          1996          1995         1994        1993
                                           ----          ----          ----         ----        ----
Revenues                                 $86,334       $48,906       $35,408       $25,784    $20,048
Net income (loss) from operations          2,857        (5,910)         (281)          946      4,558

Average shares outstanding                 8,505         8,361         8,284         7,736      6,907
Income (loss) earnings per share
From operations                              .31          (.71)         (.03)          .12        .66

Current assets                            27,009        21,449        18,573        18,635      9,487
Current liabilities                       12,968        17,155        11,175         9,942      1,163

Property and equipment, net               13,114        10,667         6,120         5,314      1,447
Total assets                              50,346        38,918        32,482        36,604     11,571
Long-term debt                            14,140         8,150         3,033         6,768
                                                                                                  261
Shareholders equity                       15,247        11,598        17,467        15,832      7,346

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended October 31, 1997. This information should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets and profitability. In addition, expectations are based on certain assumptions, among them that revenues from the acquired businesses will not decline materially from prior years and that the Company's contract backlog will not be materially adversely impacted by unforeseen events. Should these assumptions prove to be in error, the Company's results could differ materially from those expected.

OVERVIEW

         Since fiscal 1996, the Company has implemented a number of strategic initiatives to achieve growth and improve operating efficiencies and profitability. Such initiatives commenced with the Company's acquisitions as well as the reorganization of the Company's traffic management group and were followed by a change in the Company's executive management. See "Business--Historical Development of the Business" and "Services, Markets and Customers."

RESULTS OF OPERATIONS

CERTAIN PERCENTAGES

         The following table sets forth, for the periods indicated, selected elements of the Company's Consolidated Statements of Operations as a percentage of its revenues.

                                                                      YEAR ENDED OCTOBER 31
                                                                   1997       1996          1995
                                                                   ----       ----          ----
     Revenues                                                  100.0%        100.0%        100.0%
                                                               ------      --------      --------
       Cost of revenues                                         78.9          82.8          78.3
       General and administrative                               10.2          17.2          15.4
       Depreciation and amortization                             5.2           5.6           5.4
       Charges and transaction/translation losses related
          to Latin American operations                           0.0           7.3           0.3
       Income (loss) from operations                             5.6         (12.9)          0.6

       Interest expense                                          1.8           2.8           3.2
       Interest and dividend income                              0.5           0.5           1.9

       Income (loss) before income taxes and minority            4.5         (15.1)         (0.9)
          interest
       Income tax expense (benefit)                              0.8          (1.8)         (1.0)
       Minority interest                                         0.3           1.2           0.9
       Net income (loss)                                         3.3         (12.1)         (0.6)

FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1996.

         REVENUES. The Company's revenues are derived primarily form contracts for the installation of voice data and video network systems and related maintenance and associated services. For telecommunications services, the Company is generally compensated on an hourly or per unit basis. For products and services performed for traffic management and general utility customers, the Company is normally compensated based on fixed price contract over varying periods of time, normally three months to one year, depending upon the size of the project. The Company's profitability on fixed price contracts is partially dependent upon its ability to control material and particularly labor costs incurred under such contracts. The award of fixed price contracts are often accompanied by one to three year maintenance contracts which compensate on a per unit basis and typically provide higher margins.

         Revenues for the year ended October 31, 1997 increased $37,428,279 to $86,334,449 an increase of 76.5% as compared to revenues of $48,906,170 for the prior fiscal year. The acquisition of GEC in October of 1996 and Dial in December of 1996 accounted for approximately $35,500,000 of the revenue increase for the current fiscal year. The remaining increases in revenue for the fiscal year 1997 were generated from increased demand for services from the other subsidiaries. Revenue for Latin America operations totaled $4,163,317 and $3,745,858 in the fiscal year 1997 and 1996 respectively.

         COST OF REVENUES. Cost of revenues increased to $68,164,404 in 1997 from $40,486,018 for the year ended October 31, 1996 representing 78.9% of revenues in fiscal 1997 compared to 82.8% in fiscal 1996. The assimilation of the GEC and Dial acquisitions accounted for approximately $27,400,000 OF THE increase in cost of revenues. The increase in gross margin from 17.2% in 1996 to 21.1% in 1997 is due primarily to the increase in profitability at TSCI as a result of measures implemented during the fiscal year 1997 to improve labor productivity, control cost, and generate other operational efficiencies and the assimilation of the GEC acquisition. Cost of revenues for Latin American operations totaled $2,235,077 and $2,130,683 in fiscal years 1997 and 1996 respectively.

         General and administrative expenses for the year ended October 31, 1997 were $8,780,430 or 10.2% of revenues compared to $8,403,491 or 17.2% of revenues for 1996. The increase in general and administrative expenses for the fiscal year 1997 can be attributed to the assimilation of the GEC and Dial which accounted for $1,003,732 and $1,458,896, respectively of the total increase for the fiscal year which was offset by a decline in general and administrative expense from the implementation of cost cutting and containment strategies at the subsidiary level. These expense totals represent a significant decline as a percentage of revenues from prior years as a result of the Compnany's efforts to enhance financial controls, and the implementation of a cost containment program. General and administrative expenses for Latin America were $1,306,765 in 1997 and $1,613,569 in 1996.

          In the fiscal years ended October 31, 1997 and 1996, the Company has incurred approximately $200,000 and $1,100,000 respectfully of start up and marketing cost of the proprietary telephone call data and billing system, termed Neurolama, with no corresponding revenues. In addition cost totaling $79,654 and $83,520 for fiscal years ended October 31, 1997 and 1996 were incurred in the Company's efforts to acquire and upgrade existing mobile radio networks to provide localized wireless communication services. No revenue has been generated from this activity either. There can be no assurance that the Company will generate sufficient revenues from these businesses to offset its start up cost. All cost have been expensed in the fiscal year incurred through General and Administrative expense.

         Depreciation and amortization expense was $4,532,248 for the year ended October 31, 1997 or 5.2% of revenues compared to $2,749,804 or 5.6% of revenues for 1996. The GEC and Dial acquisitions account for $585,712 and $846,117 respectfully of the total increase in depreciation and amortization for the fiscal year. The remaining increase resulted from the continuing improvement and updating of the Company's equipment. Depreciation and amortization expense relating to Latin American operations totaled $468,482 in 1997 and $498,589 in 1996.

         Charges and transaction/translation losses related to Latin American operations includes charges and costs totaling $16,987 for fiscal year 1997 as compared to $3,553,373 for fiscal year 1996. In 1996 the Latin American operations realized foreign currency devaluation losses and asset writedowns.

         Interest expense was $1,565,265 for 1997 or 1.8% of revenues compared to $1,350,440 or 2.8% of revenues for 1996. This increase in interest expense reflects the recent addition of acquisition-related debt and financing of equipment purchases as well as the payment of debt with the proceeds from the issuance of preferred stock. See discussion under Liquidity and Capital Resources.

         Other income and expense increased to $602,174 in 1997 from $238,130 in 1996. These changes reflect the $337,500 non cash change for compensation recognized on stock options granted to certain officers and directors at a discount to market during the fiscal year ended October 31,1997. Additional income and expense items for fiscal year 1997 includes a reduction in reserves for settlement of litigation of $497,087 and interest and dividend income of $449,479.

         NET INCOME. The Company reported a net income of $2,857,534 or $.31 per common share for the year ended October 31, 1997 compared to a net loss of ($5,910,248) or ($.71) per common share for 1996, before taking into account the non-cash charge for a discounted conversion feature associated with the Company's convertible preferred stock (The "Accretive Dividend"). For fiscal 1997, the Accretive Dividend was $1,266,364; net income applicable to common shares taking into account the Accretive Dividend was $1,331,170 or $.16 share. These amounts take into account a deduction for preferred stock dividends of $260,000 in the fiscal year ended October 31, 1997 and transitional costs associated with the change in executive management in fiscal 1997 of $216,735.

         The increase in net income for the fiscal year ended October 31, 1997 compared to the previous year is due to the assimilation of the GEC, the continued improvement in margins within the Traffic Management Group, and the improvement in margins within the Latin American operations coupled with a reduction in special charges relating to these operations.

         Revenues and net income (loss) from Able's international operating subsidiaries are presented below for the fiscal year ended October 31, 1997 and 1996. These figures exclude costs associated with the continued marketing and development cost of the "Neurolama" product and general and administrative cost of the International Management Group.

         LATIN AMERICAN OPERATIONS

         For the year ended October 31, 1997 the Company's net income from Latin American operations increased by $3,503,502 as compared to the year ended October 31, 1996. In 1996 the Latin American operations incurred losses of $2,840,000 relating to the writedown of goodwill and other assets. Additionally, cost associated with marketing Neurolama decreased from $1,100,000 in 1996 to approximately $200,000 in 1997.

         For the year ended October 31, 1997, Latin American revenues increased $476,583 as compared to the year ended October 31, 1996. Revenues generated by the Company's Venezuelan operations are largely dependent upon one customer. In fiscal year ended October 31, 1997 the Company's Venezuelan operations were expanded to include a reclamation project that was responsible for approximately $980,000 of the sales increase. This increase was offset by a decrease in activity under the existing contracts in Latin America.

         Revenues and net (loss) income pertaining to Latin American operations are presented below for the years ended October 31, 1997, 1996, and 1995:

                                     1997             1996           1995
                                     ----             ----           ----
         Revenues                $4,163,317      $ 3,745,858     $3,227,750
         Net income (loss)           16,556       (3,628,503)       (54,835)

         The Company's net assets of Latin American subsidiaries totaled $2,588,623 and $2,080,053 at October 31, 1997 and 1996, respectively.

         The Company's net equity in Latin American operations totaled $1,790,977 and $1,619,818 at October 31, 1997 and 1996, respectively.

         The foreign currency translation and transaction losses improved during the fiscal year 1997. The stabilization of the Venezuelan bolivar resulted in a decrease in foreign currency losses of approximately $904,013 and for the twelve month period ended October 31, 1997 as compared to the same period for 1996.

         Income tax expense (benefit) for the fiscal year ended October 31, 1997 and 1996 differs from the amounts that would result from applying federal and state statutory tax rates to pre tax income (loss) primarily due to non deductible goodwill and losses from foreign operations.

         Minority interest represents a shareholders 50% interest in earnings of the Company's Venezuelan corporations for the fiscal year ended October 31, 1997. For fiscal year 1996, losses were allocated to minority interest to the extent of its invested capital.

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995.

         REVENUES AND GROSS MARGINS. The Company's revenues are derived primarily from hourly or per unit basis contracts for telecommunication and related services. For products and services performed relating to the installation of traffic management and certain general utility services, the Company is compensated largely under competitively bid fixed price contracts with time of performance dependent upon the size of the project, normally three months to one year. The Company's profitability on fixed price contracts is partially dependent upon its ability to control material, and particularly, labor costs incurred under such contracts. The award of fixed price contracts are often accompanied by one to three year maintenance contracts which compensate on a per unit basis and typically provide higher margins.

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

         COSTS OF REVENUES. Cost of revenues increased to $40,486,018 in 1996 from $27,719,750 for the year ended October 31, 1995 and was 82.8% and 78.3% of revenues for the years ended October 31, 1996 and 1995, respectively. The decline in gross margin percentage in fiscal year 1996 is primarily attributable to a significant decline in labor productivity at TSCI. Cost of revenues for Latin American operations totaled $2,130,683 and $1,636,009 in 1996 and 1995, respectively.

         Operating Expenses and Other. General and administrative expenses for the year ended October 31, 1996 were $8,403,491 or 17.2% of revenues compared to $5,464,338 or 15.4% of revenues for 1995. The increase in general and administrative expenses in fiscal 1996 was primarily attributable to the acquisition of Connell which accounted for $800,000 of such expenses and the inclusion of $900,000 of charges representing the write-off of various assets at TSCI, primarily accounts receivable. General and administrative expenses for Latin America were $1,613,569 in 1996 and $1,175,811 in 1995.

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

         MINORITY INTEREST. Minority interest, prior to August 1, 1995, represents a shareholder's 20% share of the earnings of the Company's Venezuelan corporations. On August 1, 1995, the Company entered into an agreement whereby the shareholder's proportionate share of any future earnings increased from 20% to 50%. For fiscal year 1996, losses were allocated to minority interest to the extent of its invested capital.

         NET LOSS. The Company reported a net loss of ($5,910,248) or ($.71) per share for the year ended October 31, 1996 compared to a net loss of ($281,166) or ($.03) per share for 1995. The net loss for fiscal 1996 is attributable primarily to charges recorded in connection with Latin American operations, including costs associated with marketing the Company's proprietary telephone billing system, and with the restructuring of TSCI. See "Latin American Operations."

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $6,229,602 at October 31, 1997 as compared to $3,267,161 at October 31, 1996. The increase in cash during the fiscal year 1997 was primarily the result of the private placement of preferred stock and profits generated from operations.

         On December 2, 1996 the Company entered into a $3,000,000 Term Loan (the "Term Loan") with a bank in connection with refinancing the acquisition of GEC on October 12, 1996. The Term Loan is payable in sixty monthly installments of $50,000 plus interest at prime (8.75% at October 31, 1997). Excess cash flow of GEC, as defined, is to be paid to the bank. The Term Loan contains covenants, which require among other conditions, that the Company maintain certain tangible net worth, working capital and debt service amounts. The Term Loan is collateralized by all real and personal property of GEC. Proceeds from the Term Loan were partially used to repay a $1,500,000 note payable to a bank, outstanding at October 31, 1996 and due on December 2, 1996. The remaining proceeds were used to repay Able's lines of credit.

         In addition, on December 2, 1996, Able acquired all the outstanding common stock of Dial. As consideration, the Company paid $3,000,000 in cash, issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at prime (8.75% at October 31, 1997). The cash component of the purchase was funded in part from Able's line of credit and the remainder through a $1,900,000 Term Loan from a bank with interest at prime (8.75% at October 31, 1997) plus 1/2%. On October 15, 1997, the initial debt was repaid with proceeds from a $2,982,000 term note. See Notes to the Consolidated Financial Statements contained elsewhere herein.

         Effective December 20, 1996, the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 200,000 shares of Able's common stock. Gross proceeds from the offering totaled $6,000,000. Each share of the Preferred Stock was convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days preceding the date of conversion. During 1997 five shares have been converted to Common Stock. Since October 31, 1997, an additional 534 shares have been converted. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock.

           The warrants are exercisable at $9.82 per share after one year provided that the Preferred Stock is not converted into common stock prior to the first anniversary of the private placement. Upon the occurrence of certain events, Able may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. The proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of H.C. Connell, Inc., a $250,000 note payable to a director in connection with the acquisition of Connell, and $2,015,895 due the former principals of GEC by GEC at the date of acquisition, all of which were outstanding at October 31, 1996.

         On July 15, 1997 the Company entered into a $2,875,500 Term Loan (the "Term Loan") with a bank in connection with refinancing the acquisition of Dial on December 2, 1996. The Term Loan is payable in sixty monthly installments of $35,500 plus interest at prime (8.75% at July 31, 1997). Excess cash flow of Dial, as defined, is to be paid to the bank. The Term Loan contains covenants, which require among other conditions, that The Company maintain certain tangible net worth, working capital and debt service amounts. The Term Loan is collateralized by all real and personal property of Dial..

         On October 3, 1997 the Company entered into a $385,122 equipment loan. The equipment loan is payable in thirty six monthly installments of $10,698 plus interest at prime (8.75% at October 31, 1997). The Equipment Loan is collateralized by equipment.

         On October 3, 1997 the Company entered into a $510,530 equipment loan. The equipment loan is payable in sixty monthly installments of $8,509 plus interest at prime (8.75% at October 31, 1997). The equipment loan is collateralized by equipment.

         Subsequent to the fiscal year end of October 31, 1997 the Company completed an issuance of unsecured Subordinated Debt totaling $10,000,000 with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25. The subordinated debt accrues interest at 12% payable semi-annually in arrears. Principal payments are due in January 2004 and 2005 giving the notes an average life of 6.5 years. The Subordinated Debt agreement contains covenants which require among other conditions, that the Company maintain certain tangible net worth, minimum fixed coverage charges and limitations on total debt. The proceeds were used for current working capital needs and to pay off existing debt to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan.

         In conjunction with The Subordinated Debt issue, Able Telcom has also signed a commitment letter with SunTrust Bank and Bank of America, FSB for a $30,000,000 three year Senior Secured Revolving Credit Facility (the "Credit Facility") with a $2,000,000 sub-limit for the issuance of Standby Letter(s) of credit. If consummated, the credit facility will replace the Company's existing loans with Sun Trust, which currently amounts to approximately $16 million. The Credit Facility allows the Company to select between the following interest rate options: (i) a Base Rate plus an Applicable Margin or (ii) LIBOR (1, 2, 3 or 6 months) plus an Applicable Margin. The Applicable Margin ranges from 0.00% to 2.50%. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contains covenants which require among other things that the Company maintain certain tangible net worth, minimum fixed coverage charges, and limitations on total debt. The Credit Facility is secured by a perfected first priority security interest on all tangible and intangible assets of the Company. The proceeds of the Credit Facility will be used to finance working capital requirements as well as other general corporate purposes including acquisitions and equipment capital expenditures consistent with the Company's overall strategic plan.

         Accordingly, certain borrowings have been classified in the October 31, 1997 balance sheet to reflect the refinancing of such debt with proceeds from the issuance of the subordinated debt. See notes 8 and 16 of the notes to the consolidated Financial Statements.

         The Company expects that available cash will be sufficient to meet normal operating requirements over the near term.

YEAR 2000 MATTERS

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         In 1996, the Company initiated a conversion from existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion are being expensed as incurred.

         The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $300,000 and is being funded through operating cash flows. Of the total project cost, approximately $250,000 is attributable to the purchase of new software which will be capitalized. The remaining $50,000, which will be expensed as incurred, is not expected to have material effect on the results of operations.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and related notes and independent auditors' reports are included herein under Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         The Board of Directors of the Company approved the appointment of Ernst & Young LLP as its principal accountant to audit the Company's Consolidated Financial Statements for the years ended October 31, 1996 and 1997. There are no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this items regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held for fiscal year 1997.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held for fiscal year 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held for fiscal year 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held for fiscal year 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. The following consolidated financial statements of Able Telcom Holding Corp. and subsidiaries are included as part of this report.

                  Reports of Independent Certified Public Accountants Consolidated Financial Statements
                  Consolidated Balance Sheets - October 31, 1997 and 1996 Consolidated Statements of Operations - Years ended October 31, 1997, 1996 and 1995
                  Consolidated Statements of Shareholders' Equity - Years ended October 31, 1997, 1996 and 1995
                  Consolidated Statements of Cash Flows - Years ended October 31, 1997, 1996 and 1995
                  Notes to Consolidated Financial Statements - October 31, 1997

     (a)2. The financial statement schedule for the years ended October 31, 1997, 1996 and 1995 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

      NO.     DESCRIPTION
      ---     -----------
      3.1     Articles of Incorporation of the Registrant, as amended to date(1)
      3.2     Amendment to Articles of Incorporation of the Registrant, as filed with the Secretary of the State of Florida on December 20, 1996(7)
      3.3     Bylaws of the Registrant, as amended to date(1)
      4.1     Articles of Incorporation (incorporated by reference to Exhibit
              3.2)(7)
      4.2     Specimen Common Stock Certificate(1)
      4.3     Specimen Series A Preferred Stock Certificate(3)
      4.4     Forms of Warrant issued to Credit Suisse First Boston Corporation and Silverton International Fund Limited(7)
      4.5     Gaines Option(1)
      4.6     Able Telcom Holding Corp. 1995 Stock Option Plan(8)
     10.2     Stock Option Agreement with Frazier L. Gaines(1)
     10.8     Employment Agreement with Gerry W. Hall(5)
     10.9     Master Agreement with AT&T(1)
     10.10    Master Agreement with GTE(1)
     10.11    Note restructuring agreements with former principals of TSCI(2)
     10.12    Stock Purchase Agreement between the Registrant and H.C. and Lois
              A. Connell, dated November 6, 1995(4)
     10.13    Amendment to Stock Purchase Agreement between the Registrant and
              H.C. and Lois A. Connell, dated December 8, 1995(4)
     10.14    Consulting Agreement between the Registrant and H.C. Connell, dated November 6, 1995(4)
     10.15    Stock Purchase Agreement between the Registrant, Traffic
              Management Group, Inc., Georgia Electric Company, Gerry W. Hall and J. Barry Hall(5)
     10.16    Stock Purchase Agreement between the Registrant,
              Telecommunications Services Group, Inc., Dial Communications,
              Inc., William E. Newton and Sybil C. Newton(6)
     10.17    Promissory Note of the Registrant payable to William E. and Sybil
              C. Newton(6)
     10.18    Term Loan and Revolving Line of Credit Facility between the
              Registrant and SunTrust Bank, South Florida N.A. effective as of
              November 29, 1995(4)
     10.19    First Modification to Term Loan and Revolving Line of Credit
              Facility between the Registrant and SunTrust Bank, South Florida
              N.A. effective as of May 20, 1996(3)
     10.20    Second Modification to Term Loan and Revolving Line of Credit
              Facility between the Registrant and SunTrust, South Florida N.A.
              effective as of October 30, 1996(3)
     10.21    Third Modification to Term Loan and Revolving Line of Credit
              Facility between the Registrant and SunTrust Bank, South Florida
              N.A. effective as of December 2, 1996(3)
     10.22    Term Loan and Security Agreement between Able Telcom Holding
              Corp., Georgia Electric Company, Inc., Traffic Management Group,
              Inc., Transportation Safety Contractors, Inc., Transportation
              Safety Contractors of Virginia, Inc. and SunTrust Bank South
              Florida N.A., effective December 2, 1996(3)
     10.23    Stock Purchase Agreement(7)

     10.25    Securities Purchase Agreements, each dated as of January 6, 1998, between Able Telcom Holding Corp. and each of the Purchasers named therein
     11       Computation of Per Share Earnings
     21       List of subsidiaries as of October 31, 1997
     23.1     Consent of Ernst and Young LLP
     27       Financial Data Schedule (for SEC use only)

         (1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1 (Registration #33-65854) ordered effective by the Commission on February 26, 1994, as an amended.
         (2) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal year 1994.
         (3) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal year 1996.
         (4) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K dated December 22, 1995.
         (5) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on October 25, 1996.
         (6) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on December 13, 1996.
         (7) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on December 31, 1996.
         (8) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration #333-04377) ordered effective by the Commission on June, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ABLE TELCOM HOLDING CORP.

                            BY: /s/ GERRY W. HALL               February 13,1998
                                ------------------------------------------------
                                    GERRY W. HALL, President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signatures                               TITLE                       Date Signed
                                              -----
/s/  GERRY W. HALL           President, Chief Executive Officer and
--------------------------   Director (Principal Executive Officer)        February 13, 1998
GERRY W. HALL


/s/  BILLY V. RAY, JR.       Chief Financial Officer and Assistant
--------------------------   Secretary (Principal Finance & Accounting     February 13, 1998
BILLY V. RAY, JR.            Officer)

/s/  JONATHAN A. BRATT       Director
--------------------------                                                 February 13, 1998
JONATHAN A. BRATT

/s/  FRAZIER L. GAINES       Director
--------------------------                                                 February 13, 1998
FRAZIER L. GAINES

/s/  JOHN D. FOSTER          Director
--------------------------                                                 February 13, 1998
JOHN D. FOSTER

/s/  ROBERT NELLES           Director
--------------------------                                                 February 13, 1998
ROBERT NELLES

/s/  GIDEON TAYLOR           Chairman and Director
--------------------------                                                 February 13, 1998
GIDEON TAYLOR

/s/  RICHARD J. SANDULLI     Director and Executive Vice President
--------------------------                                                 February 13, 1998
RICHARD J. SANDULLI

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE

Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - October 31, 1997 and 1996                      F-4

Consolidated Statements of Operations - Years ended October 31, 1997,
  1996 and 1995                                                              F-6

Consolidated Statements of Shareholders' Equity - Years ended October
  31, 1997, 1996 and 1995                                                    F-7

Consolidated Statements of Cash Flows - Years ended October 31, 1997,
  1996 and 1995                                                              F-8

Notes to Consolidated Financial Statements - October 31, 1997               F-10

Financial Statement Schedule:

     II.  Valuation and Qualifying Accounts - Years ended October 31,
          1997, 1996, and 1995                                              F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Able Telcom Holding Corp.

We have audited the accompanying consolidated balance sheets of Able Telcom Holding Corp. and subsidiaries (the "Company") as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Able Telcom Holding Corp. and subsidiaries at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

West Palm Beach, Florida
January 19, 1998

                                       F2

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         October 31,
ASSETS                                                                        1997                   1996
------                                                                        ----                   ----
Current assets:
  Cash and cash equivalents                                              $    6,229,602          $   3,267,161
  Investments                                                                        --                571,010
  Accounts receivable, net                                                   13,399,327             13,617,792
  Inventories                                                                 1,257,218              1,374,698
  Costs and profits in excess of billings on uncompleted contracts            5,614,813                954,269
  Prepaid expenses and other                                                    508,591                757,883
  Deferred income taxes                                                              --                905,898
                                                                          -------------          -------------
     Total current assets                                                    27,009,551             21,448,711

Property and equipment, net                                                  13,113,638             10,667,357

Other assets:
  Deferred income taxes                                                         981,976                269,942
  Goodwill, net                                                               8,341,064              5,919,880
  Other                                                                         899,765                612,941
                                                                          -------------          -------------
     Total other assets                                                      10,222,805              6,802,763

                                                                          --------------         -------------
     Total assets                                                         $  50,345,994          $  38,918,831
                                                                          ==============         =============

See accompanying notes to consolidated financial statements.

                                       F3

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        OCTOBER 31,
                                                                                        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                                           1997                    1996
------------------------------------                                           ----                    ----
Current liabilities:
   Current portion of long-term debt                                        $  3,154,428           $  1,965,611
   Notes payable shareholders/directors                                          875,000              1,307,976
   Lines of credit                                                                    --              4,626,178
   Accounts payable and accrued liabilities                                    8,418,323              8,036,142
   Billings in excess of costs and profits on uncompleted contracts              291,165              1,218,724
   Customer deposit                                                              229,721                     --
                                                                            ------------           ------------
       Total current liabilities                                              12,968,637             17,154,631

Long-term debt, excluding current portion                                     14,139,567              8,149,807
Other liabilities                                                              1,277,866              2,015,895
                                                                            ------------           ------------
       Total liabilities                                                      28,386,070             27,320,333

Commitments and contingencies

Convertible redeemable preferred stock
     $.10 par value, authorized 1,000,000 shares:
     995 shares issued and outstanding in 1997                                 6,713,314                     --

Shareholders' equity:
   Common stock, $.001 par value, authorized 25,000,000 shares;
     8,580,422 and 8,203,212 shares issued and outstanding in 1997
     and 1996, respectively                                                        8,579                  8,203

   Additional paid-in capital                                                 15,095,863             12,833,286

   Unrealized loss on investments, net of tax                                         --                (53,990)

   Retained earnings (deficit)                                                   142,168             (1,189,001)
                                                                            ------------           ------------
       Total shareholders' equity                                             15,246,610             11,598,498
                                                                            ------------           ------------
       Total liabilities and shareholders' equity                           $ 50,345,994           $ 38,918,831
                                                                            ============           ============

See accompanying notes to consolidated financial statements.

                                       F4

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEARS ENDED OCTOBER 31,
                                                                       -------------------------------
                                                              1997                   1996                   1995
                                                              ----                   ----                   ----
Revenues                                                   $ 86,334,449          $ 48,906,170           $ 35,407,581
                                                           ------------          ------------           ------------
Costs and expenses:
Costs of revenues                                            68,164,404            40,486,018             27,719,750
General and administrative                                    8,780,430             8,403,491              5,464,338
Depreciation and amortization                                 4,532,248             2,749,804              1,914,064
Charges and transaction/translation losses
   related to Latin American operations                          16,987             3,553,373                 95,798
                                                           ------------          ------------           ------------
     Total costs and expenses                                81,494,069            55,192,686             35,193,950
                                                           ------------          ------------           ------------
        Income (loss) from operations                         4,840,380            (6,286,516)               213,631
                                                           ------------          ------------           ------------
Other expense (income):
   Loss on sale of investments                                       --                    --                100,379
   Interest expense                                           1,565,265             1,350,440              1,117,932
   Interest and dividend income                                (449,479)             (270,163)              (672,598)
   Other (income) expense                                     (152,694)                32,033                     --
                                                           ------------          ------------           ------------
   Total other expense, net                                    963,092             1,112,310                545,713
                                                           ------------          ------------           ------------
Income (loss) before income taxes and minority
   Interest                                                   3,877,288            (7,398,826)              (332,082)

Income tax expense (benefit)                                    727,223              (890,695)              (368,105)
                                                           ------------          ------------           ------------
Income (loss) before minority interest                        3,150,065            (6,508,131)                36,023

Minority interest                                               292,533              (597,883)               317,189
                                                           ------------          ------------           ------------

Net income (loss)                                             2,857,533            (5,910,248)              (281,166)

Preferred stock dividends                                      (260,000)                   --                     --

Discount attributable to beneficial conversion
   privilege of preferred stock                              (1,266,364)                   --                     --
                                                           ------------          ------------           ------------
Net income (loss) applicable to common stock               $  1,331,169          $ (5,910,248)          $   (281,166)
                                                           ============          ============           ============
Income (loss) per common share:                            $        .16          $       (.71)          $       (.03)
                                                           ============          ============           ============
Weighted average common shares and common stock
   equivalents outstanding                                    8,504,961             8,361,458              8,283,668
                                                           ============          ============           ============

See accompanying notes to consolidated financial statements.

                                       F5

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           UNREALIZED
                                                                             LOSS ON
                                       COMMON STOCK          ADDITIONAL    INVESTMENTS   RETAINED
                                 -----------------------      PAID-IN         NET OF     EARNINGS
                                   SHARES       AMOUNT        CAPITAL         TAXES      (DEFICIT)            TOTAL
                                 -----------   ---------  -------------    -----------   ---------        -----------
Balance at October 31, 1994       7,871,771     $ 7,872   $ 10,969,121     $(146,950)   $ 5,002,413       $15,832,456
   Issuance of common stock
     to liquidate notes
     payable to
     shareholders /
     directors                      259,434         259      1,499,741            --             --         1,500,000
   Issuance of common stock
     for exercise of
     warrants                        67,007          67        334,829            --             --           334,896
   Cancellation of common
     stock previously
     issued for acquisition          (5,000)         (5)       (13,495)           --             --           (13,500)
   Change in unrealized
     loss on investments                 --          --             --        93,825             --            93,825
   Net loss                              --          --             --            --       (281,166)         (281,166)
                                  ---------     -------   ------------     ---------    -----------       -----------
Balance at October 31, 1995       8,193,212       8,193     12,790,196       (53,125)     4,721,247        17,466,511

   Issuance of common stock
     to directors in
     connection with
     acquisition                     10,000          10         43,090            --             --            43,100
   Change in unrealized
     loss on investments                 --          --             --          (865)            --              (865)
    Net loss                             --          --             --            --     (5,910,248)       (5,910,248)
                                  ---------     -------   ------------     ---------    -----------       -----------
Balance at October 31, 1996       8,203,212       8,203     12,833,286       (53,990)    (1,189,001)       11,598,498

   Issuance of common stock
     in connection with
     acquisition                    108,489         108        620,313                                        620,421
   Issuance of common stock
     for services                     2,000           2         11,436                                         11,438
   Issuance of common stock
     for exercise of options        262,240         262        732,177                                        732,439
   Compensation recognized
     on stock options                                          337,500                                        337,500
   Issuance of common stock
     for conversion of
     convertible preferred
     shares                           4,481           4         33,727                                         33,731
   Changes in unrealized
     loss on investments                                                      53,990                           53,990
   Convertible preferred
     dividends paid                                                                        (260,000)         (260,000)
   Embedded dividend
     recognized on
     convertible preferred
     shares                                                                              (1,266,364)       (1,266,364)
   Tax benefit from
     exercise of options                                       527,424                                        527,424
   Net income                                                                             2,857,533         2,857,533
                                  ---------     -------   ------------     ---------     ----------       -----------
Balance at October 31, 1997       8,580,422     $ 8,579   $ 15,095,863     $       0     $  142,168       $15,246,610
                                  =========     =======   ============     =========     ==========       ===========

                                       F6

See accompanying notes to consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the years ended October 31,

                                                              1997                   1996                   1995
                                                              ----                   ----                   ----
Operating Activities:
   Net income (loss)                                     $  2,857,533           $ (5,910,248)          $   (281,166)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities, net of
    effects of Acquisitions:
     Depreciation and amortization                          4,532,248              2,749,804              1,914,064
     Bad debt expense                                         160,189              1,094,503                 86,593
     Provision for inventory losses                                --                290,500                     --
     Write down of Latin American assets                           --              1,593,480                     --
     Deferred income taxes                                    727,223               (890,695)              (439,341)
     Loss on sale of equipment                                (6,025)                 21,805                     --
     Loss on sale of investments                                4,096                     --                100,379
     Translation/transaction losses                                --              1,179,769                 95,798
     Minority interest                                        292,533               (597,883)               317,189
     Common stock issued for services                          11,438                     --                     --
     Compensation recognized for conversion
       of stock options                                       337,500
     Reduction in revenue for litigation                     (432,979)

   Changes in assets and liabilities, net of effects
    from Acquisitions:
     Decrease in accounts receivable                          842,066              1,854,735                796,530
     Decrease (increase) in inventories                       117,480              1,871,004               (353,318)
     Increase in costs and profits in excess of
         billings on Uncompleted contracts                 (4,660,544)              (828,553)                    --
     Decrease (increase) in prepaid expenses and
         other                                                313,265                339,711               (223,811)
     Increase in other assets                                (279,555)              (286,996)               (24,373)
     Increase (decrease) in accounts payable and
        accrued expenses                                     (198,987)               159,861             (1,514,749)
     (Decrease) Increase in billings in excess
        of costs and estimated profits on
        uncompleted contracts                                (927,559)               681,446                     --

      Increase in customer deposits                           229,721
                                                         ------------           ------------           ------------
      Net cash provided by operating activities             3,919,643              3,322,242                473,795
                                                         ------------           ------------           ------------
     Investing Activities:
     Purchases of property and equipment                   (4,487,417)            (2,557,258)            (2,250,904)
     Proceeds from the sale of equipment                       95,967                128,823                     --
     Purchases of investments                                      --                     --               (350,000)
     Sales of investments                                     566,914                     --              4,418,233
     Cash acquired in acquisitions                            403,617              1,760,970                     --
     Cash paid in acquisitions                             (3,000,000)            (3,500,000)                    --
                                                         ------------           ------------           ------------
        Net cash (used in) provided by investing
            activities                                     (6,106,814)            (4,167,465)             1,817,329
                                                         ------------           ------------           ------------

See accompanying notes to consolidated financial statements

                                       F7

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Financing Activities:
     Net borrowing under lines of credit                   (4,626,178)             1,254,178                378,000
     Payment of shareholders/directors loans                 (250,000)              (500,000)                    --
     Borrowings from shareholders/directors                                          500,000                 57,976
     Proceeds from long-term debt                          11,014,094              4,547,148                737,758
     Proceeds from debt to finance acquisition              3,000,000              3,000,000                     --
     Payments on long-term debt                            (9,272,414)            (6,251,340)            (3,775,168)
     Distributions to minority interests                     (292,532)              (210,072)              (500,795)
     Foreign currency translation adjustment                                        (778,509)                    --
     Proceeds from exercise of stock options                  732,439
     Proceeds from issuance of preferred stock              5,418,308
     Dividends paid                                          (260,000)

     Proceeds from exercise of warrants and options                                       --                334,896
                                                         ------------           ------------           ------------
Net cash provided by (used in) financing activities         5,463,717              1,561,405             (2,767,333)

Effect of exchange rate changes on cash and
   equivalents                                                     --               (401,260)                (3,901)
                                                         ------------           ------------           ------------
Increase (decrease) in cash and cash equivalents            2,962,441                314,922               (480,110)

Cash and cash equivalents at beginning of year              3,267,161              2,952,239              3,432,349
                                                         ------------           ------------           ------------
Cash and cash equivalents at end of year                 $  6,229,602           $  3,267,161           $  2,952,239
                                                         ============           ============           ============
Supplemental disclosures of cash flow information:
Non-cash transactions affecting operating,
    investing and financing activities:
Operating activities:
        Issuance of common stock for services            $     11,438           $         --           $         --
                                                         ============           ============           ============
Financing activities:
      Issuance of common stock for acquisition                620,313                     --                     --
      Common stock issued to repay
         Shareholders/directors loans                                                     --             (1,500,000)
      Issuance of notes payable for acquisition               892,000                     --                     --
                                                         ============           ============           ============
Total financing activities                               $  1,512,313           $         --           $ (1,500,000)
                                                         ============           ============           ============
See Note 3 for information on non-cash investing
and financing activities associated with
acquisitions

Interest paid                                            $  1,684,529           $  1,120,465           $    933,302
                                                         ============           ============           ============
Income taxes paid, net of refunds                        $                      $         --           $    168,460
                                                         ============           ============           ============

See accompanying notes to consolidated financial statements.

                                       F8

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Operations for subsidiaries acquired in purchase business combinations are included in the consolidated results of operations since the date of acquisition.

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

                  Changes in job performance, condition and the estimated profitability may result in changes in the estimates for project costs and profits. Revised estimates are recognized in the period in which the changes are determined.

         (C)      INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (D)      PROPERTY AND EQUIPMENT

                  Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets.

                                       F9

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         (E)      INCOME TAXES

                  Income taxes have been provided using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FASB 109).

         (F)      GOODWILL

                  Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 10 - 20 years.

                  The Company, at each balance sheet date, evaluates the recoverability of the carrying amount of goodwill if circumstances suggest it has been impaired. If this review indicates that goodwill is not recoverable, as principally determined based on the estimated undiscounted cash flows of the entity which gave rise to the goodwill, over the remaining amortization period, then the Company's carrying value of the goodwill is reduced by the estimated shortfall in cash flows.

                  The recoverability of goodwill associated long lived with assets acquired in a purchase business combination is evaluated together with the related assets if circumstances indicate the carrying amount of the asset may not be recoverable. As required under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FASB No. 121), if the assets and goodwill are not recoverable their carrying value is reduced to estimated fair value based, generally, on a discounted cash flow analysis. The initial adoption of FASB No. 121 in 1996 did not have a material impact on the Company's consolidated financial condition or results of operations.

                  See Note 15 regarding certain impairment write-downs that were recorded during 1996.

                  Goodwill is net of accumulated amortization of $1,200,046 and $791,329 at October 31, 1997 and 1996, respectively. Amortization expense for the years ended October 31, 1997, 1996 and 1995 was $408,717, $338,859 and $468,684,
                  respectively.

         (G)      CASH AND CASH EQUIVALENTS

                  The Company considers all unrestricted highly liquid securities (consisting principally of short-term money market investments and treasury notes) with a maturity or redemption option of three months or less at the date of purchase to be cash equivalents.

         (H)      FOREIGN CURRENCY TRANSLATION

                  In accordance with FASB No. 52, "Foreign Currency Translation", the financial statements of the Company's Latin American subsidiaries are remeasured using the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the year end exchange rate. Non-monetary assets and liabilities, and related income statement amounts are remeasured at historical exchange rates.

                                      F10

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         (I)      INVESTMENTS

                  The Company adopted FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective November 1, 1994. Under this statement, the Company's investments are classified as "available for sale" and, accordingly, are recorded at the quoted market value as of the fiscal year end with an offsetting adjustment to shareholders' equity, net of tax.

         (J)      STOCK COMPENSATION

                  In October 1995, the FASB issued SFAS NO. 123 "Accounting for Stock Based Compensation", which was effective for the Company beginning November 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value of the equity instrument. Under SFAS No. 123, companies are permitted to continue to apply Accounting Principal Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees. See note 9 for the required pro forma effect on net income and earnings per share as if the Company had adopted the expense recognition requirement of SFAS No. 123.

         (K)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of cash and cash equivalents, accounts receivable (generally unsecured), accounts payable and notes payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. The fair values of lines-of-credit and long-term debt approximate their carrying amount since the currently effective rates reflect market rates.

         (L)      RECLASSIFICATION

                  Certain items in the1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

         (M)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and costs. Actual results could differ from those estimates.

         (N)      PER SHARE DATA

                  Primary earnings per common share are computed by dividing net income (less preferred dividends) by the weighted average number of common shares and common shares equivalents outstanding during the period. On a fully diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible preferred stock, if dilutive.


                                      F11

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

          (O)     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-


                  In February 1997 the Financial Accounting Standards Board issued statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which will require companies to present basic earnings per share, instead of the primary and fully diluted EPS that is currently required. The new standard requires additional informational disclosures and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, (the Company's first quarter of fiscal 1998), and will require restatement of EPS for all prior periods reported.

                  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for the Company's fiscal year 1998.

                  In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report information about operating segments in interim financial reports issued to shareholders. It also establishes the standard for related disclosures about products and services, geographic areas, and major customer. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for the Company's fiscal year 1998.

                  Management is currently evaluating the requirements of SFAS No. 130 and No. 131, respectively.

                                      F12

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(3)      ACQUISITIONS

         On December 2, 1996, Able acquired all the outstanding common stock of Dial Communications, Inc. (Dial). As consideration, The Company paid $3,000,000 in cash issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at Prime plus 1/2 %. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition. Goodwill of $1,500,000 was recorded in this transaction which is being amortized over 20 years using the straightline method.

         The following summarizes the fair value of the assets of Dial acquired and the liabilities of Dial assumed:

         Cash and cash equivalents                  $  403,617
         Accounts receivable                           783,790
         Notes receivable                               63,973
         Receivable from shareholders                  231,609
         Property and equipment                      3,005,941
         Deposits                                        7,269
         Accounts payable                             (299,761)
         Income tax payable                           (129,294)
         Accrued expenses                             (383,721)
         Notes payable                                (671,002)
                                                    ----------
              Net assets                            $3,012,421
                                                    ==========

         On October 12, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Georgia Electric Company (GEC). As initial consideration, the Company paid $3,000,000 in cash. Under the terms of the earn out provision of the acquisition agreement, the Company will issue shares of common stock over a five year period beginning in fiscal 1997, contingent upon the operating performance of GEC and the market value of the Company's stock. Such amounts will be accounted for as purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition.

                                      F13

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         The following summarizes the fair values of the assets of GEC acquired and the liabilities of GEC assumed:

         Cash and cash equivalents                                          $ 1,366,619
         Accounts receivable                                                  4,422,983
         Costs and profits in excess of billings on uncompleted contracts        27,645
         Prepaid expenses                                                       221,105
         Property and equipment                                               2,258,672
         Other assets                                                            44,258
         Accounts payable and accrued liabilities                            (2,095,942)
         Billings in excess of costs and profits on uncompleted contracts      (529,445)
         Undistributed S Corp earnings due to former owners                  (2,715,895)
                                                                            -----------
         Net assets                                                         $ 3,000,000
                                                                            ===========

         The Company recorded goodwill of $1,277,866 at October 31, 1997 as a result of additional purchase price due to the former owner of GEC under the terms of the earn out provisions of the acquistion agreement. The goodwill will be amortized over 20 years using the straightline method. A corresponding amount was recorded as Other liabilities in the consolidated balance sheets for the earn out contingency.

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

         The following summarized the fair values of the assets of Connell acquired and the liabilities of Connell assumed:

         Cash and cash equivalents                                          $   394,351
         Accounts receivable                                                  1,614,923
         Costs and profits in excess of billings on uncompleted contracts        98,071
         Prepaid expenses                                                       109,661
         Property and equipment                                               1,957,195
         Other assets                                                            27,226
         Accounts payable and accrued liabilities                              (847,928)
         Billings in excess of costs and profits on uncompleted contracts        (7,833)
         Borrowings                                                            (663,017)
         Other liabilities                                                     (313,600)
                                                                            -----------
         Net assets                                                         $ 2,369,049
                                                                            ===========

                                      F14

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

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

         During the second quarter of fiscal 1996, the Company identified circumstances which suggested the carrying value of goodwill related to its Brazilian telecommunications company had been impaired. These included continuing losses from operations, consistent failure to meet budgeted operating results despite the Company's attempts to improve performance and the Company's resulting decision during the second quarter of 1996 to substantially curtail its telecommunications maintenance and construction operations. As a result, the Company estimated the expected income to be derived in future periods and the expected undiscounted future cash flows of the Brazilian telecommunications company. The results indicated that goodwill would not be recovered. Accordingly, during the second quarter, the carrying value of goodwill related to this acquisition was reduced from $447,010 to zero. This charge is included in "Charges and transaction/translation losses related to Latin American operations" in the Consolidated Statement of Operations for fiscal year 1996.

         Unaudited pro forma financial information for the Company is presented as if the Company's acquisitions of Dial, GEC, and Connell had taken place as of November 1, for each of the respective years.


                                                                 YEARS ENDED OCTOBER 31,
                                                                 -----------------------
                                                1997            1996                 1995
                                                ----            ----                 ----
         Revenues                       $ 86,334,449         $ 85,095,239         $ 78,293,663
         Net income (loss)                 1,369,142           (1,345,659)           2,363,064
         Net income (loss) per share             .16                 (.17)                 .28

         This unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the dates assumed.

                                      F15

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(4)      INVESTMENTS

         At October 31, 1996, investments consisted of preferred stock. These securities are classified as available-for-sale and have a cost basis of $625,000. The fair market value as determined by the quoted market prices, at October 31, 1996 was $571,010. The unrealized losses on these investments of $53,990 net of tax, is included as a separate component of shareholders' equity. There were no investments at October 31, 1997.

         Investment income consisted of dividends and interest income which amounted to $449,479, $180,015 and $263,502 for the years ended October 31, 1997, 1996 and 1995, respectively. During the year ended October 31, 1997 and 1995, the Company sold investment securities; the proceeds on the sale totaled 620,904 and $4,418,233 and the realized loss totalled 4,096 and $100,379, in 1997 and 1995, respectively.

(5)      ACCOUNTS RECEIVABLE

         Accounts receivable are recorded net of an allowance for doubtful accounts of $686,602 and $828,186 at October 31, 1997 and 1996,
         respectively. Accounts receivable includes retainage which has been billed but is not due until approximately 90 days after the services are rendered and accepted by the customer. Retainage totaled $935,858 and $1,675,698 at October 31, 1997 and 1996, respectively. A significant portion of accounts receivable is derived from several major customers. (See note 11)

(6)      UNCOMPLETED CONTRACTS

         Uncompleted contracts consist of the following at October 31, 1997 and 1996:

                                                                            1997                1996
                                                                            ----                ----
         Costs incurred on uncompleted contracts                        $43,237,315        $ 15,989,067
         Earnings recognized on uncompleted contracts                     7,360,962           2,706,996
                                                                        -------------------------------
              Total                                                      50,598,277          18,696,063
         Billings to date                                                45,274,629          18,960,518
                                                                        -------------------------------
              Net                                                       $ 5,323,648        $   (264,455)
                                                                        ===============================

         Included in the accompanying balance sheets under the following headings:

                                                                            1997                1996
                                                                            ----                ----
         Costs and profits in excess of billings on uncompleted         $ 5,614,813         $   954,269
         contracts

         Billings in excess of costs and profits on uncompleted             291,165           1,218,724
         contracts
                                                                        -------------------------------
              Net                                                       $ 5,323,648         $  (264,455)
                                                                        ===============================

                                      F16

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(7)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following at October 31,

                                                     1997             1996
                                                     ----             ----
         Land and buildings                     $  1,414,725     $  1,398,884
         Equipment, furniture and fixtures        19,235,073       13,493,828
         Equipment under capital lease               747,025          637,407
                                                ------------     ------------
                                                  21,396,823       15,530,119
         Less accumulated depreciation
           and amortization                       (8,283,185)      (4,862,762)
                                                ------------     ------------
         Property and equipment, net            $ 13,113,638     $ 10,667,357
                                                ============     ============

         Depreciation and amortization expense relating to property and equipment amounted to $4,532,248, $2,410,945 and $1,445,380 in 1997,
         1996 and 1995, respectively.

(8)      BORROWINGS

         The Company's borrowings consist of the following at October 31, 1997 and 1996:

                                                                                1997             1996
                                                                                ----             ----
         LINES OF CREDIT - SHORT TERM:

         Bank lines of credit ($6,000,000 aggregate maximum limit at
         October 31, 1997) $6,000,000 maturing on March 1, 1998
         interest payable monthly at prime (8.75% at October 31, 1997)
         secured by substantially all the assets of the Company             $ 6,000,000      $ 6,126,178

         Less effect of refinancing transaction                              (6,000,000)      (1,500,000)
                                                                            -----------      -----------
                                                                            $        --      $ 4,626,178
                                                                            ===========      ===========
         NOTES PAYABLE TO SHAREHOLDERS/DIRECTORS-SHORT TERM:

         Notes payable to shareholders, principal and interest due on demand at 18%, unsecured, personally guaranteed by a
         shareholder/director of the Company                                $   875,000      $ 1,307,976

         Note payable to a director, principal due on demand, interest
         due quarterly at Prime (8.75% at October 31, 1996), unsecured               --          250,000
                                                                            -----------      -----------
                                                                                875,000        1,557,976
         Less effect of refinancing transactions                                     --         (250,000)
                                                                            -----------      -----------
                                                                            $   875,000      $ 1,307,976
                                                                            ===========      ===========


                                      F17

                                                                                1997             1996
                                                                                ----             ----
         Long-Term Debt:

         Notes payable to a bank, payable in monthly installments
         aggregating approximately $158,000, interest payable monthly ranging from prime (8.75% at October 31, 1997) to prime plus 1/2%,
         secured by substantially all the assets of the Company.            $ 3,560,157      $ 4,061,987

         Note payable to a bank, principal and interest due December 2,
         1996 at prime (8.75% at October 31, 1997), secured by
         substantially all the assets of the Company                                 --        1,500,000

         Note payable to the sellers of Connell, principle and accrued interest due January 2, 1997, interest at 9%, secured by
         certain accounts receivable and all property and equipment of
         Connell not otherwise pledged to a bank                                     --        1,869,049

         Mortgage note payable to a bank, payable in monthly
         installments of $1,604 plus interest at prime (8.75% at
         October 31, 1996) plus 1/2% secured by land and building
         with a carrying value of approximately $425,000 as of
         October 31, 1997                                                       269,430          288,750

         Notes payable to banks, payable in monthly installments of principal and interest ranging from 8.75% to 14.9% at October
         31, 1997, secured by related equipment                                      --           91,477

         Notes payable to banks, payable in monthly installments of principal and interest of 8.50 at October 31, 1997, secured by
         real and personal property of GEC                                    2,500,000

         Notes payable to former owner of Dial payable in monthly installments of principal and interest of 8.50% at October 31, 1997, secured
         by promissory note                                                     669,000

         Notes payable to banks, payable in monthly installments of principal and interest  at prime ( 8.75 % at October 31,
         1997), secured by real and personal property of Dial                 2,875,500

         Notes payable to banks, payable in monthly installments of principal and Interest at prime 8.75% at October 31, 1997
         secured by related equipment                                           385,122

         Notes payable to bank, payable in monthly installments of
         principal and interest at prime (8.75% at October 31,
         1997), secured by related equipment                                    510,530
                                                                            -----------      -----------
                                                                             10,769,739        7,811,263
         Plus effect of refinancing transactions                              6,000,000        1,750,000

         Capital leases (see note 14)                                           524,256          554,155
                                                                            -----------      -----------

                                      F18


         Total long-term debt                                                17,293,995      $10,115,418

         Less current portion, giving effect to the refinancing
         transaction                                                         (3,154,428)      (1,965,611)
                                                                            -----------      -----------
         Long-term debt, excluding current portion                          $14,139,567      $ 8,149,807
                                                                            ===========      ===========

         Subsequent to the fiscal year end October 31, 1997, the Company completed an issuance of unsecured Subordinated Debt totaling $10,000,000 with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25. The subordinated debt accrues interest at 12% payable semi-annually in arrears. Principal payments are due in January 2004 and 2005 giving the notes an average life of
         6.5 years. The Subordinated Debt agreement contains covenants which require among other conditions, that the Company maintain certain tangible net worth, minimum fixed coverage charges and limitations on total debt. The proceeds were used for current working capital needs and to pay off existing debt and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan.

         In conjunction with the subordinated debt issue, Able Telcom has also obtained a signed a commitment letter with a financial institution for a $30,000,000 three year senior secured revolving credit facility (the "Credit Facility") with a $2,000,000 sub-limit for the issuance of Standby Letter(s) of credit. The Credit Facility allows the Company to select between the following interest rate options: (I) a Base Rate plus an Applicable Margin or (ii) LIBOR (1, 2, 3, or 6 months) plus an Applicable Margin. The Applicable Margin ranges from 0.00% to 2.50 %. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contains covenants which require among other things that the Company maintain certain tangible net worth, minimum fixed coverage charges, and limitations on total debt. The Credit Facility is secured by a perfected first priority security interest on all tangible assets of the Company. The proceeds of the Credit Facility will be used to finance working capital requirements as well as other general corporate purposes including acquisitions and equipment capital expenditures with the Company's overall strategic plan.

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

         Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the Preferred Stock) and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible to shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (ranging from 10% to 20% depending upon the date of conversion) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Company recognized the discount attributable to the beneficial conversion privilege of approximately $1,300,000 by accreting the amount from the date of issuance, December 20, 1996, through the last date the discount rate increase can occur, December 20, 1997, as an adjustment of net income attributable to common shareholders. This accretion adjustment, which also represents the adjustment needed to accrete to the redemption value of the Preferred Stock, resulted in a charge to retained earnings and accompanying credit to the Preferred Stock. The Preferred Stock accrues dividends at an annual rate of 5% and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. Upon the occurrence of certain events, including failure to effect a timely registration statement related to the conversion features and warrants associated with the preferred stock, the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends plus an amount determined by formula. Proceeds from the private placement were used to repay a $1,869,050 note payable to the sellers of Connell, a $250,000 note payable to a director, and $2,015,895 due the former principals of GEC. The amount due to the former principals of GEC represented undistributed S

                                      F19

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         corporation profits existing at the date of acquisition, and is presented as "Other liabilities" in the accompanying Consolidated Balance Sheet at October 31, 1996.

         The classification of debt in the consolidated balance sheets reflects the effects of the above mentioned financing transactions.

         During the fiscal year ended October 31, 1997 five shares of the convertible preferred were converted into 4481 shares of the Company's common stock and 1,000 warrants were forfeited.

         The aggregate maturates of long-term debt and capital leases for years subsequent to October 31, 1997, giving effect to the December 1997 refinancing and private placement, are as follows:

         1998                                                  $ 3,154,428
         1999                                                    2,776,343
         2000                                                    2,387,657
         2001                                                    1,408,039
         2002                                                      656,850
         Thereafter                                              6,910,678
                                                               -----------
                                                               $17,293,995
                                                               ===========

(9)      STOCK OPTIONS

         During 1996, the Company's shareholders adopted a stock option plan comprised of incentive stock options for employees and non-qualified stock options for non-affiliated directors (the "Plan"). The Plan provides for the issuance of up to 550,000 options to employees and non-affiliated directors. The exercise price for incentive options under the Plan will approximate the fair value of the Company's common stock on the date of the grant. The purchase price for grants of non-qualified stock options will be determined by the Company's Board of Directors. At October 31, 1997, a total of 250,180 options, net of canceled shares, have been granted under the Plan. Incentive options granted to employees generally become exercisable over a three year period in equal installments beginning the year after the date of the grant. Non-qualified options granted to non-affiliated directors become exercisable one year after the date of the grant.

         In addition, specific stock options have been granted to certain officers prior to or outside the Plan, a portion of which remain unexercised at October 31, 1997. During the fiscal year ended October 31, 1992, an option to purchase 260,000 shares of Common Stock at $.05 per share was granted to a director of the Company. In addition, in fiscal 1993 an officer was granted an option to purchase 100,000 shares of common stock at $.50 per share. For the years ended October 31, 1996 and 1995 160,500 of these options remained outstanding and available for exercise.

         During 1995, options to purchase 100,000 shares at $4.83 per share were granted to an officer, pursuant to employment agreement. All such options were granted at the fair market value on the date of grant and were outstanding as of October 31, 1996.

         During fiscal year 1997 additional options were granted to officers and non affiliated directors. These included 120,000 at $6.00 granted to former officers and directors and 75,000, ranging from $6.00 to $7.00, granted to current officers and directors. Certain of these options were granted at below market price which resulted in the recognition of compensation expense of approximately $337,500 in fiscal 1997.


                                      F20

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         The Company's 1996 Incentive Stock Option Plan has authorized the grant of options to employees and non-affiliated directors for up to 550,000 shares of the companies common stock (See note 9).

         Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996 respectively: risk-free interest rate of 5.65% ; dividend yields of 0 and volatility factors of the expected market price of the Company's common stock of .463 and .463 ; and a weighted-average expected life of the option of 2 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosing the estimated fair value of the options is amortized over the options vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                               1997                  1996
                                               ----                  ----
         Pro forma net income (loss)       $2,647,457            $(5,760,098)

         Pro forma earnings (loss)
                per share
                Primary                          .313                 (.689)
                Fully diluted                    .313                 (.689)

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (ABP 25) and related Interpretations in Accounting for its employee stock Options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 "Accounting for Stock-Based Compensation," requires use of option valuation Models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                      F21

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         A summary of the Company's stock activity, and related information for the years ended October 31 follows:


                                                OPTION PRICE
                                   NUMBER OF      PER SHARE          TOTAL
                                    SHARES         AVERAGE           PRICE
                                   ---------------------------------------
Shares under option
  at October 31, 1995              444,500      $   1.67        $  742,315
Granted                            248,500          6.66         1,655,010
Forfeited                          (44,520)         6.56          (291,606)
                                   ---------------------------------------
Shares under option
  at October 31, 1996              648,480          3.25         2,105,719
Granted                            292,000          6.50         1,898,000
Exercised                         (412,240)         1.80          (742,032)
Forfeited                          (44,800)         6.28          (281,344)
                                   ---------------------------------------
Shares under option
  at October 31, 1997              483,440      $   6.16        $2,980,343
                                   =======================================
Shares under option
  at October 31, 1996              561,166      $   6.55        $3,675,637
                                   =======================================
Shares under opton at
  October 31, 1997                 272,400      $   6.66        $1,814,184
                                   =======================================


Exercise prices for options outstanding as of October 31, 1997 ranged from $.50 to $7.813. The weighted-average remaining contractual life of those options is 6 years.

(10)     INCOME TAXES

         An analysis of the components of (loss) income before income taxes and minority interest and the related income tax (benefit) expense is presented below:

                                             1997                1996                1995
                                             ----                ----                ----
         Domestic                        $  3,304,300        $(3,770,323)       $   (817,790)
         Foreign                              572,988         (3,628,503)            485,708
                                         ------------        -----------        ------------
                                         $  3,877,288        $(7,398,826)       $   (332,082)
                                         ============        ===========        ============
         Provision for income taxes:
            Federal
              Current                    $         --        $        --        $         --
              Deferred                        657,071           (969,353)           (202,074)
            State
              Current                              --                 --                  --
              Deferred                          70,152          (165,934)                 --
            Foreign
              Current                              --                 --              71,236
              Deferred                             --            244,592            (237,267)
                                         ------------        -----------        ------------
         Provision for income tax
           (benefit) expense             $    727,223        $  (890,695)       $   (368,105)
                                         ============        ===========        ============

                                      F22

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                             1997        1996         1995
                                             ----        ----         ----
         (Benefit) tax at federal
         statutory rate                        34%        (34)%        (34)%

         State income tax, net                 .2           4           --
         Non-deductible goodwill                4           2           35
         Reduction in valuation
          allowance                            --          (1)          (7)

         Reduction in (benefit) tax
         provided on foreign
         operations                           (20)         22          (92)

         Other                                3.8           3          (13)
                                            ------      ------      ------
         Effective income tax rate              22%        (12)%      (111)%
                                            ======      ======      ======



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                     1997            1996
                                                     ----            ----
         Deferred tax assets:
           Unrealized loss on investments        $     --         $   18,388
           Reserve for bad debts                    135,108          295,804
           Net operating loss carry forward       1,142,847        1,452,313
           Foreign tax credit carry forwards        423,914               --
           Other                                     69,555           55,281
                                                -----------       ----------
                                                  1,771,424        1,821,786
         Deferred tax liabilities:
           Plant, property and equipment           (659,866)        (645,946)
           Investment in foreign subsidiaries      (129,581)              --
           Other                                         --               --
                                                -----------       ----------
                                                   (789,447)        (645,946)
                                                -----------       ----------
              Net deferred tax asset            $   981,976       $1,175,840
                                                ===========       ==========

         At October 31, 1997, the Company has Federal net operating loss carryforwards of approximately $3,037,064. These net operating loss carryforwards begin to expire at the end of the fiscal year ending October 31, 2009.

                                      F23

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(11)     MAJOR CUSTOMERS/CONCENTRATION OF CREDIT RISK

         A significant portion of the Company's business is derived from four major customers including a governmental agency, two telephone companies and an industrial manufacturer. At October 31, 1997 and 1996, the Company had accounts receivable from these customers of $3,109,025 and $5,453,885 or 48% and 42% of total accounts receivable, respectively. Revenues from these customers totaled approximately $30,880,000, $22,786,000 and $9,498,000 or 36%, 50% and 27% of
         consolidated revenues in fiscal years 1997, 1996 and 1995, respectively.

         Approximately 50 % of the Company's Latin American revenues are derived from one customer in Venezuela. Revenues from this customer were approximately 2 % of consolidated revenues in 1997 (4% in 1996; and 6% in 1995). Accounts receivable outstanding for this customer were $776,000 and $257,994 at October 31, 1997 and 1996, respectively.

(12)     INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

         The Company currently operates primarily in two industry segments: telecommunication network services and traffic management systems and devices. Traffic management operations are conducted in the United States while telecommunication network services are conducted both in the United States and Latin America (mainly in Venezuela and Brazil). Revenues, (loss) income from operations, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries and geographic areas in which the Company operates are presented below.

         INDUSTRY SEGMENTS                                  1997               1996                1995
                                                            ----               ----                ----
         Revenues:
            Traffic management operations              $ 46,795,604        $ 22,661,644       $ 22,872,331
            Telecommunication network services           39,538,845          26,244,526         12,535,250
                                                       ------------        ------------       ------------
              Total                                    $ 86,334,449        $ 48,906,170       $ 35,407,581
                                                       ============        ============       ============

         Income (loss) from operations:
            Traffic management operations              $  3,771,385        $ (3,454,076)      $    286,149
            Telecommunication network services            1,068,995          (2,832,440)           (72,518)
                                                       ------------        ------------       ------------
              Total                                    $  4,840,380        $ (6,286,516)      $    213,631
                                                       ============        ============       ============
         Identifiable Assets:
            Traffic management operations              $ 28,884,967        $ 25,099,066       $ 21,701,922

            Telecommunication network services           21,461,027          13,819,765         10,780,294
                                                       ------------        ------------       ------------
              Total                                    $ 50,345,994        $ 38,918,831       $ 32,482,216
                                                       ============        ============       ============

         Capital Expenditures:
            Traffic management operations              $  1,635,970        $  1,275,451       $    353,148
            Telecommunication network services            2,851,447           2,216,097          1,897,756
                                                       ------------        ------------       ------------
              Total                                    $  4,487,417        $  3,491,548       $  2,250,904
                                                       ============        ============       ============

         Depreciation and amortization:
            Traffic management operations              $  1,710,831        $  1,228,647       $    996,249
            Telecommunication network services            2,821,417           1,521,157            917,815
                                                       ------------        ------------       ------------
              Total                                    $  4,532,248        $  2,749,804       $  1,914,064
                                                       ============        ============       ============

                                      F24

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         GEOGRAPHIC AREAS
         Revenues:
            United States                              $ 82,171,132        $ 45,160,312       $ 32,179,831
            Latin America                                 4,163,317           3,745,858          3,227,750
                                                       ------------        ------------       ------------
              Total                                    $ 86,334,449        $ 48,906,170       $ 35,407,581
                                                       ============        ============       ============

         Income (Loss) from Operations:
            United States                              $  4,823,824        $ (2,072,678)      $    364,264
            Latin America                                    16,556          (4,213,838)          (150,633)
                                                       ------------        ------------       ------------
              Total                                    $  4,840,380        $ (6,286,516)      $    213,631
                                                       ============        ============       ============

         Identifiable Assets:
            United States                              $ 47,781,370        $ 36,409,993       $ 26,955,667
            Latin America                                 2,564,623           2,508 838          5,526,549
                                                       ------------        ------------       ------------
              Total                                    $ 50,345,993        $ 38,918,831       $ 32,482,216
                                                       ============        ============       ============

(13)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         (Dollars in thousands, except per share amounts)

                                       FIRST         SECOND        THIRD           FOURTH
                                      QUARTER        QUARTER      QUARTER         QUARTER
                                    -----------    ----------   ------------    ------------
         1997
         Revenues                   $    18,326    $    20,871   $    21,984    $     25,153
         Operating Income                 1,142          1,785         1,024             888
         Net Income                         505            851           932             567
         Income per share                   .04            .04           .06             .06

         1996
         Revenues                   $    11,578    $    12,592   $    11,860    $     12,876
         Operating Income (Loss)         (1,036)        (2,095)          199          (3,355)
         Net Income (Loss)                 (533)        (2,562)          137          (2,952)
         Income (Loss) per share           (.06)          (.31)          .02            (.35)

Certain adjustments were made in the fourth quarter of 1997 which included a reduction in reserves associated with litigation between the Company and former owners of TSCI of $225,000. See Note 14 (b).

Certain adjustments were recorded in the fourth quarter of 1996 which included adjustments to provide allowances for uncollectible accounts receivable and obsolete inventory. These adjustments resulted in charges against operations aggregating approximately $1,351,000.

(14)     COMMITMENTS AND CONTINGENCIES

         (A)      LEASED PROPERTIES

                  As of October 31, 1997, the Company leased office space and equipment under various non-cancelable long-term operating lease arrangements.

                  During fiscal year 1997, the Company leased certain equipment under an agreements which are classified as capital leases. Cost and accumulated amortization of such assets as of October 31, 1997 totaled $747,025 and $127,482.

                                      F25

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

         Future minimum lease payments required under operating and capital leases with initial terms in excess of one year are as follows:

                                                  CAPITAL            OPERATING
         YEARS ENDING OCTOBER 31,                 LEASES               LEASES
                                                 ---------           ----------
         1998                                    $ 177,489           $  441,602
         1999                                      179,492              231,031
         2000                                      177,907              183,802
         2001                                       61,612               65,672
         2002                                           --               67,692
         Thereafter                                     --               94,140
                                                 ---------           ----------
         Total minimum lease payments              596,500           $1,083,939

         Present value of net minimum lease
           payments                                524,256
         Less current installments of
           obligations under capital leases        139,001
                                                 ---------
         Obligations under capital leases,
           excluding current installments        $ 385,255
                                                 =========

                  Rental expense for operating leases amounted to $833,710, $631,706 and $323,180 for the years ended October 31, 1997, 1996 and 1995, respectively. The Company paid rent to former directors of the Company totaling $89,460 for fiscal years 1997, 1996 and 1995. In addition, the Company has entered into an agreement with the former principals of GEC to purchase, by June 1997, a facility for $350,000 subject to the Company obtaining favorable financing and other terms. The Company has paid 60,000 in rent to these former principals of GEC on this facility in fiscal year 1997.

                  (B)      LITIGATION

                  In July 1997, the Company terminated the employment of William
                  J. Mercurio, the Company's former Chief Executive Officer and Chief Financial Officer. On July 31, 1997, Mr. Mercurio filed a lawsuit in the (15th Judicial Circuit Court in and for Palm Beach County, Florida) naming the Company as defendant and alleging that the Company breached an employment agreement (and a stock option agreement) to which he and the Company were parties. As a result of the alleged breach, Mr. Mercurio seeks damages and specific performance under the employment agreement (and the stock option agreement). In the lawsuit, the Company intends to vigorously to defend itself and to prove that its actions in terminating Mr. Mercurio's employment were proper and justified under the terms of his employment agreement.

                  Additionally, the Company is party from time to time to various legal roceedings. In the opinion of management, none of these proceedings are expected to have a material impact on its financial position or results of operations.

                                      F26

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(15)     LATIN AMERICAN OPERATIONS

         Revenues, costs and expenses and net (loss) income from Latin American operations for the years ended October 31, 1997, 1996 and 1995 are as follows:

                                              Years ended October 31,
                                          1997         1996          1995
                                      ------------  -----------  ------------

         Revenues                     $  4,163,317  $ 3,745,858  $  3,227,750
         Costs and expenses              4,146,761    7,374,361     3,282,585
         Net Income (loss)                  16,556   (3,628,503)      (54,835)

         The Company has continued to monitor closely its Latin American operations due to the poor operating results in fiscal year 1996 Able's International operations have shown improvement in fiscal 1997 as a result of the stabilization of the exchange rate and increase in revenue producing contracts. During the year ended October 31, 1997 the Company's Latin American operations incurred approximately $200,000 of marketing expense related to a proprietary product.

         The net loss for fiscal year 1996 includes charges relating to the write-off of certain goodwill related to Latin American operations, foreign currency losses as a result of the devaluation of the Venezuelan Bolivar and provisions for the write-down of certain investments, accounts receivable and deferred tax assets. Such amounts approximate $921,000, $1,180,000 and $353,000, respectively.
         Additionally, during the year ended October 31, 1996, the Company's Latin American operations incurred approximately $1.1million of marketing expenses related to a proprietary product.

         During the second quarter of fiscal 1996 the Company identified circumstances which suggested the carrying value of goodwill related to its Brazilian subsidiary and master contacts of its Venezuelan subsidiaries had been impaired. These included continuing losses from operations, consistent failure to meet budgeted operating results despite the Company's attempts to improve performance, the determination that certain revenue producing contracts would not be renewed in the forseeable future and the Company's resulting decision during the second quarter of 1996 to substantially curtail its telecommunications maintenance and construction operations in Latin America. As a result, the Company estimated the expected income to be derived in future periods and the expected undiscounted future cash flows of its Latin American operations. The results indicated that the goodwill and master contracts would not be recovered. Accordingly, during the second quarter of 1996, the carrying value of these assets was reduced from approximately $921,000 to zero. This charge is included in "Charges and transaction/translation losses related to Latin American operations" in the Consolidated Statements of Operations for fiscal year 1996.

                                      F27

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

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

         The Company's investment in Latin American entities, whose primary assets consist of accounts receivable and property and equipment, totaled $2,588,623, and, $2,080,053 at October 31, 1997 and 1996,
         respectively.

(16)     OTHER SUBSEQUENT EVENTS

         In December 1997, the Company signed a definitive agreement with COMSAT RSI, JEFA's Wireless ("JEFA") to acquire (the "JEFA Acquisition") certain assets and assume certain liabilities of JEFA's intelligent traffic systems and wireless infrastructure and services business. Finalization of JEFA Acquisition is subject to a number of conditions, among them the approval of the Texas Department of Transportation. Accordingly, there can be no assurance that the JEFA Acquisition will ultimately be consummated.


                                      F28

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

                        Valuation and Qualifying Accounts

                   Years ended October 31, 1997, 1996 and 1995

                                     BALANCE AT                          CHARGED TO                         BALANCE AT
                                      BEGINNING                           COSTS AND                           END OF
                                      OF PERIOD       ACQUISITIONS        EXPENSES        DEDUCTIONS          PERIOD
                                     ----------       ------------       ----------       ----------        ----------
Allowance for doubtful accounts:
October 31, 1997                    $   828,186                 --      $   160,189      $    301,773      $   686,602
October 31, 1996                    $   535,914      $       2,882      $   746,283      $    456,893      $   828,186
October 31, 1995                    $ 1,278,933      $         ---      $    86,593      $    829,612      $   535,914

                                      F29

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
-------                     -----------
 10.25 Securities Purchase Agreements, each dated as of January 6, 1998, between Able Telcom Holding Corp. and each of the Purchasers named therein
 11       Computation of Per Share Earnings
 21       List of subsidiaries as of October 31, 1997
 23.1     Consent of Ernst and Young LLP
 27       Financial Data Schedule (for SEC use only)