Form 10-K/A
period 1997-10-31
ABLE TELCOM HOLDING CORP
filed 1998-03-20
CIK 826411

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004

                                FORM 10-K/A-1

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 1997

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ______________ to _______________.

Commission file number 0-21986

                            ABLE TELCOM HOLDING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                     65-0013218
------------------------------                    -------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                    Identification No.)


1601 FORUM PLACE, SUITE 1110, WEST PALM BEACH, FLORIDA         33401
------------------------------------------------------       ---------
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

      There were 9,135,384 shares of Common Stock outstanding as of February 12, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the definitive Proxy Statement for the Registrant's Annual

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

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

       Registrant and SunTrust Bank, South Florida N.A. effective as of May 20, 1996(3)
10.20 Second Modification to Term Loan and Revolving Line of Credit Facility between the Registrant and SunTrust, South Florida N.A. effective as of October 30, 1996(3)
10.21 Third Modification to Term Loan and Revolving Line of Credit Facility between the Registrant and SunTrust Bank, South Florida N.A. effective as of December 2, 1996(3)
10.22 Term Loan and Security Agreement between Able Telcom Holding Corp., Georgia Electric Company, Inc., Traffic Management Group, Inc., Transportation Safety Contractors, Inc., Transportation Safety Contractors of Virginia, Inc. and SunTrust Bank South Florida N.A., effective December 2, 1996(3)
10.23  Stock Purchase Agreement(7)
10.24 Asset Purchase Agreement dated as of November 26, 1997 with COMSAT RSI, JEFA Wireless, Transportation Safety Contractors, Inc., Georgia Electric Company, Able Telcom Holding Corp. and COMSAT Corporation(10)
10.25 Securities Purchase Agreements, each dated as of January 6, 1998, between Able Telcom Holding Corp. and each of the Purchasers named therein(9)
11     Computation of Per Share Earnings
21     List of subsidiaries as of October 31, 1997(9)
23.1   Consent of Ernst and Young LLP
27     Financial Data Schedule (for SEC use only)


     (1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1 (Registration #33-65854) ordered effective by the Commission on February 26, 1994, as an amended.
     (2) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal year 1994.
     (3) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal year 1996.
     (4) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K dated December 22, 1995.
     (5) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on October 25, 1996.
     (6) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on December 13, 1996.
     (7) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on December 31, 1996.
     (8) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration #333-04377) ordered effective by the Commission on June, 1996.
     (9) Previously filed with the commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal 1997.
     (10) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on March 12, 1998.

(b) No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1997.

                          ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ABLE TELCOM HOLDING CORP.

                     BY: _________________________  MARCH   , 1998
                         FRAZIER L. GAINES, CEO

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    SIGNATURES                       TITLE                   DATE SIGNED
    ----------                       -----                   -----------

--------------------
FRAZIER L. GAINES          Chief Executive Officer and     March ____, 1998
                           Director (Principal
                           Executive Officer)

--------------------
BILLY V. RAY, JR.          Chief Financial Officer and     March _____, 1998
                           Assistant Secretary
                           (Principal Finance &
                           Accounting Officer)
--------------------
JONATHAN A. BRATT          Director                        March _____, 1998

--------------------
JOHN D. FOSTER             Director                        March ______, 1998

--------------------
ROBERT NELLES              Director                        March _______,1998


--------------------
GIDEON TAYLOR              Chairman and Director           March ______ , 1998


--------------------
RICHARD J. SANDULLI        Director and Vice President     March ______,  1998

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants                          F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - October 31, 1997 and 1996                     F-3

Consolidated Statements of Operations - Years ended October 31, 1997,
  1996 and 1995                                                             F-5

Consolidated Statements of Shareholders' Equity - Years ended
  October 31, 1997, 1996 and 1995                                           F-6

Consolidated Statements of Cash Flows - Years ended October 31,
  1997, 1996 and 1995                                                       F-7

Notes to Consolidated Financial Statements - October 31, 1997               F-9

Financial Statement Schedule:

   II.  Valuation and Qualifying Accounts - Years ended October 31,
          1997, 1996, and 1995                                              F-23

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

                                            /s/ ERNST & YOUNG LLP
                                            ---------------------
                                                Ernst & Young LLP

West Palm Beach, Florida
January 19, 1998

                          ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES



                                 October 31,1997

                           CONSOLIDATED BALANCE SHEETS

                                                             OCTOBER 31,

ASSETS                                                   1997           1996
                                                      -----------    -----------
Current assets:
  Cash and cash equivalents                           $ 6,229,602    $ 3,267,161
  Investments                                                --          571,010
  Accounts receivable, net                             13,399,327     13,617,792
  Inventories                                           1,257,218      1,374,698
  Costs and profits in excess of billings on
   uncompleted contracts                                5,614,813        954,269
  Prepaid expenses and other                              508,591        757,883
  Deferred income taxes                                      --          905,898
                                                      -----------    -----------

   Total current assets                                27,009,551     21,448,711

Property and equipment, net                            13,113,638     10,667,357

Other assets:
  Deferred income taxes                                   981,976        269,942
  Goodwill, net                                         8,341,064      5,919,880
  Other                                                   899,765        612,941
                                                      -----------    -----------

   Total other assets                                  10,222,805      6,802,763


                                                      -----------    -----------
   Total assets                                       $50,345,994    $38,918,831
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                          ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                                October 31, 1997

                           CONSOLIDATED BALANCE SHEETS

                                                            OCTOBER 31,
                                                    ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                    1997           1996
                                                    ------------   ------------
Current liabilities:
  Current portion of long-term debt                 $  3,154,428   $  1,965,611
  Notes payable  shareholders/directors                  875,000      1,307,976
  Lines of credit                                           --        4,626,178
  Accounts payable and accrued liabilities             8,418,323      8,036,142
  Billings in excess of costs and profits on
   uncompleted contracts                                 291,165      1,218,724
    Customer deposit                                     229,721           --
                                                    ------------   ------------
          Total current liabilities                   12,968,637     17,154,631

Long-term debt, excluding current portion             14,139,567      8,149,807
Other liabilities                                      1,277,866      2,015,895
                                                    ------------   ------------

     Total liabilities                                28,386,070     27,320,333

Commitments and contingencies

Convertible redeemable preferred stock
     $.10 par value, authorized 1,000,000 shares:      6,713,314           --
     995 shares issued and outstanding in 1997

Shareholders' equity:
  Common stock, $.001 par value, authorized
   25,000,000 shares; 8,580,422 and 8,203,212
   shares issued and outstanding in 1997 and 1996
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



                          ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                                October 31, 1997

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              FOR THE YEARS ENDED OCTOBER 31,

                                           1997            1996            1995
                                       ------------    ------------    ------------
Revenues
                                       $ 86,334,449    $ 48,906,170    $ 35,407,581
Costs and expenses:

Costs of revenues                        68,164,404      40,486,018      27,719,750
General and administrative                8,780,430       8,403,491       5,464,338

Depreciation and amortization             4,532,248       2,749,804       1,914,064

Charges and transaction/translation
losses related to Latin American
operations                                   16,987       3,553,373          95,798
                                       ------------    ------------    ------------


   Total costs and expenses              81,494,069      55,192,686      35,193,950
                                       ------------    ------------    ------------

   Income (loss) from operations          4,840,380      (6,286,516)        213,631
                                       ------------    ------------    ------------

Other expense (income):
  Loss on sale of investments                  --              --           100,379
  Interest expense                        1,565,265       1,350,440       1,117,932
  Interest and dividend income             (449,479)       (270,163)       (672,598)
  Other (income) expense                   (152,694)         32,033            --
                                       ------------    ------------    ------------
   Total other expense, net                  963,09       1,112,310         545,713
                                       ------------    ------------    ------------

Income (loss) before income taxes
 and minority Interest                    3,877,288      (7,398,826)       (332,082)

Income tax expense (benefit)                727,223        (890,695)       (368,105)
                                       ------------    ------------    ------------

Income (loss) before minority
interest                                  3,150,065      (6,508,131)         36,023

Minority interest                           292,532        (597,883)        317,189
                                       ------------    ------------    ------------
Net income (loss)                         2,857,533        (5,910,2)8      (281,166)

Preferred stock dividends                  (260,000)           --              --

Discount attributable to beneficial
conversion Privilege of preferred
  stock                                  (1,266,364)           --              --
                                       ------------    ------------    ------------

Net income (loss) applicable to
common stock                           $  1,331,169    $ (5,910,248)   $   (281,166)
                                       ============    ============    ============

Income (loss)  per common share:       $        .16    $       (.71)   $       (.03)
                                       ============    ============    ============

Weighted average common shares and
common stock equivalents outstanding      8,504,972       8,361,458       8,283,668
                                       ============    ============    ============


See accompanying notes to consolidated financial statements.



                          ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                                October 31, 1997

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK
                                              -------------------
                                                                                      UNREALIZED
                                                                                        LOSS ON       RETAINED
                                                                      ADDITIONAL      INVESTMENT      EARNING
                                              SHARES      AMOUNT      CAPITAL  IN     NET OF TAXES    (DEFICIT)          TOTAL
                                            -----------   -------     ------------    ------------   -----------     ------------
Balance at October 31, 1994                 7,871,771     $ 7,872     $ 10,969,121     $(146,950)    $ 5,002,413     $ 15,832,456

  Issuance of common stock to
   liquidate notes payable to
   shareholders / directors                   259,434         259        1,499,741          --              --          1,500,000
  Issuance of common stock
   for exercise of warrants                    67,007          67          334,829          --              --            334,896
  Cancellation of common stock
   previously issued for acquisition           (5,000)         (5)         (13,495)         --              --            (13,500)

  Change in unrealized loss
   on investments                                --          --               --          93,825            --             93,825
   Net loss                                      --          --               --            --          (281,166)        (281,166)
                                          -----------     -------     ------------     ---------     -----------     ------------
Balance at October 31, 1995                 8,193,212       8,193       12,790,196       (53,125)      4,721,247       17,466,511


  Issuance of common stock to
   directors in connection with
   acquisition                                 10,000          10           43,090          --              --             43,100
  Change in unrealized loss
   on Investments                                --          --               --            (865)           --               (865)
     Net loss                                    --          --               --            --        (5,910,248)      (5,910,248
                                          -----------     -------     ------------     ---------     -----------     ------------
Balance at October 31, 1996                 8,203,212       8,203       12,833,286       (53,990)     (1,189,001)      11,598,498


  Issuance of common stock in
   connection with acquisition                108,489         108          620,421                                        620,313
  Issuance of common stock
   for services                                 2,000           2           11,436                                         11,438
   Issuance of common stock
   for exercise of options                    262,240         262          732,177                                        732,439
  Compensation recognized on
   stock options                                                           337,500                                        337,500
  Issuance of common stock
   for conversion  of convertible
   preferred shares                             4,481           4           33,727                                         33,731
  Changes in unrealized loss
   on investments                                                                         53,990                           53,990
  Convertible preferred dividends paid                                                                  (260,000)        (260,000)
  Embedded dividends on convertible
   preferred shares                                                                                   (1,266,364)      (1,266,364)
  Tax benefit from exercise of options                                     527,424                                        527,424
  Net income                                                                                           2,857,533        2,857,533
                                          -----------     -------     ------------     ---------     -----------     ------------
Balance at October 31, 1997               $ 8,580,422     $ 8,579     $ 15,095,863     $       0     $   142,168     $ 15,246,610

                                          ===========     =======     ============     =========     ===========     ============



See accompanying notes to consolidated financial statements.

                          ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                                  October 31, 1997

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the years ended October 31,

                                                   1997            1996            1995
                                                -----------     -----------     -----------
Operating Activities:
  Net income (loss)                             $ 2,857,533     $(5,910,248)    $   281,166)
   Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities, net of effects of
  Acquisitions:
   Depreciation and amortization                  4,532,248       2,749,804       1,914,064
   Bad debt expense                                 160,189       1,094,503          86,593
   Provision for inventory losses                      --           290,500            --
   Write down of Latin American                        --         1,593,480            --
     assets
   Deferred income taxes                            727,223        (890,695)       (439,341)
   Loss on sale of equipment                         (6,025)         21,805            --
   Loss on sale of investments                        4,096            --           100,379
   Translation/transaction losses                      --         1,179,769          95,798
   Minority interest                                292,533        (597,883)        317,189
   Common stock issued for services                  11,438            --              --
  Compensation recognized for
   conversion of stock options                      337,500            --              --

  Reduction in revenue for litigation              (432,979)           --              --

  Changes in assets and liabilities,
   net of effects from
  Acquisitions:
   Decrease in accounts receivable                  842,066       1,854,735         796,530
   Decrease (increase) in inventories               117,480       1,871,004        (353,318)
   Increase in costs and profits in
    excess of Billings on Uncompleted
    contracts                                    (4,660,544)       (828,553)           --
   Decrease (increase) in prepaid
    expenses and Other                              313,265         339,711        (223,811)
   Increase in other assets                        (279,555)       (286,996)        (24,373)
   Increase (decrease) in accounts
    payable and Accrued expenses                   (198,987)        159,861     ( 1,514,749)
   (Decrease) Increase in billings
    in excess of costs and estimated
    profits on uncompleted contracts               (927,559)        681,446            --
   Increase in customer deposits                    229,721            --              --
                                                -----------     -----------     -----------
   Net cash provided by operating activities      3,919,643       3,322,242         473,795
                                                -----------     -----------     -----------
  Investing Activities:
   Purchases of property and equipment           (4,487,417)     (2,557,258)     (2,250,904)
   Proceeds from the sale of equipment               95,967         128,823            --
   Purchases of investments                            --              --          (350,000)
   Sales of investments                             566,914            --         4,418,233
   Cash acquired in acquisitions                    403,617       1,760,970            --
   Cash paid in acquisitions                     (3,000,000)     (3,500,000)           --
                                                -----------     -----------     ----------
   Net cash (used in)provided by
    investing Activities                         (6,420,919)     (4,167,465)      1,817,329
                                                -----------      -----------     ----------

See accompanying notes to consolidated financial statements


                          ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                                October 31, 1997

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
Financing Activities:
   Net borrowing under lines of credit                 (4,626,178)      1,254,178        378,000
   Payment of shareholders/directors loan                (250,000)       (500,000)           ---
   Borrowings from shareholders/directors                     ---         500,000         57,976
   Proceeds from long-term debt                        11,014,094       4,547,148        737,758
   Proceeds from debt to finance acquisition            3,000,000       3,000,000            ---
   Payments on long-term debt                          (9,272,414)      (6,251,34)    (3,775,168)
   Distributions to minority interest                    (292,532)       (210,072)      (500,795)
   Foreign currency translation adjustment                    ---        (778,509)           ---
   Proceeds from exercise of stock options                732,439             ---            ---
   Proceeds from issuance of preferred stock            5,418,308             ---            ---
   Dividends paid                                        (260,000)
   Proceeds from exercise of warrants and Options                             ---        334,896
                                                      -----------     -----------    -----------
Net cash provided by (used in)financing activities      5,463,717       1,561,405     (2,767,333)

Effect of exchange rate changes on cash and
 equivalents                                                  ---        (401,260)        (3,901)
                                                      -----------     -----------    -----------
Increase (decrease) in cash an cash equivalents         2,962,441         314,922       (480,110)

Cash and cash equivalents at beginning of year          3,267,161       2,952,239      3,432,349
                                                      -----------     -----------    -----------
Cash and cash equivalents at end of year               $6,229,602     $ 3,267,161     $2,952,239
                                                      ===========     ===========    ===========
Supplemental disclosures of cash slow information:
Non-cash transactions affecting operating,
   Investing and financing activities:
Operating activities:
   Issuance of common stock for services              $    11,438     $       ---     $      ---
                                                      ===========     ===========    ===========
Financing activities:
   Issuance of common stock for acquisition               620,313             ---            ---
   Common stock issued to repay
   Shareholders/directors loans                               ---             ---     (1,500,000)
   Issuance of notes payable for acquisition              892,000             ---            ---
                                                      ===========     ===========    ===========
Total financing activities                            $ 1,512,313      $      ---    $(1,500,000
                                                      ===========     ===========    ===========
See Note 3 for information on non-cash
 investing and  financing activities associated
 with acquisitions

Interest paid                                         $ 1,684,529      $1,120,465    $   933,302

                                                      ===========     ===========    ===========
Income taxes paid, net of refunds                     $       ---     $       ---    $   168,460
                                                      ===========     ===========    ===========

           See accompanying notes consolidated financial statements.

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

            The recoverability of goodwill associated with long lived assets acquired in a purchase business combination is evaluated together with the related assets if circumstances indicate the carrying amount of the asset may not be recoverable. As required under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FASB No. 121), if the assets and goodwill are not recoverable their carrying value is reduced to estimated fair value based, generally, on a discounted cash flow analysis. The initial adoption of FASB No. 121 in 1996 did not have a material impact on the Company's consolidated financial condition or results of operations.

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

      (K)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts of cash and cash equivalents, accounts receivable (generally unsecured), accounts payable and notes payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. The fair value of lines-of-credit and long-term debt approximate their carrying amount since the currently effective rates reflect market rates.

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

                         ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

       (O)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-

            " In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which will require companies to present basic earnings per share, instead of the primary and fully diluted EPS that is currently required. The New Standard requires additional information disclosure, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The New Standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997 (The Company's first quarter of fiscal 1998), and will require restatement of EPS for all periods reported.

            In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" was issued which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for The Company's fiscal year 1998.

            In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and related Information" was issued which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report information about operating segments in interim financial reports issued to shareholders. It also establishes the standard for related disclosures about products and services, geographic areas, and major customer. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for the Company's fiscal year 1998.

             Management is currently evaluating the requirements of  SFAS No.
            130 and No. 131, respectively.

(3)   ACQUISITIONS

      On December 2, 1996, Able acquired all the outstanding common stock of Dial Communications, Inc. (Dial). As consideration, The Company paid $3,000,000 in cash issued 108,489 shares of common stock (fair value of $620,421) and issued an $892,000 promissory note with a three year term bearing interest at Prime plus 1/2 %. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition. Goodwill of $1,500,000 was recorded in this transaction which is being amortized over 20 years using the straight line method.

                         ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

The following summarizes the fair value of the assets of Dial acquired and the liabilities of Dial assumed:

Cash and cash equivalents         $   403,617
Accounts receivable                   783,790
Notes receivable                       63,973
Receivable from shareholders          231,609
Property and equipment              3,005,941
Deposits                                7,269
Accounts payable                     (299,761)
Income tax payable                   (129,294)
Accrued expenses                     (383,721)
Notes payable                        (671,002)
                                  -----------
Net assets                        $ 3,012,421
                                  ===========

On October 12, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Georgia Electric Company (GEC). As initial consideration, the Company paid $3,000,000 in cash. Under the terms of the earn out provisions of the acquisition agreement, the Company will issue shares of common stock over a five year period beginning in fiscal 1997, contingent upon the operating performance of GEC and the market value of the Company's stock. Such amounts will be accounted for as purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition.

The following summarizes the fair values of the assets of GEC acquired and the liabilities of GEC assumed:

Cash and cash equivalents                               $ 1,366,619
Accounts receivable                                       4,422,983
Costs and profits in excess of billings on
 uncompleted contracts                                       27,645
Prepaid expenses                                            221,105
Property and equipment                                    2,258,672
Other assets                                                 44,258
Accounts payable and accrued liabilities                 (2,095,942)
Billings in excess of costs and profits on
 uncompleted contract                                      (529,445)
Undistributed S Corp earnings due to former owners       (2,715,895)
                                                        -----------
Net assets                                              $ 3,000,000
                                                        ===========

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

      The Company recorded goodwill of $1,277,866 at October 31, 1997 as a result of additional purchase price due to the former owner of GEC under the terms of the earn out provisions of the acquisition agreement. The goodwill will be amortized over 20 years using the straight line method. A corresponding amount was recorded as Other liabilities in the consolidated balance sheets for the earn out contingency.

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

      The following summarized the fair values of the assets of Connell acquired and the liabilities of Connell assumed:

      Cash and cash equivalents                           $  394,351
      Accounts receivable                                  1,614,923
      Costs and profits in excess of billings on
         uncompleted contracts                                98,071
      Prepaid expenses                                       109,661
      Property and equipment                               1,957,195
      Other assets                                            27,226
      Accounts payable and accrued liabilities              (847,928)
      Billings in excess of costs and profits on
         uncompleted contracts                                (7,833)
      Borrowings                                            (663,017)
      Other liabilities                                     (313,600)
                                                          ----------
      Net assets                                          $2,369,049
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

                                             YEARS ENDED OCTOBER 31,
                                   ----------------------------------------
                                       1997          1996           1995
                                   -----------   -----------    -----------
              Revenues             $86,334,449   $85,095,239    $78,293,663
              Net income (loss)      1,369,142    (1,345,659)     2,363,064
              Net income (loss)
                 per share                 .16          (.17)           .28

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

      Investment income consisted of dividends and interest income which amounted to $449,479, $180,015 and $263,502 for the years ended October 31, 1997, 1996 and 1995, respectively. During the year ended October 31, 1997 and 1995, the Company sold investment securities; the proceeds on the sale totaled 620,904 and $4,418,233 and the realized loss totaled $4,096 and $100,379 in 1997 and 1995, respectively.

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

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(6)   UNCOMPLETED CONTRACTS

      Uncompleted contracts consist of the following at October 31, 1997 and 1996:

                                                           1997         1996
                                                       -----------  -----------
              Costs incurred on uncompleted contracts $43,237,315 $15,989,067 Earnings recognized on uncompleted
                 contracts                               7,360,962    2,706,996
                                                       -----------  -----------
                    Total                               50,598,277   18,696,063
              Billings to date                          45,274,629   18,960,518
                                                       -----------  -----------
                 Net                                   $ 5,323,648  $  (264,455)
                                                       ===========  ===========

      Included in the accompanying balance sheets under the following headings:

                                                          1997          1996
                                                       -----------  -----------
              Costs and profits in excess of billings
                 on uncompleted contracts              $ 5,614,813  $   954,269
              Billings in excess of costs and profits
                 on uncompleted contracts                  291,165    1,218,724
                                                       -----------  -----------
                 Net                                   $ 5,323,648  $  (264,455)
                                                       ===========  ===========

(7)   PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consists of the following at October 31,

                                                            1997        1996
                                                       -----------  -----------
             Land and buildings                        $ 1,414,725  $ 1,398,884
             Equipment, furniture and fixtures          19,235,073   13,493,828
             Equipment under capital lease                 747,025
                                                                        637,407
                                                       -----------  -----------
                                                        21,396,823   15,530,119
             Less accumulated depreciation and
                amortization                            (8,283,185)  (4,862,762)
                                                       -----------  -----------
             Property and equipment, net               $13,113,638  $10,667,357
                                                       ===========  ===========

      Depreciation and amortization expense relating to property and equipment amounted to $4,532,248, $2,410,945 and $1,445,380 in 1997, 1996 and 1995,
      respectively.

(8)   BORROWINGS

      The Company's borrowings consist of the following at October 31, 1997 and 1996:

                                                           1997        1996
                                                       -----------  -----------
             LINES OF CREDIT-SHORT TERM :

             Bank lines of credit ($6,000,000 aggregate
             maximum limit at October 31, 1997)
             $6,000,000 maturing on March 1, 1998
             interest payable monthly at prime (8.75%
             at October 31, 1997) secured by
             substantially all the assets of
             the Company                               $ 6,000,000  $ 6,126,178

             Less effect of refinancing transaction     (6,000,000)  (1,500,000)

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

             LINES OF CREDIT-SHORT TERM :                  1997        1996
                                                       -----------  -----------
                                                            ---     $ 4,626,178
                                                       ===========  ===========

             NOTES PAYABLE TO SHAREHOLDERS/DIRECTORS
             SHORT-TERM:
             Notes payable to shareholders, principal
             and interest due on demand at 18%,
             unsecured, personally guaranteed by a
             shareholder/director of the Company       $   875,000  $ 1,307,976

             Note payable to a director, principal due
             on demand, interest due quarterly at prime
             (8.75% at October 31, 1996), unsecured         ---     $   250,000
                                                       -----------  -----------
                                                           875,000    1,557,976

             Less effect of refinancing transactions        ---        (250,000)
                                                       -----------  -----------
                                                       $   875,000  $ 1,307,976

             LONG-TERM DEBT:

             Notes payable to a bank, payable in
             monthly installments aggregating
             approximately $158,000, interest
             payable monthly Ranging from prime
             (8.75% at October 31, 1997) to prime
             plus 1/2%, secured by substantially
             all the assets of the Company.            $ 3,560,157  $ 4,061,987

             Note payable to a bank, principal and
             interest due December 2, 1996 at prime
             (8.75% at October 31, 1997), secured
             by substantially all the assets of
             the Company                                    ---       1,500,000

             Note payable to the sellers of Connell,
             principle and accrued interest due
             January 2, 1997, interest at 9%,
             secured by certain accounts receivable
             and all property and equipment
             of Connell not otherwise pledged
             to a bank                                      ---       1,869,049

             Mortgage note payable to a bank,
             payable in monthly installments of
             $1,604 plus interest at prime (8.75%
             at October 31, 1996) plus 1/2%secured
             by land and building with a carrying
             value of approximately $425,000 as of
             October 31, 1997                              269,430      288,750

             Notes payable to banks, payable in
             monthly installments of principal and
             interest ranging from 8.75% to 14.9%
             at October 31, 1997, secured by
             related equipment                              ---          91,477

             Notes payable to banks, payable in
             monthly installments of principal
             and interest of 8.50 at October 31,
             1997, secured by real and personal
             property of GEC                             2,500,000

             Notes payable to former owner of Dial
             payable in monthly installments of
             principal and interest of 8.50% at
             October 31, 1997, secured by
             promissory note                               669,000

             Notes payable to bank, payable in
             monthly installments of principal
             and interest at prime (8.75% at
             October 31, 1997), secured by
             real and personal property of Dial          2,875,500

             Notes payable to banks, payable in
             monthly installments of principal and
             Interest at prime 8.75% at October 31,
             1997 secured by related equipment             385,122

             Notes payable to banks, payable in
             monthly installments of principal
             and interest at prime (8.75% at
             October 31, 1997), secured by
             related equipment                             510,530
                                                       -----------  -----------
                                                        10,769,739    7,811,263
             Plus effect of refinancing transaction      6,000,000    1,750,000

             Capital leases (see note 14)                  524,256      554,155
                                                       -----------  -----------

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

             Total long-term debt                       17,293,995  $10,115,418
             Less current portion, giving effect to
             the refinancing transaction                (3,154,428)  (1,965,611)
                                                       -----------  -----------
             Long-term debt, excluding current
             portion                                   $14,139,567  $ 8,149,807
                                                       ===========  ===========

      (8)    BORROWINGS (CONT.)

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

      (8)    BORROWING (CONT.)

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

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

      (9)   STOCK OPTIONS (CONT.)

      In addition, specific stock options have been granted to certain officers prior to or outside the Plan, a portion of which remain unexercised at October 31, 1997. During the fiscal year ended October 31, 1992, an option to purchase 260,000 shares of Common Stock at $.05 per share was granted to a director of the Company. In addition, in fiscal 1993 an officer was granted an option to purchase 100,000 shares of common stock at $.50 per share. For the years ended October 31, 1996 and 1995 160,500 of these options remained outstanding and available for exercise. On October 31, 1997 25,000 shares remained outstanding and available for exercise of these options.

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

      The Company's 1996 Incentive Stock Option Plan has authorized the grant of options to employees and non-affiliated directors for up to 550,000 shares of the companies common stock.

      Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996 respectively: risk-free interest rate of 5.65% and ; dividend yields of 0 and volatility factors of the expected market price of the Company's common stock of .463 and .463; and a weighted-average expected life of the option of 2 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosing the estimated fair value of the options is amortized over the options vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                          1997                   1996
                                      -----------            ------------
          Proforma net income
          (loss)                      $ 2,647,457            $(5,760,098)

          Proforma earnings
          (loss)
               Per share
               Primary                       .313                  (.689)
               Fully diluted                 .313                  (.689)

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

      (9)   STOCK OPTIONS (CONT.)

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

      A summary of the Company's stock activity, and related information for the years ended October 31 follows:

                             NUMBER OF SHARES     OPTION PRICE PER      TOTAL
                                                   SHARE AVERAGE        PRICE
                             --------------------------------------------------
      Shares under option
      at October 31, 1995          444,500              $1.67          $742,315
      Granted                      248,500               6.66         1,655,010
      Forfeited                    (44,520)              6.55          (291,606)
                             --------------------------------------------------

      Shares under option
      at October 31, 1996          648,480               3.25         2,105,719
      Granted                      292,000               6.50         1,898,000
      Exercised                   (412,240)              1.80          (742,032)
      Forfeited                    (44,800)              6.28          (281,344)
                             ---------------------------------------------------

      Shares under option
      at October 31, 1997          483,440              $6.16        $2,980,343
                             ===================================================

      Shares under option
      at October 31, 1996          561,166              $6.55        $3,675,637
                             ===================================================

      Shares under option
      at October 31, 1997          272,400              $6.66        $1,814,184
                             ===================================================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(10)  INCOME TAXES

      An analysis of the components of (loss) income before income taxes and minority interest and the related income tax (benefit) expense is presented below:

                                          1997         1996         1995
                                      ----------   -----------   ---------
                Domestic              $3,304,300   $(3,770,323)  $(817,790)
                Foreign                  572,988    (3,628,503)    485,708
                                      ----------   -----------   ---------
                                      $3,877,288   $(7,398,826)  $ (332,08)
                                      ==========   ===========   =========

                Provision for income
                taxes:

                  Federal
                    Current           $   ---      $             $
                    Deferred             657,071      (969,353)    (202,07)
                  State
                    Current               ---           ---         ---
                    Deferred              70,152      (165,934)     ---
                  Foreign                                ---        ---
                   Current                               ---        71,236
                   Deferred                            244,592    (237,267)
                                      ----------   -----------   ---------
                Provision for income
                   tax (benefit)
                   expense            $  727,223   $  (890,695)  $(368,105)
                                      ==========   ===========   =========

      Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                          1997         1996         1995
                                      ----------   -----------   ---------
                (Benefit) tax at
                   federal
                   statutory rate          34%         (34)%        (34)%

                State income tax,
                   net                     .2            4          ---
                Non-deductible
                   goodwill                 4            2           35
                Reduction in
                   valuation
                   Allowance              ---           (1)          (7)

                Reduction in
                  (benefit) tax
                  Provided on foreign
                  Operations              (20)          22          (92)
                Other                     3.8            3          (13)
                                          ---          ---         ----
                Effective income
                  tax rate                 22%         (12)%       (111)%
                                          ===          ===         ====

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

      (10)  INCOME TAXES (CONT.)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                  1997            1996
                                               ----------      ----------
                Deferred tax assets:
                  Unrealized loss on           $      ---      $   18,388
                    investments
                  Reserve for bad debts           135,108         295,804
                  Net operating loss carry
                    forward                     1,142,847       1,452,313
                  Foreign tax credit carry
                    forwards                      423,914             ---
                  Other                            69,554          55,281
                                               ----------      ----------
                                                1,771,423       1,821,786

                Deferred tax liabilities:
                  Plant, property and equipment  (659,866)        (645,94)
                  Investment in foreign
                    subsidiaries                 (129,581)            ---
                  Other                               ---             ---
                                               ----------      ----------
                                                 (789,447)       (645,946)
                                               ----------      ----------

                      Net deferred tax asset   $  981,976      $1,175,840
                                               ==========      ==========

      At October 31, 1997, the Company has Federal net operating loss carry forwards of approximately $3,307,064. These net operating loss carry forwards begin to expire at the end of the fiscal year ending October 31, 2009.

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

      Approximately 50% of the Company's Latin American revenues are derived from one customer in Venezuela. Revenues from this customer were approximately 2 % of consolidated revenues in 1997 (4% in 1996; and 6% in 1995). Accounts receivable outstanding for this customer were $776,000 and $257,994 at October 31, 1997 and 1996, respectively.

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

          INDUSTRY SEGMENTS                   1997         1996         1995
                                          -----------  -----------  -----------
          Revenues:
            Traffic management
             operations                   $46,795,604  $22,661,644  $22,872,331
            Telecommunication network
             services                      39,538,845   26,244,526   12,535,250
                                          -----------  -----------  -----------
               Total                      $86,334,449  $48,906,170  $35,407,581
                                          ===========  ===========  ===========

          Income (loss) from operations:
            Traffic management
             operations                   $ 3,771,385  $(3,454,076) $   286,149
            Telecommunication network
             services                       1,068,995   (2,832,440)     (72,518)
                                          -----------  -----------  -----------
               Total                      $ 4,840,380  $(6,286,516) $   213,631
                                          ===========  ===========  ===========

          Identifiable Assets:
            Traffic management
             operations                   $28,884,967  $25,099,066  $21,701,922
            Telecommunication network
             services                      21,461,027   13,819,765   10,780,294
                                          -----------  -----------  -----------
               Total                      $50,345,994  $38,918,831  $32,482,216
                                          ===========  ===========  ===========

          Capital Expenditures:
            Traffic management
             operations                   $ 1,635,970  $ 1,275,451  $   353,148
            Telecommunication network
             services                       2,851,447    2,216,097    1,897,756
                                          -----------  -----------  -----------
               Total                      $ 4,487,417  $ 3,491,548  $ 2,250,904
                                          ===========  ===========  ===========

          Depreciation and amortization:
            Traffic management
             operations                   $ 1,710,831  $ 1,228,647  $   996,249
            Telecommunication network
             services                       2,821,417    1,521,157      917,815
                                          -----------  -----------  -----------
               Total                      $ 4,532,248  $ 2,749,804  $ 1,914,064
                                          ===========  ===========  ===========

          GEOGRAPHIC AREAS
          Revenues:
             United States                $82,171,132  $45,160,312  $ 32,179,81
             Latin America                  4,163,317    3,745,858    3,227,750
                                          -----------  -----------  -----------
              Total                       $86,334,449  $48,906,170  $ 35,407,51
                                          ===========  ===========  ===========

          Income (loss) from
           operations:
             United States                $ 4,823,824  $(2,072,678) $   364,264
             Latin America                     16,556   (4,213,838)    (150,633)
                                          -----------  -----------  -----------
              Total                       $ 4,840,380  $(6,286,516) $   213,631
                                          ===========  ===========  ===========

          Identifiable Assets:
             United States                $47,781,370  $36,409,993  $26,955,667
             Latin America                  2,564,623    2,508,838    5,526,549
                                          -----------  -----------  -----------
              Total                       $50,345,993  $38,918,831  $32,482,216
                                          ===========  ===========  ===========

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      (Dollars in thousands, except per share amounts)

                                   FIRST      SECOND       THIRD     FOURTH
                                  QUARTER     QUARTER     QUARTER    QUARTER
                                -----------  ---------  ----------  ---------
           1997
           Revenues             $    18,326  $  20,871  $   21,984  $  25,153
           Operating Income           1,142      1,785       1,024        888
           Net Income                   505        851         932        567
           Income per share             .04        .04         .06        .02

           1996
           Revenues             $    11,578  $  12,592  $   11,860  $  12,876
           Operating Income
             (Loss)                  (1,036)    (2,095)        199     (3,355)
           Net Income (Loss)           (533)    (2,562)        137     (2,952)
           Income (Loss)
             per share                 (.06)      (.31)        .02       (.35)

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

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

            Future minimum lease payments required under operating and capital leases with initial terms in excess of one year are as follows:

                                                 CAPITAL        OPERATING
                                                  LEASES          LEASES
                                                 --------      -----------
                     YEARS ENDING OCTOBER 31,
                     ------------------------
                     1998                        $177,489      $   441,602
                     1999                         179,492          231,031
                     2000                         177,907          183,802
                     2001                          61,612           65,672
                     2002                             ---           67,692
                     Thereafter                       ---           94,140
                                                 --------      -----------
                     Total minimum lease
                       payments                   596,500      $ 1,083,939
                                                               ===========

                     Present value of net
                       minimum lease payments     524,256

                     Less current installments
                     of obligations under
                       capital leases             139,001
                                                 --------

                     Obligations under capital
                       leases excluding current
                       installments              $385,255
                                                 ========

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

            (B)   LITIGATION

            In July 1997, the Company terminated the employment of William J. Mercurio, the company's former Chief Executive Officer and Chief Financial Officer. On July 31, 1997, Mr. Mercurio filed a lawsuit in the (15th Judicial Circuit Court in and for Palm Beach County, Florida) naming the Company as a defendant and alleging that the Company breached an employment agreement (and a stock option agreement) to which he and the Company were parties. As a result of the alleged breach, Mr. Mercurio seeks damages and specific performances under the employment agreement (and stock agreement). In the lawsuit, the Company intends vigorously to defend itself and prove that its action in terminating Mr. Mercurio's employment were proper and justified under the terms of his employment agreement.

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

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

(15)  LATIN AMERICAN OPERATIONS

      Revenues, costs and expenses and net (loss) income from Latin American operations for the years ended October 31, 1997, 1996 and 1995 are as follows:

                                            YEARS ENDED OCTOBER 31,
                                      ----------------------------------
                                         1997        1996        1995
                                      ----------  ----------  ----------
                  Revenues            $4,163,317  $3,745,858  $3,227,750
                  Costs and expenses   4,146,761   7,374,361   3,282,585
                  Net income (loss)       16,556  (3,628,503)    (54,835)

      The Company has continued to monitor closely its Latin American operations due to the poor operating results in fiscal year 1996 Able's International operations have shown improvement in fiscal 1997 as a result of the stabilization of the exchange rate and increase in revenue producing contracts. During the year ended October 31, 1997, the Company's Latin American operations incurred approximately $200,000 of marketing expense related to a proprietary product.

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

      (15)  LATIN AMERICA OPERATIONS CONT...

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

                           ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                   Years ended October 31, 1997, 1996 and 1995

                           BALANCE AT                 CHARGED TO               BALANCE AT
                            BEGINNING                  COSTS AND                 END OF
                            OF PERIOD   ACQUISITIONS   EXPENSES    DEDUCTIONS    PERIOD
                           ----------   ------------  ----------   ----------  ----------
Allowance for doubtful
  accounts:
October 31, 1997           $  828,186         ---     $ 160,189    $ 301,773   $ 686,602
October 31, 1996           $  535,914   $   2,882     $ 746,283    $ 456,893   $ 828,186
October 31, 1995           $1,278,933   $     ---     $  86,593    $ 829,612   $ 535,914

                                 EXHIBIT INDEX

EXHIBIT
  NO.        DESCRIPTION
-------      -----------

3.1    Articles of Incorporation of the Registrant, as amended to date(1)
3.2 Amendment to Articles of Incorporation of the Registrant, as filed with the Secretary of the State of Florida on December 20, 1996(7)
3.3    Bylaws of the Registrant, as amended to date(1)
4.1    Articles of Incorporation (incorporated by reference to Exhibit 3.2)(7)
4.2    Specimen Common Stock Certificate(1)
4.3    Specimen Series A Preferred Stock Certificate(3)
4.4 Forms of Warrant issued to Credit Suisse First Boston Corporation and Silverton International Fund Limited(7)
4.5    Gaines Option(1)
4.6    Able Telcom Holding Corp. 1995 Stock Option Plan(8)
10.2   Stock Option Agreement with Frazier L. Gaines(1)
10.8   Employment Agreement with Gerry W. Hall(5)
10.9   Master Agreement with AT&T(1)
10.10  Master Agreement with GTE(1)
10.11  Note restructuring agreements with former principals of TSCI(2)
10.12 Stock Purchase Agreement between the Registrant and H.C. and Lois A. Connell, dated November 6, 1995(4)
10.13 Amendment to Stock Purchase Agreement between the Registrant and H.C. and Lois A. Connell, dated December 8, 1995(4)
10.14 Consulting Agreement between the Registrant and H.C. Connell, dated November 6, 1995(4)
10.15 Stock Purchase Agreement between the Registrant, Traffic Management Group, Inc., Georgia Electric Company, Gerry W. Hall and J. Barry Hall(5)
10.16 Stock Purchase Agreement between the Registrant, Telecommunications Services Group, Inc., Dial Communications, Inc., William E. Newton and Sybil C. Newton(6)
10.17 Promissory Note of the Registrant payable to William E. and Sybil C. Newton(6)
10.18 Term Loan and Revolving Line of Credit Facility between the Registrant and SunTrust Bank, South Florida N.A. effective as of November 29, 1995(4)
10.19 First Modification to Term Loan and Revolving Line of Credit Facility between the
       Registrant and SunTrust Bank, South Florida N.A. effective as of May 20, 1996(3)
10.20 Second Modification to Term Loan and Revolving Line of Credit Facility between the Registrant and SunTrust, South Florida N.A. effective as of October 30, 1996(3)
10.21 Third Modification to Term Loan and Revolving Line of Credit Facility between the Registrant and SunTrust Bank, South Florida N.A. effective as of December 2, 1996(3)
10.22 Term Loan and Security Agreement between Able Telcom Holding Corp., Georgia Electric Company, Inc., Traffic Management Group, Inc., Transportation Safety Contractors, Inc., Transportation Safety Contractors of Virginia, Inc. and SunTrust Bank South Florida N.A., effective December 2, 1996(3)
10.23  Stock Purchase Agreement(7)
10.24 Asset Purchase Agreement dated as of November 26, 1997 with COMSAT RSI, JEFA Wireless, Transportation Safety Contractors, Inc., Georgia Electric Company, Able Telcom Holding Corp. and COMSAT Corporation(10)
10.25 Securities Purchase Agreements, each dated as of January 6, 1998, between Able Telcom Holding Corp. and each of the Purchasers named therein(9)
11     Computation of Per Share Earnings
21     List of subsidiaries as of October 31, 1997(9)
23.1   Consent of Ernst and Young LLP
27     Financial Data Schedule (for SEC use only)

     (1) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1 (Registration #33-65854) ordered effective by the Commission on February 26, 1994, as an amended.
     (2) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal year 1994.
     (3) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal year 1996.
     (4) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K dated December 22, 1995.
     (5) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on October 25, 1996.
     (6) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on December 13, 1996.
     (7) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on December 31, 1996.
     (8) Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration #333-04377) ordered effective by the Commission on June, 1996.
     (9) Previously filed with the commission as an exhibit to the Company's Annual Report on Form 10-K filed for fiscal 1997.
     (10) Previously filed with the Commission as an exhibit to the Company's Current Report Form 8-K as filed with the Commission on March 12, 1998.