Form 10-Q
period 1998-01-31
ABLE TELCOM HOLDING CORP
filed 1998-03-24
CIK 826411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        AND EXCHANGE ACT OF 1934.  For the  quarterly  period ended January 31,
        1998.

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

              YES  X                            NO__

      As of March 23, 1998, there were 9,364,824 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES



                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        Page Number
Item 1.      Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
                January 31, 1998 and October 31, 1997                       3

               Condensed Consolidated Statements of Operations -
                Three months ended January 31, 1998 and 1997                5

               Condensed Consolidated Statements of Cash
                Flows - Three months ended January 31, 1998 and 1997        6


               Notes to Condensed Consolidated Financial Statements -
                January  31, 1998                                           7

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          13



                           PART II - OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                     15

Item 6.      Exhibits and Reports on Form 8-K                              16

Signatures                                                                 16



                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES




Item 1.           Financial Statements


                      Condensed Consolidated Balance Sheets

                                                 January 31,     October 31,
                                                     1998          1997
                                                -------------   -------------
                                                 (unaudited)      (Note)

Assets

Current assets:
  Cash and cash equivalents                       $ 3,971,821     $ 6,229,602
  Investments                                           ...             ...
  Accounts receivable, net                         15,314,102      13,399,327
  Inventories                                       1,156,152       1,257,218
  Costs and  profits in excess of billings on
   uncompleted contracts                            4,774,002       5,614,813
  Prepaid expenses and other                          858,162         508,591
  Deferred income taxes                                   ...             ...
                                                -------------   -------------

   Total current assets                            26,074,239      27,009,551

Property and equipment, net                        15,133,388      13,113,638

Other assets:
  Deferred income taxes                             1,323,960         981,976
  Goodwill, net                                     8,200,422       8,341,064
  Other                                             1,378,451         899,765
                                                -------------   -------------

   Total other assets                              10,902,833      10,222,805







                                                -------------   -------------
   Total assets                                   $52,110,460     $50,345,994
                                                =============   =============


















Note: The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES



                 Condensed Consolidated Balance Sheets (Continued)


                                                 January 31,     October 31,
                                                     1998          1997
                                                -------------   -------------
                                                 (unaudited)      (Note)

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt              $ 4,025,479     $ 3,154,428
  Notes payable - shareholders                           ...         875,000
  Accounts payable and accrued liabilities         8,822,978       8,418,323
  Billings in excess of costs and profits on
   uncompleted contracts                             667,212         291,165
  Customer Deposits                                  102,709         229,721
                                                -------------   -------------

   Total current liabilities                      13,618,378      12,968,637

Long-term debt, excluding current portion         15,622,982      14,139,567
Other liabilities                                  1,277,866       1,277,866
                                                -------------   -------------

   Total liabilities                              30,519,226      28,386,070

Minority Interest                                    111,081             ...

Convertible,  redeemable  preferred stock,
  $.10 par value,  authorized 1,000,000
  shares; 442 and 995 shares issued and
  outstanding  at January  31, 1998 and
  October 31, 1997, respectively                   3,343,500       6,713,314


Shareholders' equity:
  Common  stock,  $.001  par  value,
   authorized 25,000,000  shares;
   9,090,154  and  8,337,201 shares
   issued and  outstanding  at January
   31, 1998 and October 31, 1997,
   respectively                                        9,090           8,579
  Additional paid-in capital                      18,809,605      15,095,863
  Retained earnings (deficit)                       (682,042)        142,168
                                                -------------   -------------

   Total shareholders' equity                     18,136,653      15,246,610
                                                -------------   -------------

   Total liabilities and shareholders' equity    $52,110,460     $50,345,994
                                                =============   =============














Note: The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations
                                   (unaudited)




                                          For the three months
                                            ended January  31,
                                    -----------------------------

                                          1998          1997
                                          ----          ----

Revenues                              $ 22,267,800    $ 18,326,139

                                      ------------    ------------
Costs and expenses:
  Costs of revenues                     19,010,379      14,274,962
  General and administrative             2,896,294       1,910,110
  Depreciation and amortization          1,152,489         998,967
  Charges and
   transaction/translation losses
   related to Latin American               (15,429)            ...
   operations
                                      ------------    ------------

   Total costs and expenses             23,043,733      17,184,039
                                      ------------    ------------

   Income (loss) from operations          (775,933)      1,142,100

                                      ------------    ------------

Other expense (income):
  Interest expense                         275,611         379,902
  Interest and dividend income             (73,602)        (96,509)
  Other                                   (125,679)          8,789
                                      ------------    ------------
   Total other expense (income)             76,330         292,182
                                      ------------    ------------

Income (loss) before income taxes
 and minority                             (852,263)        849,918
  interest

       Income tax expense (benefit)       (341,984)        344,679
                                      ------------    ------------

Income (loss) before minority
interest                                  (510,279)        505,239

Minority interest                          159,971             ...
                                      ------------    ------------

Net income (loss)                         (670,250)        505,239

  Preferred stock dividends                 49,187          35,333
  Discount attributable to
   beneficial conversion
   privilege of preferred stock            104,773         133,000
                                      ------------    ------------

Income (loss) applicable to common
stock                                 $   (824,210)   $    336,906
                                      ============    ============

Income (loss) per common share:
  Basic (See Note 2)                  $       (.09)   $        .04
                                      ============    ============
  Diluted (See Note 2)                $       (.09)   $        .04
                                      ============    ============










See accompanying notes to condensed consolidated financial statements.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES


                  Condensed Consolidated Statements of Cash Flows
                                   (unaudited)



                                                   For the three months ended
                                                           January 31,
                                                   ----------------------------

                                                        1998            1997
                                                        ----            ----

Cash from operations                              $    (514,477)     $1,543,564


Investing Activities:
  Purchase of property and equipment                 (3,075,774)       (646,713)
  Cash acquired in acquisitions                             ...         403,617
  Cash paid in acquisitions                                 ...      (3,000,000)
    Sale of Investments                                     ...          22,944
                                                    -----------      ----------
       Net cash used by investing activities         (3,075,774)     (3,220,152)
                                                    -----------      ----------

Financing Activities:
  Payments on long-term debt                         (7,817,013)        (87,741)
  Proceeds from debt to finance acquisitions                ...      (6,256,136)
  Proceeds from long-term debt                       10,419,130       3,000,000
  Original discount on subordinated debt               (175,000)            ...
  Net proceeds from preferred stock offering                ...       2,177,800
   (Repayments) proceeds from notes payable -
   shareholders                                        (949,333)      5,664,148
  Proceeds from the exercise of stock options            62,990        (250,000)
  Dividends Paid                                        (49,570)            ...
  Distributions to minority interests                  (159,971)            ...
  Other                                                   1,237             ...
                                                    -----------      ----------
       Net cash provided by financing activities      1,332,470       4,248,071
                                                    -----------      ----------

Increase (decrease) in cash and cash equivalents   $ (2,257,781)    $ 2,571,483
                                                    ===========      ==========
























See accompanying notes to condensed consolidated financial statements.

                Notes to Condensed Consolidated Financial Statements

                                January 31, 1998

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included. Such adjustments consist of normal recurring accruals and those adjustments recorded to reflect the impact of currency devaluations on the Company's operations in Venezuela during fiscal years 1998 and 1997.

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the year ended October 31, 1997. Operating results for the three months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998.

      The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

      Certain items in the condensed consolidated financial statements for the interim periods ended January 31, 1997 have been reclassified to conform with the current presentation.

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

                                January 31, 1998

      The pro forma unaudited results of operations for the three months ended January 31, 1998 and 1997, assuming consummation of the purchase at the beginning of the respective periods, are as follows:

                                     For the three months
                                       ended January 31,
                                  ---------------------------

                                      1998           1997
                                      ----           ----

      Revenues                 $22,267,800    $19,163,658
      Net income (loss)        $  (670,250)   $   528,402
      Net income (loss) per
      common share and common
      equivalent share         $      (.08)   $       .06




      The unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition been consummated at the date assumed.

3.    Borrowings

      On June 1, 1997 the Company entered into a $6,000,000 Line of Credit Facility (the "Line of Credit'). The Line of Credit is payable on March 1, 1998 with interest payable monthly and contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, working capital and debt service coverage. The Line of Credit is collateralized by all real and personal property of the Company. The proceeds of the Line of Credit were used to repay existing debt, purchase assets and for working capital needs.

      Effective January 6, 1998 the Company issued $10,000,000 principal amount of unsecured subordinated debt and detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share. The subordinated debt accrues interest at 12% payable semi-annually in arrears. Equal principal payments are due in January 2004 and 2005 giving the notes an average life of 6.5 years. The subordinated debt agreement contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt. The proceeds were used for current working capital needs, to pay off existing debt and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan.

      In conjunction with the subordinated debt issue, the Company has obtained and signed a commitment letter with a financial institution for a $30,000,000 three year senior secured revolving credit facility (the "Credit Facility") with a $2,000,000 sub-limit for the issuance of standby letter(s) of credit. The Credit Facility will allow the Company to select an interest rate based on the prime rate or on LIBOR (1, 2, 3 or 6 months), in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest will be payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances.

          Notes to Condensed Consolidated Financial Statements (Continued)

      The Credit Facility will contain certain covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt, and will be secured by a perfected first priority security interest on all tangible assets of the Company. The proceeds of the Credit Facility will be used to finance working capital requirements and for other general corporate purposes, including acquisitions and equipment capital expenditures associated with the Company's overall strategic plan. The Company is currently negotiating an extension of the due date of the existing Line of Credit until the new Credit Facility is in place.

      The classification of debt in the consolidated balance sheet reflects the effects of the above mentioned financing transactions.

4.    Preferred Stock

      Effective December 20, 1996, the Company completed a private placement of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Gross proceeds from the offering totaled $6,000,000. Each share of Preferred Stock is convertible into shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (increasing to a maximum of 20% for conversions after December 20, 1997) of the average closing bid price of a share of common stock for three days preceding the date of conversion. The Company is recognizing the discount attributable to the beneficial conversion privilege of approximately $1,300,000 by accreting the amount from the date of issuance through December 20, 1997 as an adjustment of net income attributable to common shareholders. Such adjustment totaled $104,773 for the first quarter ended January 31, 1998. This accretion adjustment, which also represents the amount needed to accrete to the redemption value of the Preferred Stock for the period ended January 31, 1998, was recorded as a charge to accumulated deficit and accompanying credit to the Preferred Stock. The Preferred Stock accrues dividends at an annual rate of 5%, payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are exercisable during the four year period commencing on the first anniversary of the private placement, provided that for each share of Preferred Stock which is converted prior the one year anniversary of the placement, warrants to purchase 200 shares of common stock are forfeited.

      During the quarter ended January 31, 1998, 553 shares of Preferred Stock were converted into an aggregate of 499,301 shares of common stock and 106,800 warrants were forfeited. On January 31, 1998, there were 92,200 warrants outstanding. Upon the occurrence of certain events the Company may be required to redeem the Preferred Stock at a price equal to the liquidation preference, plus any accrued and unpaid dividends, plus an amount determined by formula. Proceeds from the private placement were used to repay certain debt outstanding at October 31, 1996, including a $1,869,050 note payable to the sellers of H.C. Connell, Inc. ("Connell") acquired by the Company on December 8, 1995, a $250,000 note payable to a director, and $2,015,895 due the former principals of Georgia Electric Company ("GEC"), representing undistributed S corporation profits existing at the date of acquisition of GEC.


          Notes to Condensed Consolidated Financial Statements (Continued)

5.    Stock Option Plan

      In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation", which was effective for the Company beginning November 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value of the equity instrument. Under SFAS No. 123, companies are permitted to continue to apply Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25, and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, to the extent the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following is the pro forma effect on net income and earnings per share as if the Company had adopted the expense recognition requirement of SFAS No. 123.

                                        Quarter ended January 31,
                                         1998                1997
                                         ----                ----
             Proforma net
             income (loss)       $      (698,026)  $         505,239

             Proforma earnings
             (loss) Per share
               Primary                      (.10)             (.06)
               Fully diluted                (.10)             (.06)



      Under the Company's 1995 Stock Option Plan, up to 550,000 shares of the Company's common stock are available for issuance pursuant to the grant of stock options.










          Notes to Condensed Consolidated Financial Statements (Continued)

6.    Industry and Geographic Area Segment Information

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

                                                    For the three months ended January 31,

           Industry Segments                        1998          1997         1996
                                                    ----          ----         ----
           Revenues:
              Traffic management operations    $  10,781,327  $ 10,000,229  $   5,812,978
              Telecommunication network
               services                           11,486,473     8,325,910      5,765,398
                                                ------------  ------------  -------------
                  Total                        $  22,267,800  $ 18,326,139  $  11,578,375
                                                ============   ===========   ============

           Income (loss) from operations:
              Traffic management operations    $      92,052  $    629,022  $     (85,183)
              Telecommunication network
               services                             (944,315)      220,896       (951,123)
                                                ------------  ------------  -------------
                  Total                        $    (852,263) $    849,918  $   1,036,306
                                                ============   ===========   ============

           Identifiable Assets:
              Traffic management operations    $  28,515,840  $ 25,140,056  $  20,196,358
              Telecommunication network
               services                           23,594,620    19,914,934     16,260,705
                                                ------------  ------------  -------------
                  Total                        $  52,110,460  $ 45,054,990  $  36,457,063
                                                ============   ===========   ============

           Capital Expenditures:
              Traffic management operations    $     421,072  $    394,445  $     274,097
              Telecommunication network
               services                            1,404,702       252,268        182,731
                                                ------------  ------------  -------------
                  Total                        $   1,825,774  $    646,713  $     456,828
                                                ============   ===========   ============

           Depreciation and amortization:
              Traffic management operations    $     467,038  $    385,024  $     260,016
              Telecommunication network
               services                              685,451       613,943        303,342
                                                ------------  ------------  -------------
                  Total                        $   1,152,489  $    998,967  $     563,358
                                                ============   ===========   ============

           Geographic Areas
           Revenues:
              United States                    $  20,981,423  $ 17,642,816  $  10,331,702
              Latin America                        1,286,377       683,323      1,246,673
                                                ------------  ------------  -------------
                  Total                        $  22,267,800  $ 18,326,139  $  11,578,375
                                                ============   ===========   ============

           Income (loss) from operations:
              United States                    $    (941,036) $    936,017  $    (114,121)
              Latin America                           88,773       (86,099)      (922,185)
                                                ------------  ------------  -------------
                  Total                        $   (852,263)  $    849,918  $  (1,036,306)
                                                ============   ===========   ============

           Identifiable Assets:
              United States                    $  48,982,031  $ 42,333,448  $  30,943,500
              Latin America                        3,128,429     2,721,542      5,513,563
                                                ------------  ------------  -------------
                  Total                        $  52,110,460  $ 45,054,990  $  36,457,063
                                                ============   ===========   ============


7.    Earnings Per Share

      In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share and was effective for the Company in the quarter ended January 31, 1998. All periods presented has been restated in accordance with the provisions of SFAS No. 128.

      The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128.

                                          For the three months ended,
                                    ------------------------------------

                                     January 31, 1998    January 31, 1997

      Net income available to
      common  stockholders
      (numerator)                      $    (824,210)  $     336,906


      Weighted-average number
      of common shares
      (denominator)                        8,759,300       8,252,318


      Earnings per common
      share - basic                            (0.09)           0.04

      Weighted-average number
      of common shares                     8,759,300       8,252,318
      (denominator)


      Common stock
      equivalents arising
      from stock options                      66,062         186,956

      Total shares
      (denominator)                        8,825,362       8,439,274

      Earnings per common
      share - diluted                          (0.09)           0.04











          Notes to Condensed Consolidated Financial Statements (Continued)

8.    Litigation

      In July 1997, the Company terminated the employment of William J. Mercurio, the Company's former Chief Executive Officer and Chief Financial Officer. On July 31, 1997, Mr. Mercurio filed a lawsuit in Palm Beach County Circuit Court naming the Company as a defendant and alleging that the Company breached an employment agreement and a stock option agreement to which he and the Company were parties. The complaint seeks damages and specific performance under the employment agreement and stock option agreement. The Company intends vigorously to defend itself and prove that its actions in terminating Mr. Mercurio's employment were proper and justified under the terms of his employment agreement.

      Additionally, the Company is party from time to time to various legal proceedings. In the opinion of management, none of these proceedings are expected to have a material impact on the Company's financial position or results of operations.

9.    Other Subsequent Events

      In November 1997, the Company signed a definitive agreement with COMSAT RSI JEFA Wireless Systems ("JEFA") to acquire (the "JEFA Acquisition") certain assets and assume certain liabilities of JEFA's intelligent traffic systems and wireless infrastructure and services business. On February 25, 1998, the transaction was completed and the Company acquired assets valued at approximately $12 million and assumed existing contracts with remaining revenue of approximately $20 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended January 31, 1998 and 1997. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets and profitability.

Results of Operations

The following table sets forth, for the periods indicated, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues.






                                        For the three months ended
                                                January 31,
                                     ----------------------------------

                                               1998             1997
                                               ----             ----

      Revenues                                  100%          100.00%
                                        --------------    --------------

      Cost of revenues                         85.4%            78.0%
      General and administrative               13.0%            10.4%
      Depreciation and amortization             5.2%             5.5%
      Charges and
       transaction/translation
       losses relating to Latin
       American operations                      (.1)%             0.0%
      Income (loss) from operations            (3.5)%             6.2%
      Interest expense and other                  .3%             2.1%
      Net income (loss)                         (3.6%)            2.8%

The Company reported a net loss for the first quarter ended January 31, 1998, before a reduction for the non-cash charge for the discounted conversion of the Company's convertible preferred stock (the accretive dividend) issued in December of 1996, of ($719,437) or ($.08) per share compared to net income of $469,906 or $.06 per share for the same period in 1997. These amounts are after a deduction for preferred stock dividends paid of $49,187 in the quarter ended January 31, 1998, and $35,333 for the quarter ended January 31, 1997. The reportable income was further reduced by the accretive dividend charge totaling $104,773 for the three months ended January 31, 1998, and $133,000 for the same period in the prior year.

Revenues for the quarter ended January 31, 1998 increased $3,941,661 to $22,267,800 compared to revenues of $18,326,139 for the same period in 1997. The acquisition of Dial Communications, Inc. ("Dial") in December 1996 accounted for approximately $1,004,230 of the increase for the three month period ended January 31, 1998. The remaining increases in revenue for the first quarter were generated from increased demand for services from the Company's other subsidiaries.

Cost of revenues increased during the first quarter to 85.4% of revenues from 78.00% of revenues for the same period in 1997. This is primarily a reflection of the impact on labor productivity and cost increase incurred due to the inclement weather experienced in the quarter ended January 31, 1998 and its impact on estimates of cost to complete on existing contracts. These cost increases are largely due to the decreased productivity levels being experienced due to the existing ground conditions.

General and administrative expense during the quarter ended January 31, 1998 increased $986,184 from $1,910,110 in 1997 to $2,896,294 in 1998. Approximately
$318,191 of the increase in general and administrative expenses for the quarter ended January 31, 1998 is attributable to the assimilation of the Dial acquisition. The remaining increase in general and administrative expenses resulted from the infrastructure growth relating to the business expansion experienced in fiscal year 1997.

The decrease in interest expense during the quarter ending January 31, 1998 reflects the change in cash management associated with use of the revolving line of credit and the payment of term debt.

Depreciation and amortization expense increased $153,522 for the quarter ended January 31, 1998 from the corresponding period in 1997. The Dial acquisition represents approximately $80,000 of the total increase for the quarter. The remaining increase resulted from the continuing improvement and updating of the Company's equipment.

Other income and expense for the quarter ended January 31, 1998 includes a recapture of $100,495 associated with the settlement of litigation cost previously expensed.

Income tax expense (benefit) for the quarters ended January 31, 1998 and 1997 differ from the amounts that would result from applying federal and state statutory tax rates to pre-tax income (loss) primarily due to nondeductible goodwill, losses from foreign operations and the recalculation of other deferred tax items from prior years based on current facts and circumstances.

Liquidity and Capital Resources

Cash and cash equivalents were $3,971,821 at January 31, 1998 compared to $5,838,644 at October 31, 1997. The decrease in cash during the first three months of 1998 primarily resulted from the repayment of indebtedness and the $1,250,000 acquisition cost of real property in connection with the settlement of litigation.

Effective January 6, 1998, the Company issued $10 million principal amount of 12% Senior Subordinated Notes due January 6, 2005 (the "Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share. Interest under the Notes is payable semi-annually in arrears. Equal principal payments are due in January 2004 and 2005 giving the Notes an average life of 6.5 years. The agreement pursuant to which the Notes were issued contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt, and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. The proceeds from issuance of the Notes were used for current working capital needs, to pay off existing debt and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan.

In addition to the Notes, the Company currently has outstanding $7,499,245 of secured indebtedness, including a $6 million line of credit which became payable on March 1, 1998. The Company has obtained an extension of the maturity date of the line of credit pending completion of negotiations with the lender for additional financing. The Company requires additional financing to satisfy the line of credit and to fund capital expenditures and operating requirements in connection with the growth of its businesses. Further, the Company requires additional financing to pursue acquisitions, a component of its business strategy.

Accordingly, the Company has been in negotiations with its secured lender regarding additional financing and during February, 1998, signed a commitment letter pursuant to which up to $30 million of secured revolving credit (the "Credit Facility") would be made available to the Company for a term of three years. The Company expects that the Credit Facility will allow it to select an interest rate based on the prime rate or on LIBOR (1, 2, 3 or 6 months), in each case plus an applicable margin, with respect to each draw it makes under the Facility. The Credit Facility will be secured by a first lien on all of the Company's real property and tangible assets, and will contain covenants which will, among other things, require the Company to maintain a certain net worth and fixed charge coverage and place limitations on the amount of total debt and additional indebtedness which the Company may incur, the Company's ability to pay dividends or make certain other payments, and the Company's ability to make investments and sell assets.

The Company currently intends to limit the total available financing under the Credit Facility to $25 million, and plans to use the proceeds of borrowings under the Credit Facility to refinance its existing secured indebtedness (including its $6 million line of credit), to finance working capital requirements of existing and acquired businesses, to fund acquisitions and capital expenditures and for other general corporate purposes. Upon completion of the Credit Facility financing on the terms generally described above and as otherwise currently contemplated by the Company, the Company expects that its cash on hand and available borrowing capacity under the Credit Facility will be sufficient to fund its capital requirements for the next twelve months. There can be no assurance, however, that the Company will not experience adverse operating results or other factors which could materially increase its cash requirements.

                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

Effective as of January 6, 1998, the Company issued $10 million principal amount of 12% Senior Subordinated Notes due January 5, 2005 and warrants (the "Warrants") to purchase 409,505 shares of its common stock at an exercise price of $8.25 per share. The Warrants become exercisable on January 6, 1999 and expire on January 6, 2003. The Warrants were issued to John Hancock Mutual Life Insurance Company (266,178 shares), Signature 1A (Cayman), Ltd. (122,852 shares), and John Hancock Variable Life Insurance Company (20,475 shares). While the Warrants were issued together with the Notes for aggregate consideration equal to the face amount of the Notes, the Company booked an original issue discount on the Notes of $175,000 relating to the issuance of the Warrants, which the parties agreed represented the fair market value of the Warrants. The Warrants were issued without registration under the Securities Act of 1933 in reliance upon the exemption contained in Section 4(2) thereof for transactions not involving a public offering.

On December 3, 1997, the Company issued 165,122 shares of common stock to CS First Boston Corp. upon conversion of 184 shares ($1,104,000 aggregate liquidation preference) of the Company's outstanding Series A Convertible Preferred Stock. On December 3, 1997, the Company issued 314,092 shares of common stock to Silverton International Fund Limited upon conversion of 350 shares ($2,100,000 aggregate liquidation preference) of the Series A Convertible Preferred Stock. On January 21, 1998, the Company issued 20,087 shares of common stock to Proprietary Convertible Investment Group, Inc., an affiliate of CS First Boston, upon conversion of 19 shares ($114,000 aggregate liquidation preference) of the Series A Convertible Preferred Stock. The Company received no additional consideration in connection with such conversions.

Item 6.           Exhibits and Reports on Form 8-K

             a)    Exhibits

Exhibit No. Description

 2.1        Asset  Purchase  Agreement,  dated  November 26, 1997,  among Able
            Telcom Holding
            Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI
            Acquisition, Inc. and COMSAT Corporation (1)

  3.1       Articles of Incorporation (as amended) (2) (3)

  3.2       Bylaws (as amended) (2)

  4.2       Specimen Common Stock Certificate (2)

  4.3       Specimen Series A Preferred Stock Certificate (4)

  4.4       Form of Warrant  issued to  purchasers of Series A Preferred
            Stock (3)

  10.25 Securities Purchase Agreements, dated as of January 6, 1998, between Able Telcom
            Holding Corp. and each of the Purchasers named therein (5)


      (1) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated
            February 25, 1998, and incorporated herein by reference.

      (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1
            (Reg. No. 33-65854), declared effective by the Commission on February 26, 1994, and incorporated herein by reference.

      (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated December 20, 1996, and incorporated herein by reference.

      (4)   Previously  filed as an exhibit to the  Company's  Annual Report on Form 10-K for the
            fiscal  year  ended October 31, 1996, and  incorporated   herein  by
            reference.

      (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the Fiscal year ended October 31, 1997, and
            incorporated   herein  by  reference.

             b)    Reports on Form 8-K

               No Reports on Form 8-K were filed during the period.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ABLE TELCOM HOLDING CORP.


March 23, 1998                            By:  /S/ Frazier L. Gaines
                                               _______________________________
                                                Frazier L. Gaines
                                                President and Chief Executive
                                                Officer



                                  EXHIBIT INDEX

Exhibit No.       Description

 2.1 Asset Purchase Agreement, dated November 26, 1997, among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors,
                Inc., COMSAT RSI
                Acquisition, Inc. and COMSAT Corporation (1)

  3.1           Articles of Incorporation (as amended) (2) (3)

  3.2           Bylaws (as amended) (2)

  4.2           Specimen Common Stock Certificate (2)

  4.3           Specimen Series A Preferred Stock Certificate (4)

  4.4           Form of Warrant  issued to  purchasers of Series A Preferred
                Stock (3)

  10.25         Securities  Purchase  Agreements,  dated as of  January  6,
                1998,
                between Able Telcom
                Holding Corp. and each of the Purchasers named therein (5)


      (1) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated
            February 25, 1998, and incorporated herein by reference.

      (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1
            (Reg. No. 33-65854), declared effective by the Commission on February 26, 1994, and incorporated herein by reference.

      (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated
            December 20, 1996, and incorporated herein by reference.

      (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the
            fiscal  year  ended  October  31,  1996,  and  incorporated   herein
            by reference.

      (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the
            fiscal  year  ended  October  31,  1997,  and  incorporated   herein
            by  reference.