Form 10-Q
period 1998-04-30
ABLE TELCOM HOLDING CORP
filed 1998-06-15
CIK 826411

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ____ TO _____.

                         COMMISSION FILE NUMBER 0-21986

                           ABLE TELCOM HOLDING CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      FLORIDA                            65-0013218
             (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                     1601 FORUM PLACE
                        SUITE 1110
                WEST PALM BEACH, FLORIDA                   33401
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                                (561) 688-0400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X     NO ____

     As of June 10, 1998, there were 9,973,863 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                           NUMBER
                                                                                          -------
PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of April 30, 1998 (Unaudited)
                  and October 31, 1997 ..................................................     3

               Condensed Consolidated Statements of Operations (Unaudited)
                  for the three months and six months ended April 30, 1998 and 1997 .....     4

               Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the six months ended April 30, 1998 and 1997 ......................     5

               Notes to Condensed Consolidated Financial Statements (Unaudited) .........     6

           Item 2. Management's Discussion and Analysis of Financial Condition and
                      Results of Operations .............................................    11

           Item 3--Not Applicable

PART II.   OTHER INFORMATION

           Items 1, 3 and 5--Not Applicable

           Item 2. Changes in Securities ................................................    14

           Item 4. Submission of Matters to a Vote of Security Holders ..................    15

           Item 6. Exhibits and Reports on Form 8-K .....................................    16

SIGNATURES ..............................................................................    18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 APRIL 30,       OCTOBER 31,
                                                                                   1998            1997(1)
                                                                              --------------   --------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents ................................................    $ 6,053,814      $ 6,229,602
 Accounts receivable, net .................................................     24,745,172       13,399,327
 Inventories ..............................................................      3,578,516        1,257,218
 Costs and profits in excess of billings on uncompleted contracts .........      4,918,817        5,614,813
 Prepaid expenses and other current assets ................................        749,120          508,591
                                                                               -----------      -----------
  Total current assets ....................................................     40,045,439       27,009,551
Property and equipment, net ...............................................     27,789,663       13,113,638
Other assets:
 Goodwill, net ............................................................     12,592,399        8,341,064
 Other non-current assets .................................................      2,640,128        1,881,741
                                                                               -----------      -----------
  Total other assets ......................................................     15,232,527       10,222,805
                                                                               -----------      -----------
  Total assets ............................................................    $83,067,629      $50,345,994
                                                                               ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ........................................    $ 1,534,076      $ 3,154,428
 Accounts payable .........................................................      9,918,818        5,392,871
 Billings in excess of costs and profits on uncompleted contracts .........      1,575,470          291,165
 Accrued and other current liabilities ....................................     17,915,533        4,130,173
                                                                               -----------      -----------
  Total current liabilities ...............................................     30,943,897       12,968,637
Long-term debt, non-current portion .......................................     23,636,544       14,139,567
Other non-current liabilities .............................................      3,617,829        1,277,866
                                                                               -----------      -----------
  Total liabilities .......................................................     58,198,270       28,386,070
Contingencies .............................................................             --               --
Convertible, redeemable preferred stock, $.10 par value,
  authorized 1,000,000 shares; 995 shares issued and outstanding at
  October 31, 1997 ........................................................             --        6,713,314
Shareholders' equity:
 Common stock, $.001 par value, authorized 25,000,000 shares; 9,756,243 and 8,580,422 shares issued and outstanding in April 30, 1998 and
   October 31, 1997, respectively .........................................          9,756            8,579
 Additional paid-in capital ...............................................     23,734,990       15,095,863
 Dividends on preferred stock .............................................       (182,579)              --
 Retained earnings ........................................................      1,307,192          142,168
                                                                               -----------      -----------
  Total shareholders' equity ..............................................     24,869,359       15,246,610
                                                                               -----------      -----------
  Total liabilities and shareholders' equity ..............................    $83,067,629      $50,345,994
                                                                               ===========      ===========

----------------
(1) The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                 ENDED APRIL 30,                       ENDED APRIL 30,
                                                       -----------------------------------   -----------------------------------
                                                             1998               1997               1998               1997
                                                       ----------------   ----------------   ----------------   ----------------
Revenues ...........................................     $ 34,551,839       $ 20,871,009       $ 56,819,639       $ 39,197,148
Costs and expenses:
 Costs of revenues .................................       24,224,343         15,759,382         43,219,293         30,034,344
 General and administrative ........................        5,169,587          2,313,167          8,065,881          4,223,277
 Depreciation and amortization .....................        1,432,448          1,040,406          2,584,937          2,039,373
                                                         ------------       ------------       ------------       ------------
  Total costs and expenses .........................       30,826,378         19,112,955         53,870,111         36,296,994
                                                         ------------       ------------       ------------       ------------
Income from operations .............................        3,725,461          1,758,054          2,949,528          2,900,154
Other expense, net .................................          358,135            279,065            434,465            571,247
                                                         ------------       ------------       ------------       ------------
Income before income taxes and
  minority interest ................................        3,367,326          1,478,989          2,515,063          2,328,907
Provision for income taxes .........................        1,298,742            539,531            956,758            884,210
                                                         ------------       ------------       ------------       ------------
Income before minority interest ....................        2,068,584            939,458          1,558,305          1,444,697
Minority interest ..................................          233,310             87,480            393,281             87,480
                                                         ------------       ------------       ------------       ------------
Net income .........................................        1,835,274            851,978          1,165,024          1,357,217
 Preferred stock dividends .........................           43,702             75,000            182,579            110,000
 Discount attributable to beneficial
   conversion privilege of preferred stock .........               --            439,600            104,773            572,600
                                                         ------------       ------------       ------------       ------------
Income applicable to common stock ..................     $  1,791,572       $    337,378       $    877,672       $    674,617
                                                         ============       ============       ============       ============
Income per common share (See Note 6):
 Basic .............................................     $       0.19       $       0.04       $       0.10       $       0.08
                                                         ============       ============       ============       ============
 Diluted ...........................................     $       0.19       $       0.04       $       0.09       $       0.08
                                                         ============       ============       ============       ============

            See notes to condensed consolidated financial statements.

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                    FOR THE SIX MONTHS
                                                                                      ENDED APRIL 30,
                                                                             ---------------------------------
                                                                                   1998              1997
                                                                             ---------------   ---------------
Cash provided by operating activities ....................................    $   2,362,196     $  3,121,833
Investing Activities:
 Capital expenditures, net ...............................................       (7,033,125)      (1,978,946)
 Acquisition of businesses (net of cash acquired of $4,351,446 in 1998
   and $403,617 in 1997)..................................................          319,919       (2,596,383)
 Sale of investments, net ................................................                           625,000
                                                                              -------------     ------------
  Net cash used in investing activities ..................................       (6,713,206)      (3,950,329)
                                                                              -------------     ------------
Financing Activities:
 Repayments of long-term debt and other borrowings .......................      (26,020,701)      (6,803,095)
 Proceeds from the issuance of long-term debt and other borrowings .......       30,194,428        5,424,060
 Net proceeds from preferred stock offering ..............................               --        5,664,148
 Proceeds from the exercise of stock options .............................          183,340               --
 Dividends paid on preferred stock .......................................         (182,579)         (75,000)
 Other ...................................................................              734         (337,480)
                                                                              -------------     ------------
  Net cash provided by financing activities ..............................        4,175,222        3,872,633
                                                                              -------------     ------------
(Decrease) increase in cash and cash equivalents..........................         (175,788)       3,044,137
Cash and cash equivalents, beginning of period ...........................        6,229,602        3,267,161
                                                                              -------------     ------------
Cash and cash equivalents, end of period .................................    $   6,053,814     $  6,311,298
                                                                              =============     ============
Supplemental Disclosure:
 Valuation of detachable warrants ........................................    $   1,244,284     $         --
                                                                              =============     ============

           See notes to condensed consolidated financial statements.

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. OPERATIONS AND BASIS OF PRESENTATION

     Able Telcom Holding Corp. and subsidiaries ("Able" or the "Company") specialize in the design, installation, maintenance and system integration of advanced communication networks for voice, data and video systems. These services are provided for an array of complimentary applications, including telecommunications infrastructure, traffic management systems, automated manufacturing systems and utility networks.

     In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments, consisting of only recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K ("Form 10-K").

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

     Certain items in the condensed consolidated financial statements as of April 30, 1997 and October 31, 1997 have been reclassified to conform with the current presentation.

2. ACQUISITIONS

     On December 2, 1996, the Company, through a wholly owned subsidiary, acquired all the outstanding common stock of Dial Communications, Inc. ("Dial"). As consideration, the Company paid $3.0 million in cash, issued 108,489 shares of common stock and issued an $0.9 million promissory note. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS ("APB No. 16"), and approximately $1.5 million of goodwill was recorded which is being amortized on a straight line basis over 20 years. The results of operations of Dial have been included since the date of acquisition. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1.9 million term loan from a bank. On July 15, 1997, this initial debt was repaid with an approximately $3.0 million term note.

     On February 25, 1998, the Company, through its wholly owned subsidiary, Georgia Electric Company ("GEC") acquired substantially all of the assets, and assumed certain liabilities of COMSAT RSI Acquisition, Inc. (d/b/a COMSAT RSI JEFA Wireless Systems), a subsidiary of COMSAT Corporation. As part of the transaction, GEC assumed certain construction contracts with the Texas Department of Transportation and various other telecommunications customers. GEC acquired the accounts receivable and fixed assets of the seller and assumed its trade payables, and received a cash payment from the seller at closing of approximately $4.7 million. In addition, the Company recorded significant accruals related to the contracts assumed of approximately $12.5 million, of which approximately $9.6 million remains outstanding at April 30, 1998 and is reflected as accrued and other current liabilities in the consolidated balance sheet.

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

2. ACQUISITIONS--(CONTINUED)

     The Company purchased all of the common stock of Patton Management Corporation ("Patton") on April 1, 1998 for a total purchase price of approximately $4.0 million, of which approximately $1.7 million was funded by the Company's revolving credit facility (See Note 3). The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16. Approximately $2.8 million in goodwill was recorded which is being amortized on a straight line basis over 20 years. The results of operations of Patton have been included since the date of acquisition. In connection with the acquisition, approximately $3.6 million in long-term debt outstanding at Patton, excluding that related to capital lease obligations, was repaid in April 1998 from the Company's revolving credit facility.

     The pro forma unaudited results of operations for the three and six months ended April 30, 1998 and 1997, assuming consummation of the purchases for Dial, COMSAT and Patton at the beginning of the respective periods, are as follows:

                                                            FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                               ENDED APRIL 30,                       ENDED APRIL 30,
                                                     -----------------------------------   -----------------------------------
                                                           1998               1997               1998               1997
                                                     ----------------   ----------------   ----------------   ----------------
Revenues .........................................     $ 40,967,740       $ 36,663,993       $ 77,001,002       $ 70,953,265
Income (loss) applicable to common stock .........     $    306,931       $ (1,306,192)      $ (2,836,640)      $ (2,699,115)
Income (loss) per common share--basic ............     $       0.03       $      (0.16)      $      (0.31)      $      (0.33)
Income (loss) per common share--diluted ..........     $       0.03       $      (0.15)      $      (0.31)      $      (0.32)

     The unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the date assumed.

3. BORROWINGS

     On June 1, 1997, the Company entered into a $6.0 million Line of Credit Facility (the "Line of Credit"). The Line of Credit was due March 1, 1998 with interest payable monthly and contained covenants which require, among other conditions, that the Company maintain certain tangible net worth, working capital and debt service coverage. The Line of Credit was collateralized by all real and personal property of the Company. The proceeds of the Line of Credit were used to repay existing debt, purchase assets and for working capital requirements. This amount was repaid with proceeds from the Company's new revolving credit agreement described below.

     Effective January 6, 1998, the Company issued $10.0 million of unsecured 12% Senior Subordinated Notes due January 6, 2005 (the "Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share. The warrants were valued at approximately $1.2 million and reflected as debt discount on the consolidated balance sheet at April 30, 1998. Interest under the Notes is payable semi-annually in arrears. Equal principal payments are due in January 2004 and 2005 giving the notes an average life of six and one-half years. The agreement, pursuant to when the Notes were issued, contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limits the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. The proceeds from the issuance of the Notes were used for current working capital needs, to pay off existing debt and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan.

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

3. BORROWINGS--(CONTINUED)

     On April 6, 1998, the Company obtained a $25.0 million three year senior secured revolving credit facility (the "Credit Facility") with a $2.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contains certain covenants which require, among other conditions, that the Company maintain certain net worth, minimum fixed charge coverage and limitations on total debt, and will be secured by a perfected first priority security interest on all tangible assets of the Company. The proceeds of the Credit Facility were used to finance working capital requirements and for other general corporate purposes, including acquisitions and equipment capital expenditures , not to exceed $15.0 million, associated with the Company's overall strategic plan. On June 11, 1998, this amount was repaid with proceeds from the Company's New Credit Facility defined below.

     On June 11, 1998, the Company replaced the Credit Facility with a new $35.0 million three year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility will allow the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest will be payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Cmpany maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility will be secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. The New Credit Facility matures in June 2001.

4. PREFERRED STOCK

     Effective December 20, 1996 the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6.0 million. Each share of Preferred Stock was convertible into shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (increasing to a maximum of 20% for conversions after December 20, 1997) of the average closing bid price of a share of common stock for three days preceeding the date of conversion. This accretion adjustment, which also represents the amount needed to accrete to the redemption value of the Preferred Stock for the period ended April 30, 1998, was recorded as a charge to accumulated deficit and accompanying credit to the Preferred Stock. The Preferred Stock accrued dividends at an annual rate of 5% and was payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock. The warrants are exercisable during the four year period commencing on the first anniversary of the private placement, provided that for each share of Preferred Stock which is converted prior to the one year anniversary of the placement, warrants to purchase 200 shares of common stock are forfeited.

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

4. PREFERRED STOCK--(CONTINUED)

     During the quarter and six months ended April 30, 1998, 442 and 995, respectively, shares of Preferred Stock were converted into an aggregate of 421,645 and 920,946 shares, respectively, of common stock. As of April 30, 1998, all of the shares of preferred stock have been converted to common stock.

     During the quarter and six months ended April 30, 1998, 106,800 warrants were forfeited and 92,200 warrants remain outstanding.

5. STOCK OPTION PLAN

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (" SFAS") No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION." SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value of the equity instrument. Under SFAS No. 123, companies are permitted to continue to apply Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25, and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, to the extent the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following is the pro forma effect on net income and earnings per share as if the Company had adopted the expense recognition requirement of SFAS No. 123.


                                                                   FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                      ENDED APRIL 30,                  ENDED APRIL 30,
                                                              -------------------------------   -----------------------------
                                                                    1998             1997            1998            1997
                                                              ---------------   -------------   -------------   -------------
Pro forma income available to common stockholders .........     $ 1,719,580       $ 265,386       $ 777,904       $ 574,849
Pro forma income
  Per share:
   Basic ..................................................     $      0.18       $    0.03       $    0.08       $    0.07
   Diluted ................................................     $      0.18       $    0.03       $    0.08       $    0.07

     Under the Company's 1995 Stock Option Plan, as amended, up to 1.3 million shares of the Company's common stock are available for issuance pursuant to the grant of stock options.

6. EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share and was effective for the Company beginning with the quarter ended January 31, 1998. All periods presented have been restated in accordance with the provisions of SFAS No. 128.

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

6. EARNINGS PER SHARE--(CONTINUED)

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128.

                                                     FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                       ENDED APRIL 30,                    ENDED APRIL 30,
                                               --------------------------------   -------------------------------
                                                     1998             1997             1998             1997
                                               ---------------   --------------   --------------   --------------
Basic:
Net income available to common stockholders
  (numerator) ..............................     $ 1,791,572      $   337,378      $   877,672      $   674,617
Weighted-average number of common shares
  (denominator) ............................       9,480,335        8,313,701        9,192,508        8,279,940
Earnings per common share--basic ...........     $      0.19      $      0.04      $      0.10      $      0.08

Diluted:
Weighted-average number of common shares
  (denominator) ............................       9,480,335        8,313,701        9,192,508        8,279,940
Common stock equivalents arising from
  stock options and warrants ...............         108,412          287,656           79,156          248,910
Total shares (denominator) .................       9,588,747        8,601,357        9,271,665        8,528,850
Earnings per common share--diluted .........     $      0.19      $      0.04      $      0.09      $      0.08

7. POTENTIAL ACQUISITION

     On April 26, 1998, the Company agreed to purchase all of the outstanding common stock of MFS Network Technologies, Inc., ("MFSNT"), from MFS Communications Company, Inc. ("MFSCC"), a subsidiary of WorldCom, Inc. ("WorldCom") at a purchase price equal to the net book value of MFSNT as of March 31, 1998 plus $10.0 million. Pursuant to the acquisition agreement, the Company granted to MFSCC a six-month option to purchase up to 2 million newly issued shares of the Company's stock at a purchase price of $7.00 per share, subject to the limitation that the actual number of shares issued will not exceed 1,817,941. The Company has paid a $10.0 million deposit, which is nonrefundable in the event the Company is unable to complete the transaction, which is to be applied to the purchase price for MFSNT.

8. SUBSEQUENT EVENTS

     On May 21, 1998, SIRIT Technologies Inc. ("SIRIT") filed a lawsuit in the United States District Court for the Southern Division of Florida, against the Company and Thomas M. Davidson. SIRIT asserts claims against the Company for tortious interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of MFSNT (Note 7) and seeks injunctive relief and compensatory damages in excess of $100.0 million. In the opinion of management, the lawsuit will not have a material adverse effect upon the consolidated financial position or results of operations of the Company. The Company intends to vigorously defend this matter.

     The Company is party, from time to time, to other various legal proceedings. In the opinion of management, none of these proceedings are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     Subsequent to April 30, 1998, the Company replaced its Credit Facility with its New Credit Facility. See Note 3 herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended April 30, 1998 and 1997. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets and profitability.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues.

                                             FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                ENDED APRIL 30,               ENDED APRIL 30,
                                          ---------------------------   ---------------------------
                                              1998           1997           1998           1997
                                          ------------   ------------   ------------   ------------
Revenues ..............................       100.00%        100.00%        100.00%        100.00%
Cost of revenues ......................        70.11%         75.51%         76.06%         76.62%
General and administrative ............        14.96%         11.08%         14.20%         10.78%
Depreciation and amortization .........         4.15%          4.99%          4.55%          5.20%
Income from operations ................        10.78%          8.42%          5.19%          7.40%
Net income ............................         5.31%          4.08%          2.05%          3.46%

     For the quarter ended April 30, 1998 revenues increased $13.7 million over the same period in the prior year from $20.9 million to $34.6 million. For the six months ended April 30, 1998, revenues increased $17.6 million from $39.2 million for the six months ended April 30, 1997 to $56.8 million for the six months ended April 30, 1998. These increases in revenue are due primarily to growth of the Company's operations through the acquisitions of COMSAT RSI JEFA Wireless Systems ("COMSAT") and Patton Management Corporation ("Patton") in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industries. For both the second quarter and the six months ended April 30, 1998, revenues increased by approximately $5.2 million and $2.8 million related to the acquisitions of COMSAT and Patton, respectively.

     As a percentage of revenues, cost of revenues decreased from 75.51% to 70.11% for the three months ended April 30, 1998 compared to the same three month period in the prior year. This decrease is due primarily to improved margins within the traffic management group related to the acquisition of COMSAT due to the reversal of some of the reserves established in connection with the acquisition as income from the contracts is recognized. For the six months ended April 30, 1998 and 1997, cost of revenues as a percentage of revenues remained relatively constant. This is due to increased costs related to the telecommunications services group resulting from tighter margins and competition in the telecommunications industry, as well as inclement weather which restricted some work during the winter months, offset by decreased costs related to the traffic management group related to the acquisition of COMSAT's operations.

     General and administrative expenses increased $2.9 million from $2.3 million to $5.2 million for the three months ended April 30, 1998 compared to the same period in the previous year. For the six months ended April 30, 1998, general and administrative expenses were $8.1 million, an increase of $3.9 million over the same period in the prior year. These increases are due to the overall increase in the management structure, at the corporate level as well as the division offices, necessary to support the Company's increased revenues in accordance with the Company's strategic objective of growth through acquisition.

     As a percentage of revenues, depreciation and amortization expense decreased from 4.99% in the three months ended April 30, 1998 to 4.15% for the three months ended April 30, 1997. In addition, for the six month periods ended April 30, 1998 and 1997, depreciation and amortization expense, as a percentage of revenues, decreased from 5.20% to 4.55%, respectively. This decrease, as a percentage of revenues, is due to the significant increase in revenues which did not require the same percentage increase in capital assets to support the operations of the Company.

     The Company has provided income taxes at a rate which approximates the rate used when applying federal and state statutory tax rates to pre-tax income, after adjusting for the amortization of nondeductible goodwill.

     For the quarter ended April 30, 1998, net income for the Company was $1.8 million compared to net income of $0.9 million in the quarter ended April 30, 1997. For the six months ended April 30, 1998, net income was $1.2 million compared to $1.4 million for the same period in 1997.

     Income applicable to common stock was $1.8 million and $0.9 million for the three and six months ended April 30, 1998, respectively, compared to $0.3 million and $0.7 million for the three and six months ended April 30, 1997, respectively. On a diluted basis, income per common share increased from $0.04 to $0.19 per share for the three months ended April 30, 1998 as compared to 1997 and increased from $0.08 to $0.09 per share for the six months ended April 30, 1998 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $6.1 million at April 30, 1998 compared to $6.2 million at October 31, 1997.

     Cash provided by operating activities of $2.4 million is a result of net income by the Company of $1.2 million for the six months ended April 30, 1998, increased by depreciation and amortization charges of $2.6 million, increased by $0.7 million for a non-cash charge related to contingent consideration from the acquisition of GEC, offset by increases in accounts receivable balances due to increased revenues as a result of the Company's significant growth in operations.

     Cash used in investing activities of $6.7 million is due to net capital expenditures required to support increased operations and replacement of existing equipment.

     Cash provided by financing activities of approximately $4.2 million is due primarily to net increases in long term debt and other borrowings in order to fund the acquisition of Patton, general corporate needs, and working capital requirements.

     Effective January 6, 1998, the Company issued $10.0 million of 12% unsecured Senior Subordinated Notes due January 6, 2005 (the "Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share. The warrants were valued at approximately $1.2 million and reflected as debt discount on the consolidated balance sheet at April 30, 1998. Interest under the Notes is payable semi-annually in arrears. Equal principal payments are due in January 2004 and 2005 giving the Notes an average life of
6.5 years. The agreement pursuant to which the Notes were issued contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt, and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. The proceeds from issuance of the Notes were used for current working capital needs, to pay off existing debt and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan.

     In addition to the Notes, on April 6, 1998, the Company obtained a $25.0 million three year senior secured revolving credit facility (the "Credit Facility") with a $2.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contains certain covenants which require, among other conditions, that the Company maintain certain net worth, minimum fixed charge coverage and limitations on total debt, and is secured by a perfected first priority security interest on all tangible assets of the Company. The proceeds of the Credit Facility were used to finance working capital requirements and for other general corporate purposes, including acquisitions and equipment capital expenditures, not to exceed $15.0 million, associated with the Company's overall strategic plan. On June 11, 1998 this amount was repaid with proceeds from the Company's New Credit Facility defined below.

     On June 11, 1998, the Company replaced the Credit Facility with a new $35.0 million three year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The New Credit Facility will allow the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest will be payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Cmpany maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility will be secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. The New Credit Facility matures in June 2001.

     The amount available under the New Credit Facility was used to repay existing secured indebtedness, and will be used to finance working capital requirements of existing and acquired businesses, to fund acquisitions and capital expenditures and for other general corporate purposes. The Company expects that its cash on hand and available borrowing capacity under the New Credit Facility will be sufficient to fund its capital requirements for the next twelve months. There can be no assurance, however, that the Company will not experience adverse operating results or other factors which could materially increase its cash requirements.

CAUTIONARY STATEMENTS

     Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time ("the Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The words "estimate," "project," "intend," "expect" and similar expressions, when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
(i) risks associated with leverage, including cost increases due to rising interest rates; (ii) risks associated with Able's ability to continue its strategy of growth through acquisitions; (iii) risks associated with Able's ability to successfully integrate all of its recent acquisitions; (iv) Able's ability to make effective acquisitions in the future and to successfully integrate newly acquired businesses into existing operations and the risks associated with such newly acquired businesses; (v) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations; (vii) the effect of, or changes in, general economic conditions; (viii) economic uncertainty in Venezuela; and (ix) weather conditions that are adverse to the specific businesses of Able. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

YEAR 2000

     In 1996, the Company initiated a conversion from existing accounting software to programs that are Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion, excluding those related to the purchase of new software which will be capitalized, are being expensed as incurred. The Company plans to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications and anticipates completing its conversions prior to October 31, 1999 at a total projected cost of $0.3 million.

     The Company has also initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issue.

RECENT DEVELOPMENTS

     On April 26, 1998, the Company agreed to purchase all of the outstanding common stock of MFS Network Technologies, Inc., ("MFSNT"), from MFS Communications Company, Inc. ("MFSCC"), a subsidiary of WorldCom, Inc. ("WorldCom") at a purchase price equal to the net book value of MFSNT as of March 31, 1998 plus $10.0 million. Pursuant to the acquisition agreement, the Company granted to MFSCC a six-month option to purchase up to 2 million newly issued shares of the Company's stock at a purchase price of $7.00 per share, subject to the limitation that the actual number of shares issued will not exceed 1,817,941. The Company has paid a $10.0 million deposit, which is nonrefundable in the event the Company is unable to complete the transaction, which is to be applied to the purchase price for MFSNT.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 10, 1998, the Company issued 45,226 shares of common stock to Silverton International Fund, Ltd. upon conversion of 50 shares of the Company's outstanding Series A Convertible Preferred Stock. Such shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as an exchange with existing security holders exclusively.

     On February 25, 1998, the Company issued 102,220 shares of common stock to Gerry W. Hall and 102,220 shares to J. Barry Hall. Both transactions occurred pursuant to an agreement dated October 12, 1996 pursuant to which the Company acquired all of the issued and outstanding common stock of Georgia Electric Company. Under the agreement, the sellers receive shares of the Company's common stock at the end of each of the five fiscal years commencing October 31, 1997 pursuant to a formula contained in the acquisition agreement. Both transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as amended, as a transaction by an issuer not involving a public offering.

     On April 26, 1998, the Company granted to MFS Communications Company, Inc. ("MFS"), a Delaware corporation, an option to purchase up to 2,000,000 shares (subject to the limitations described below) of the Company's common stock, par value $.001 per share. The option was granted in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated as of April 26, 1998, among the Company, MFS and its subsidiary, MFS Network Technologies, Inc. ("MFSNT"), under which the Company is to acquire all of the outstanding shares of the common stock of MFSNT (the "Merger").

     The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

     The option is exercisable for a six-month period commencing at the closing of the Merger or the earlier termination of the Merger Agreement. The option is exercisable for a cash exercise price of $7.00 per share (subject to adjustment for stock splits or combinations and similar events). MFS may elect, in lieu of exercising the option for some or all of the shares, to require the Company to issue to it shares of the Company's common stock with a market value equal to the excess of the then market value of the shares over $7.00. MFS is required to utilize this alternative to the extent necessary to ensure that the actual number of shares of the Company issued to it shall not exceed 1,817,941.

     The Company has agreed to promptly file with the Securities and Exchange Commission a registration statement to register the resale by MFS of any shares received by it pursuant to the option. In the event that MFS exercises the option in whole or in part, it shall be entitled to designate an individual as a representative of MFS to serve on the Company's Board of Directors for so long as MFS retains shares of the Company purchased pursuant to the option aggregating at least 5% of the Company's then outstanding shares of common stock.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on April 24, 1998. The Company's directors were elected by the following vote:

                                                                ABSTENTIONS
TO ELECT THE FOLLOWING NOMINEES                      VOTES      AND BROKER
AS DIRECTORS OF THE COMPANY          VOTES FOR     WITHHELD      NON-VOTES
---------------------------------   -----------   ----------   ------------
Jonathan A. Bratt                    6,823,212      381,729          0
John D. Foster                       6,903,112      301,829          0
Frazier L. Gaines                    6,802,902      402,039          0
Robert C. Nelles                     6,305,401      899,540          0
Richard J. Sandulli                  6,308,222      896,719          0
Gideon D. Taylor                     6,823,012      381,929          0

     In addition to the election of directors for the Company, shareholders voted upon amendments to the Company's 1995 Stock Option Plan which would increase the number of shares of Common Stock authorized for issuance thereunder from 550,000 to 1,300,000 and to provide for the granting thereunder of awards of shares of restricted Common Stock. The number of votes was as follows:

                              ABSTENTIONS AND
      FOR         AGAINST     BROKER NON-VOTES
--------------   ---------   -----------------
   2,111,343      706,098          74,347

     The shareholders were also asked to ratify Ernst & Young, LLP as the Company's independent accountants for the Company's fiscal year ending October 31, 1998. The number of votes was as follows:

                              ABSTENTIONS AND
      FOR         AGAINST     BROKER NON-VOTES
--------------   ---------   -----------------
   7,136,825       31,750          36,366

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 EXHIBIT
   NO.     DESCRIPTION
--------   -----------------------------------------------------------------------------------------
 2.1       Asset Purchase Agreement, dated November 26, 1997, among Able Telcom Holding Corp.,
           Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI
           Acquisition, Inc. and COMSAT Corporation(1)

 2.2       Indemnification Agreement, dated February 25, 1998, among Able Telcom Holding Corp,
           Georgia Electric Company, Transportation Safety Contractors, Inc. COMSAT RSI Acquisition,
           Inc. and COMSAT Corporation(1)

 2.3       Stock Purchase Agreement, dated as of April 1, 1998, among Able Telcom Holding Corp.,
           James P Patton, Rick Boyle and Claiborne K. McLemore III(2)

 2.4       Closing Memorandum and Schedule, dated April 1, 1998, among Able Telcom Holding Corp.,
           James P. Patton, Rick Boyle and Claiborne K. McLemore III.(2)

 2.5       Agreement and Plan of Merger by an among MFS Acquisition Corp., Able Telcom Holding
           Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of
           April 22, 1998.

 3.1       Articles of Incorporation of the Registrant, as amended(3)(4)

 3.2       Bylaws of the Registrant, as amended(3)

 4.2       Specimen Common Stock Certificate(3)

 4.3       Specimen Series A Preferred Stock Certificate(6)

 4.4       Form of Warrant issued to Credit Suisse First Boston and Silverton International Fund
           Limited(4)

 4.6       Able Telcom Holding Corp. 1995 Stock Option Plan(3)

10.8       Employment Agreement with Gerry W. Hall(5)

10.9       Master Agreement with AT&T(3)

10.10      Master Agreement with GTE(3)

10.15      Stock Purchase Agreement between Able Telcom Holding Corp., Traffic Management Group,
           Inc., Georgia Electric Company, Gerry W. Hall and J. Barry Hall(5)

10.16      Stock Purchase Agreement between Able Telcom Holding Corp., Telecommunications Services
           Group, Inc., Dial Communications, Inc., William E. Newton and Sybil C. Newton(8)

10.17      Promissory Note of Able Telcom Holding Corp. Payable to William E. and Sybil C. Newton(8)

10.23      Stock Purchase Agreement(5)

10.25      Securities Purchase Agreements, dated as of January 6, 1998, between Able Telcom Holding
           Corp. and each of the Purchasers named therein(6)

10.26      Senior Secured Revolving Credit Agreement dated as of April 6, 1998, between Able Telcom
           Holding Corp. And Suntrust Bank, South Florida, N.A. and Bank of America, FSB

11         Computation of Per Share Earnings(7)

27         Financial Data Schedule

----------------
(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated February 25, 1998, as filed with the Commission on March 12, 1998, as amended by Form 8-K/A-1, dated May 11, 1998, as filed with the Commission on May 11, 1998.
(2) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated April 1, 1998, as filed with the Commission on April 14, 1998.
(3) Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-65854), as declared effective by the Commission on February 26, 1994.
(4) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated December 20, 1996, as filed with the Commission on December 31, 1996.


(5) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 21986), dated October 12, 1996, as filed with the Commission on October 25, 1996.
(6) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986) for the fiscal year ended October 31, 1997, as filed with the Commission on February 13, 1998, as amended by Form 10-K/A, as filed with the Commission on March 20, 1998.
(7) Incorporated by reference from Note 6 to the Condensed Consolidated Financial Statements (unaudited), filed herewith.
(8) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated December 2, 1996, as filed with the Commission on December 13, 1996, as amended by Form 8-K/A-1, dated
    February 11, 1997, as filed with the Commission on February 11, 1997.

(b) Reports on Form 8-K

     On February 25, 1998, the Company filed a Current Report on Form 8-K announcing the acquisition of substantially all of the assets and the assumption of certain liabilities of COMSAT RSI.

     On April 14, 1998, the Company filed a Current Report on Form 8-K announcing the acquisition of all of the common stock of Patton Management Corporation.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABLE TELCOM HOLDING CORP.
                                             (REGISTRANT)

June 12, 1998                          By: /s/ FRAZIER L. GAINES
                                           -------------------------------------
                                           Frazier L. Gaines
                                           President and Chief Executive Officer

June 12, 1998                          By: /s/ MARK A. SHAIN
                                           -------------------------------------
                                           Mark A. Shain
                                           Chief Financial Officer

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                 EXHIBIT INDEX

 2.5       Agreement and Plan of Merger by an among MFS Acquisition Corp., Able Telcom Holding
           Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of
           April 22, 1998.

10.26      Senior Secured Revolving Credit Agreement dated as of April 6, 1998, between Able Telcom
           Holding Corp. And Suntrust Bank, South Florida, N.A. and Bank of America, FSB

27         Financial Data Schedule