Form 10-Q
period 1998-07-31
ABLE TELCOM HOLDING CORP
filed 1998-09-21
CIK 826411

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

           [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________.

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

                                YES X   NO ___

        As of September 17, 1998, there were 10,519,650 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

================================================================================

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                     NUMBER
PART I.       FINANCIAL INFORMATION

              Item 1.   Financial Statements

                        Condensed Consolidated Balance Sheets as of July 31, 1998 (Unaudited)
                           and October 31, 1997......................................................   3

                        Condensed Consolidated Statements of Operations (Unaudited)
                          for the three months and nine months ended July 31, 1998 and 1997..........   4

                        Condensed Consolidated Statements of Cash Flows (Unaudited)
                          for the nine months ended July 31, 1998 and 1997...........................   5

                        Notes to Condensed Consolidated Financial Statements (Unaudited).............   6

              Item 2.   Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.....................................................  13

              Item 3.   -Not Applicable

PART II.      OTHER INFORMATION

              Item 1.   Legal Proceedings............................................................  16

              Item 2.   Changes in Securities........................................................  16

              Item 3.   Default Upon Senior Securities...............................................  16

              Items 4 and 5 - Not Applicable

              Item 6.   Exhibits and Reports on Form 8-K.............................................  17

SIGNATURES...........................................................................................  20

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          JULY 31,           OCTOBER 31,
                                                                            1998                1997(1)
                                                                          ---------          ----------
ASSETS
Currents Assets:
  Cash and cash equivalents........................................    $  5,078,750         $ 6,229,602
  Accounts receivable, net.........................................      59,696,806          13,399,327
  Inventories......................................................      22,016,046           1,257,218
  Costs and profits in excess of billings on uncompleted contracts      100,216,707           5,614,813
  Prepaid expenses and other current assets........................       2,281,426             508,591
                                                                       ------------         -----------
      Total current assets.........................................     189,289,735          27,009,551
Property and equipment, net........................................      27,885,038          13,113,638
Other assets:
  Goodwill, net....................................................      14,156,511           8,341,064
  Other non-current assets.........................................       3,265,463           1,881,741
                                                                       ------------         -----------
      Total other assets...........................................      17,421,974          10,222,805
                                                                       ------------         -----------
      Total assets.................................................    $234,596,747         $50,345,994
                                                                       ============         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term-debt................................    $  6,340,229         $ 3,154,428
  Accounts payable.................................................      29,197,037           5,392,871
  Billings in excess of costs and profits on uncompleted contracts.      42,084,937             291,165
  Accrued and other current liabilities............................      22,693,872           4,130,173
                                                                       ------------         -----------
      Total current liabilities....................................     100,316,075          12,968,637
  Long-term debt, non-current portion..............................      55,932,136          14,139,567
  Other non-current liabilities....................................      28,582,100           1,277,866
                                                                       ------------         -----------
      Total liabilities............................................     184,830,311          28,386,070
Contingencies......................................................           _____               _____
Convertible redeemable Series A preferred stock, $.10 par value, authorized, 1,000,000 shares; 995 shares issued and outstanding
   at October 31, 1997.............................................           _____           6,713,314
Convertible redeemable Series B preferred stock, $.10 par value, authorized 1,000,000 shares, 4,000 shares issued and outstanding
   at July 31, 1998................................................      14,690,000               _____

Shareholders' Equity:
  Common stock, $.001 par value, authorized 25,000,000 shares;
   10,057,743 and 8,580,422 shares issued and outstanding at
   July 31, 1998 and October 31, 1997, respectively................          10,058               8,579
   Additional paid-in capital......................................      33,686,277          15,095,863
   Dividends on preferred stock....................................        (203,846)              _____
   Retained earnings...............................................       1,583,947             142,168
                                                                       ------------         -----------
      Total shareholders' equity...................................      35,076,436          15,246,610
                                                                       ------------         -----------
      Total liabilities and shareholders' equity...................    $234,596,747         $50,345,994
                                                                       ============         ===========

-----------------
(1) The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                       ENDED JULY 31,                   ENDED JULY 31,
                                                ---------------------------      ---------------------------
                                                   1998             1997            1998             1997
                                                -----------     -----------      -----------     -----------
Revenues..................................      $57,704,843     $21,984,127     $114,524,482     $61,181,275
Costs and expenses:
  Costs of revenues.......................       46,421,401      17,618,429       89,640,694      47,652,773
  General and administrative..............        4,637,348       2,143,050       12,703,229       6,366,327
  Depreciation and amortization...........        1,883,374       1,197,826        4,468,311       3,237,199
                                                -----------     -----------     ------------     -----------
    Total costs and expenses..............       52,942,123      20,959,305      106,812,234      57,256,299
                                                -----------     -----------     ------------     -----------
Income from operations....................        4,762,720       1,024,822        7,712,248       3,924,976
Other expense, net........................        2,222,315          83,355        2,656,780         654,602
                                                -----------     -----------     ------------     -----------
Income before income taxes and
  minority interest.......................        2,540,405         941,467        5,055,468       3,270,374
Provision (benefit) for income taxes......          712,963         (33,778)       1,669,721         850,432
                                                -----------     -----------     ------------     -----------
Income before minority interest...........        1,827,442         975,245        3,385,747       2,419,942
Minority Interest.........................          363,214          42,668          756,495         130,148
                                                -----------     -----------     ------------     -----------
Net income................................        1,464,228         932,577        2,629,252       2,289,794
Preferred stock dividends.................           21,267          75,000          203,846         185,000
Discount attributable to beneficial
   conversion privilege of preferred
   stock..................................          618,557         366,231          723,330         938,831
                                                -----------     -----------     ------------     -----------
Income applicable to common stock.........      $   824,404     $   491,346     $  1,702,076     $ 1,165,963
                                                ===========     ===========     ============     ===========
Income per common share (See Note 6):
  Basic...................................      $      0.08     $      0.06     $       0.18     $      0.14
                                                ===========     ===========     ============     ===========
  Diluted.................................      $      0.07     $      0.06     $       0.18     $      0.14
                                                ===========     ===========     ============     ===========

            See notes to condensed consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      FOR THE NINE MONTHS
                                                                         ENDED JULY 31,
                                                                   --------------------------
                                                                      1998            1997
                                                                   ------------   -----------
Cash provided by operating activities............................. $  5,882,784   $ 3,761,221

Investing Activities:

  Capital expenditures, net.......................................   (8,743,600)   (2,375,226)
  Acquisitions of businesses (net of cash acquired of $4,704,829
    in 1998 and $403,617 in 1997).................................   (1,209,462)   (2,596,383)
Sale of investments, net..........................................            0       625,000
                                                                   ------------   -----------
  Net cash used in investing activities...........................   (9,953,062)   (4,346,609)
                                                                   ------------   -----------
Financing Activities:
  Repayments of long-term debt and other borrowings...............  (91,074,992)   (7,526,293)
  Proceeds from the issuance of long-term debt
    and other borrowings..........................................   71,413,238     6,131,459
  Net proceeds from preferred stock offering......................   20,000,000     5,664,148
  Proceeds from the exercise of stock options.....................    2,784,367        21,312
  Dividends paid on preferred stock...............................     (203,846)     (150,000)
  Other...........................................................          659      (440,731)
                                                                   ------------   -----------
    Net cash provided by financing activities.....................    2,919,426     3,699,895
                                                                   ------------   -----------
(Decrease) increase in cash and cash equivalents..................   (1,150,852)  $ 3,114,507
Cash and cash equivalents, beginning of period....................    6,229,602   $ 3,267,161
                                                                   ------------   -----------
Cash and cash equivalents, end of period.......................... $  5,078,750   $ 6,381,668
                                                                   ============   ===========
Supplemental Disclosure:
  Valuation of detachable warrants................................ $  6,644,284   $        --
                                                                   ============   ===========

            See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    OPERATION AND BASIS OF PRESENTATION

      Able Telcom Holding Corp. and subsidiaries ("Able" or the "Company") specializes in the design, installation, maintenance and system integration of advanced communication networks for voice, data and video systems. These services are provided for an array of complimentary applications, including telecommunications infrastructure, traffic management systems, automated manufacturing systems and utility networks.

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

      Certain items in the condensed consolidated financial statements as of July 31, 1997 and October 31, 1997 have been reclassified to conform with the current presentation.

2.    ACQUISITIONS

      On December 2, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Dial Communications, Inc. ("Dial"). As consideration, the Company paid $3.0 million in cash, issued 108,489 shares of common stock and issued an $0.9 million promissory note. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS ("APB No. 16"), and approximately $1.5 million of goodwill was recorded which is being amortized on a straight line basis over 20 years. The results of operations of Dial have been included since the date of acquisition. The cash component of the purchase was funded in part from the Company's line of credit and the remainder through a $1.9 million term loan from a bank. On July 15, 1997, this initial debt was repaid with an approximately $3.0 million term note.

      On February 25, 1998, the Company, through its wholly owned subsidiary, Georgia Electric Company ("GEC") acquired substantially all of the assets and assumed certain liabilities of COMSAT RSI Acquisition, Inc. (d/b/a/ COMSAT RSI JEFA Wireless Systems) ("COMSAT"), a subsidiary of COMSAT Corporation. As part of the transaction, GEC assumed certain construction contracts with the Texas Department of Transportation and various other telecommunications customers. GEC acquired the accounts receivable and fixed assets of the seller, assumed its trade payables, and received a cash payment from the seller at closing of approximately $4.7 million. In addition, the Company recorded significant accruals related to the contracts assumed of approximately $12.5 million, of which approximately $4.9 million remains outstanding at July 31, 1998 and is reflected as accrued and other current liabilities in the consolidated balance sheet. The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16.

      On April 1, 1998, the Company purchased all of the outstanding common stock of Patton Management Corporation ("Patton") for a total purchase price of approximately $4.0 million, of which approximately $1.7 million was

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

      funded by the Company's revolving credit facility (See Note 3). The acquisition was accounted for using the purchase method of accounting in accordance with APB No. 16. Approximately $2.8 million in goodwill was recorded, which is being amortized on a straight line basis over 20 years. The results of operations of Patton have been included since the date of acquisition. In connection with the acquisition, approximately $3.6 million in long-term debt outstanding at Patton, excluding that related to capital lease obligations, was repaid in April 1998 from the Company's revolving credit facility.

      On July 2, 1998, Able acquired all of the outstanding common stock of MFS Network Technologies, Inc. ("MFSNT") from MFS Communications Company, Inc. ("MFSCC"), a subsidiary of Worldcom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998. The purchase price was originally equal to the shareholders' equity of MFSNT as of March 31, 1998, subject to certain adjustments, including adding back the cumulative advance by MFSCC or its affiliates to MFSNT, plus $10.0 million. The purchase price at that time was projected to be $101.4 million, as well as additional consideration in the form of options as described below. On September 9, 1998, the Company and WorldCom Network Services, Inc. ("WorldCom Network"), a wholly owned subsidiary of WorldCom, as assignee from MFSCC, entered into an agreement amending various terms of the transaction (the "September Agreement").

      The September Agreement, among other things, finalizes the purchase price at approximately $58.8 million (which was determined by negotiation without reference to the original purchase formula), subject to additional amounts payable as contingent consideration which relate to the resolution of certain preacquisition contingencies for pending litigation, claims and assessments and losses on certain projects, as well as additional consideration in the form of both options and a phantom stock award or other equity participation award as described below. Any additional amounts payable will be due and payable on December 29, 2000.

      As of July 31, 1998 the Company paid $33.6 million of the consideration in cash, and temporarily financed the remainder, a seller note originally issued for $86.4 million, with a 12% note ("MFSNT Note") delivered to MFSCC. As security for the MFSNT Note and an indemnity agreement, the Company has pledged to Worldcom and MFSCC all of the shares of MFSNT. Pursuant to the September Agreement, the MFSNT Note was replaced with a new note in the principal amount of $30.0 million on September 9, 1998 at an interest rate of 11.5% (the "New Note"). The New Note represents $20.0 million associated with the purchase price of MFSNT and $10.0 million related to an estimated advance for receivables at MFSNT, subject to certain adjustments. The New Note matures December 15, 2000, may be prepaid without penalty, and will be reduced by the proceeds from the sale of certain assets which were acquired in the transaction.

      The cash portion of the purchase price was obtained in part from operations, the Company's line of credit and in part through the private placement on June 30, 1998 of $20.0 million of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock") See Note 4.

      The Company's senior lender and the holder of the Company's $10.0 million 12% Senior Subordinated Notes, (the "12% Notes") have consented to the MFSNT Note and the stock pledge agreement. In connection with the consent of the 12% Notes holders, the Company agreed to prepay the 12% Notes, together with a prepayment penalty, on August 31, 1998, which was extended until October 2, 1998. See Note 3.

      Pursuant to the merger agreement, the Company agreed with WorldCom, MFSCC and its affiliates to assume (a) their obligations under a certain Guaranty Agreement in favor of Credit Lyonnais' New York branch, as Administrative Agent for lenders, under a Credit Agreement dated November 1, 1996 between the lenders and Kanas Telcom, Inc., a partially-owned affiliate of MFSNT, and (b) their obligations under surety indemnity agreements relating to various surety bonds issued in favor of MFSNT.

      In addition, MFSNT entered into a five-year Master Services Agreement with WorldCom Network to provide telecommunications infrastructure services to WorldCom affiliates for a minimum of $40.0 million per year, provided that the aggregate sum payable to MFSNT shall be not less than $325.0 million, including a fee of 12% of reimbursable costs under the agreement ("Aggregate Sum"). To achieve these established minimums, WorldCom Network has agreed to award MFSNT at least 75% of all of WorldCom Network's outside plant work related to its local network projects. If MFSNT declines any of the first $130.0 million of contract work in any year of the agreement, the value of the declined work reduces the Aggregate Sum. MFSNT has agreed that WorldCom Network will have met all of its obligations to MFSNT to the extent that payments to MFSNT reach an aggregate of $500.0 million at any time during the five-year term.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

      If the MFSNT Note is in default, WorldCom Network's obligations under the Master Services Agreement are reduced in certain respects, and it would not be obligated to order further work under the Master Services Agreement during the period the MFSNT Note remains not paid in full. In addition, upon a default under the MFSNT Note, WorldCom and MFSCC have the right to retain the shares of MFSNT as well as all payments made by the Company under the MFSNT Note, and in certain circumstances WorldCom may have a claim against the Company for any balance due under the MFSNT Note in excess of the deemed value of MFSNT as calculated under the stock pledge agreement.

      Under the merger agreement, the Company is entitled to use the name "MFSNT" during the 18-month transition period commencing July 2, 1998, and will not be entitled to use it after such 18-month period.

      The Company also granted to MFSCC an option to purchase up to 2,000,000 shares of the Company's common stock, during the period commencing July 2, 1998 ending six months after payment of the MFSNT Note, as amended by the September Agreement to extend the exercise period. The exercise price is $7.00 per share, except that MFSCC may elect to exercise the option, in whole or in part, on a "cashless" basis under which it will receive shares of common stock with a market value equal to the difference between the common stock's then market price and $7.00, subject to a 1,817,941 share limitation. Should the options be exercised, MFSCC will be entitled to designate a representative to serve on the Company's Board of Directors as long as MFSCC retains these shares aggregating at least 5.0% of the then outstanding shares. In addition, the Company agreed to issue a phantom stock award or other equity participation award which covers an amount equivalent to 600,000 shares of the Company's common stock, payable in cash, stock or a combination thereof at the Company's option, and is exercisable only on the anniversary date of the acquisition for the next three years at a price not to be less than 5 3/32 per share nor more than 30 3/32 per share. The final terms and conditions described in the September Agreement are expected to be more fully set forth in certain additional agreements between the Company and WorldCom Network expected to be finalized in the near future. The consummation of the terms and conditions set forth in the September agreement will require certain consents and waivers by the New Credit Facility lender as described below.

      The acquisition of MFSNT was accounted for using the purchase method of accounting, in accordance with APB No. 16, whereby all assets acquired and liabilities assumed were fair-valued, which resulted in negative goodwill totaling approximately $50.7 million which was first allocated to fixed assets, reducing them to zero, with the remainder reducing the value of certain ongoing projects. The results of operations of MFSNT have been included since the date of acquisition.

      The following summarizes the fair value of the assets acquired and the liabilities assumed in connection with the acquisition of MFSNT on July 2, 1998 (in millions):

                                                                                           ALLOCATION OF
                                                                                              NEGATIVE     FAIR VALUE
                                                                               FAIR VALUE     GOODWILL      RECORDED
                                                                               ----------     --------      --------
      Cash and cash equivalents.............................................      $ 0.5                      $  0.5
      Accounts receivable...................................................       46.3                        46.3
      Costs and profits in excess of billings on uncompleted contracts......       82.6                        82.6
      Resalable conduit inventory...........................................       65.7        ($45.0)         20.7
      Prepaid expenses and other current assets.............................        0.5                         0.5
      Property, plant and equipment.........................................        5.7          (5.7)           --
      Accounts payable......................................................      (13.7)                      (13.7)
      Billings in excess of costs and profits on uncompleted contracts......      (42.3)                      (42.3)
      Accrued liabilities...................................................      (35.8)                      (35.8)
      Note payable..........................................................      (58.8)                      (58.8)

           Negative Goodwill................................................      (50.7)         50.7            --

      The pro forma unaudited results of operations for the three and nine months ended July 31, 1998 and 1997, assuming consummation of the purchases for Dial, COMSAT, Patton, and MFSNT at the beginning of the respective periods are as follows:

                                                     FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                        ENDED JULY 31,                 ENDED JULY 31,
                                                  ---------------------------   ---------------------------
                                                     1998            1997           1998           1997
                                                  ----------     ------------   ------------   ------------
      Revenues..................................  $91,401,281    $108,773,491   $297,350,870   $325,662,942
      Basic loss per share:
         Loss applicable to common stock........  $(3,478,554)   $ (3,248,049)  $(15,752,820)  $ (9,026,577)
         Loss per common share..................  $     (0.35)   $      (0.39)  $      (1.63)  $      (1.09)
      Diluted loss per share:
         Loss applicable to common stock........  $(3,457,287)   $ (3,173,049)  $(15,548,974)  $ (8,841,577)
         Loss per common share..................  $     (0.30)   $      (0.34)  $      (1.50)  $      (1.00)

      The unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the date assumed.

3.    BORROWINGS

      On June 1, 1997, the Company entered into a $6.0 million Line of Credit Facility (the "Line of Credit"). The Line of Credit was due March 1, 1998 with interest payable monthly and contained covenants which required among other conditions, that the Company maintain certain tangible net worth, working capital and debt service coverage. The Line of Credit was collateralized by all real and personal property of the Company. The proceeds of the Line of Credit were used to repay existing debt, purchase assets and for working capital requirements. This amount was repaid with proceeds from the Company's new revolving credit agreement described below.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

      Effective January 6, 1998, the Company issued $10.0 million of unsecured 12% Senior Subordinated Notes due January 6, 2005 (the "12% Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share. The warrants were fair valued at approximately $1.2 million and are reflected as debt discount on the consolidated balance sheet at July 31, 1998. Amortization of debt discount for the nine months ended July 31, 1998 totaled $0.1 million. Interest under the 12% Notes is payable semi-annually in arrears. Equal principal payments are due in January 2004 and 2005 giving the 12% Notes an average life of six and one-half years. The agreement, pursuant to when the 12% Notes were issued, contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. The proceeds from the issuance of the 12% Notes were used for current working capital needs, to pay off existing debts and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan. Between May 29, 1998 and September 17, 1998, the Company received either waivers and/or consents, or letters of forbearance relating to the acquisition of MFSNT and the related financing of the acquisition. These letters also accelerated the expiration date of the 12% Notes to August 31, 1998, which has been extended through October 16, 1998 by the last letter dated September 17, 1998. At July 31, 1998, this amount has been reflected as long-term debt as it is expected to be refinanced with long term debt. The Company believes that it will be able to refinance or further extend the time for payment of the Subordinated Notes due October 16, 1998. However, there can be no assurance that the Company will be able to so satisfy the Subordinated Notes by such date, or if satisfied, that the terms and conditions of such refinancing or extension will not be adverse to the Company. Failure to timely satisfy the Subordinated Notes would constitute a default under the New Credit Facility (described below) and could have a material adverse effect on the Company.

      On April 6, 1998, the Company obtained a $25.0 million three year senior secured revolving credit facility (the "Credit Facility") with a $2.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allowed the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case, plus an applicable margin, with respect to each draw the Company made thereunder. Interest was payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contained certain covenants which required, among other conditions, that the Company maintain certain net worth, minimum fixed charge coverage and limitations on total debt, and was secured by a perfected first priority security interest on all tangible assets of the Company. The proceeds of the Credit Facility were used to finance working capital requirements and for other general corporate purposes, including acquisitions and capital expenditures, not to exceed $15.0 million, associated with the Company's overall strategic plan. On June 11, 1998, this amount was repaid with proceeds from the Company's New Credit Facility defined below.

      On June 11, 1998, the Company replaced the Credit Facility with a new $35.0 million three year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The New Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw the Company makes thereunder. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility is secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. On June 30, 1998, the New Credit Facility was amended to include (i) the Company's acquisition of MFSNT and the related financing of such transaction, (ii) changes in financial covenants related thereto, and
      (iii) other amendments relating to investments, pledging and intercompany matters. The Company is currently engaged in discussions with its senior lenders under the New Credit Facility with respect to the waiver or consent of various provisions of such Facility (of which it may be in violation) arising out of the MFSNT transaction, including the September Agreement. The Company also intends to seek additional financing. There can be no assurance, however, that the Company will be able to obtain appropriate waivers or consents, or additional financing on commercially reasonable terms. The failure to obtain appropriate waivers or consents could have a material adverse effect on the Company. The New Credit Facility matures in June 2001.

      On July 2, 1998 the Company entered into the MFSNT Note with MFSCC for $86.4 million, at an interest rate of 12%, due on August 31, 1998. As security for the MFSNT Note and an indemnity agreement, the Company has pledged to WorldCom and MFSCC all of the shares of MFSNT. On September 9, 1998, the MFSNT Note was replaced with a New Note in the principal amount of $30.0 million bearing interest at 11.5%. The New Note represents $20.0 million associated with the purchase price of MFSNT and $10.0 million related to an estimated advance for receivables at MFSNT, subject to certain adjustments. The New Note matures on December 15, 2000, may be prepaid without penalty, and will be reduced by the proceeds from the sale of certain assets which were acquired in the transaction.

4.    PREFERRED STOCK

      SERIES A PREFERRED STOCK
      Effective December 20, 1996, the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6.0 million. Each share of Series A Preferred Stock was convertible into shares of the Company's common stock after April 30, 1997 at the lesser of $9.82 per share or at a discount (increased to a maximum of 20% for conversions after

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

      December 20, 1997) of the average closing bid price of a share of common stock for three days preceding the date of conversion. This accretion adjustment, which also represents the amount needed to accrete to the redemption value of the Series A Preferred Stock for the nine months ended July 31, 1998, was recorded as a charge to equity and accompanying credit to the Series A Preferred Stock. The Series A Preferred Stock accrued dividends at an annual rate of 5% and was payable quarterly in arrears in cash or through a dividend of additional shares of Series A Preferred Stock. The warrants are exercisable during the four year period commencing on the first anniversary of the private placement, provided that for each share of Series A Preferred Stock which is converted prior to the one year anniversary of the placement, warrants to purchase 200 shares of common stock were forfeited.

      During the nine months ended July 31, 1998, 995 shares of Series A Preferred Stock were converted into an aggregate of 920,946 shares of common stock. As of July 31, 1998, all of the shares of Series A Preferred Stock have been converted to common stock.

      During the nine months ended July 31, 1998, 106,800 warrants were forfeited and 62,200 warrants remain outstanding.

      SERIES B PREFERRED STOCK
      Effective June 30, 1998, the Company completed a private placement transaction of 4,000 shares of $0.10 par value, Series B Convertible Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 1,000,000 shares of the Company's common stock at $19.80 per share. Proceeds from the offering totaled $20.0 million which were used to pay a portion of the MFSNT purchase price as well as other costs associated with the acquisition. In general, each share of Series B Preferred Stock is convertible into shares of the Company's common stock commencing on June 30, 1998 at 97% at the lesser of the (i) average of the low trading prices for any three days during the twenty-two (22) trading days immediately preceding the conversion date, or (ii) the low trading price on the day immediately preceding the conversion date, subject to a minimum equal to 95% of such conversion price, unless waived by a holder on not less than 61 days prior written notice, no holder may convert an amount which would result in such holders beneficial ownership exceeding 4.99% of the Company's common stock. The accretion adjustment attributable to the beneficial conversion feature of $0.6 million has been recorded as a charge to equity and an accompanying credit to the Series B Preferred Stock. The Series B Preferred Stock accrues dividends at an annual rate of 4% and is payable quarterly in arrears, in cash, or through a dividend of shares of the Company's common stock. The warrants are exercisable over a five year period commencing June 30, 1998 and are fair valued at $5.4 million in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "ACCOUNTING FOR STOCK BASED COMPENSATION," and will be amortized as a dividend over five years.

      During the three months ended July 31, 1998, dividends of $0.2 million were recorded consisting of $0.1 million as the cumulative dividend and $0.1 million for the amortization of the valuation of the warrants. None of the Series B Preferred Stock had been converted nor had any warrants been exercised as of July 31, 1998. Costs incurred in connection with the offering of approximately $1.0 million will be expensed over the five year conversion period commencing June 30, 1998.

      On September 14, 1998, 200 shares of the Series B Preferred Stock were converted into 461,907 shares of common stock at a price of $2.18 per share.

5.    STOCK OPTION PLAN

      In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, which requires expanded disclosures of stock based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value of the equity instrument. Under SFAS No. 123, companies are permitted to continue to apply Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25, and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, to the extent the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following is the pro forma effect on net income an earnings per share as if the Company had adopted the expense recognition requirement of SFAS No. 123:

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                             ENDED JULY 31,                  ENDED JULY 31,
                                                       ----------------------------      ------------------------
                                                          1998             1997             1998          1997
                                                       ----------        ----------      ----------      --------
      Pro forma income (loss) available to common
       stockholders:
         Basic.....................................   $  (336,786)        $438,848        $238,876       $788,836
         Diluted...................................   $  (315,519)        $513,848        $442,722       $973,836
      Pro forma income (loss):

       Per share:
         Basic.....................................        $(0.03)           $0.05           $0.02          $0.09
         Diluted...................................        $(0.03)           $0.05           $0.04          $0.11

      Under the Company's 1995 Stock Option Plan, as amended, up to 1.3 million shares of the Company's common stock are available for issuance pursuant to the grant of stock options.

6.    EARNINGS PER SHARE

      In February 1997, the FASB issued SFAS No. 128, "EARNINGS PER SHARE", which changes the method of calculating earnings per share and was effective for the Company beginning with the quarter ended January 31, 1998. All periods presented have been restated in accordance with the provisions of SFAS No. 128.

      The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128:

                                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                            ENDED JULY 31,                  ENDED JULY 31,
                                                       ------------------------      -------------------------
                                                           1998          1997            1998          1997
                                                       -----------   ----------      -----------    ----------
      Basic:
      Net income available to common stockholders
         (numerator).................................. $   824,404   $  491,346      $ 1,702,076    $1,165,963
      Weighted-average number of common shares
        (denominator).................................   9,918,292    8,321,534        9,660,921     8,304,036
      Earnings per common share-basic................. $      0.08   $     0.06      $      0.18    $     0.14

      Diluted:
      Net income available to common stockholders
         (numerator).................................. $   845,671   $  566,346      $ 1,905,922    $1,241,457
      Weighted-average number of common shares
        (denominator).................................   9,916,404    8,321,534        9,642,253     8,304,036
      Common stock equivalents arising from stock
        options, warrants and convertible preferred
        stock.........................................   1,683,266    1,108,514          706,234       517,412
      Total shares (denominator)......................  11,601,558    9,430,048       10,367,155     8,821,448
      Earnings per common share-diluted............... $      0.07   $     0.06      $      0.18    $     0.14

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

7.    LITIGATION

      On May 21, 1998, SIRIT Technologies, Inc. ("SIRIT") filed a lawsuit in the United States District Court for the Southern District of Florida, against the company and Thomas M. Davidson, who has since become a member of the Company's Board of Directors. SIRIT asserts claims against the Company for tortious interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of MFSNT (See Note 7) and seeks injunctive relief and compensatory damages in excess of $100.0 million. In the opinion of management, the lawsuit will not have a material adverse effect upon the consolidated financial position or results of operations of the Company. The Company intends to vigorously defend this matter.

      On September 10, 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, Chairman of the Board Gideon Taylor, Chief Executive Officer Frazier L. Gaines, Chief Accounting Officer Jesus Dominguez, and Chief Financial Officer Mark A. Shain. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees. Management is currently assessing the allegations set forth in the lawsuits and the Company intends to vigorously defend this matter.

      Although the Company has not yet been served, it is aware of the filing of additional shareholder lawsuits. The allegations of these lawsuits appear to be based on allegations similar to those set forth in the SFSC lawsuit. The Company intends to vigorously defend these similar lawsuits as well.

      The Company is party, from time to time, to other various legal proceedings. In the opinion of management, none of these other proceedings are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended July 31, 1998 and 1997. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risk and uncertainties, including but not limited to economic, governmental and technological factors affecting the Company's operations, markets and profitability.

      As a result of three acquisitions during the nine month period ended July 31, 1998, primarily the acquisition of MFS Network Technologies Inc. ("MFSNT"), material changes exist in substantially all balance sheet and statements of operations categories.

      RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected elements of the Company's condensed statements of operations as a percentage of its revenues.

                                                 FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                     ENDED JULY 31,                  ENDED JULY 31,
                                                 1998           1997              1998            1997
      Revenues                                  100.00%        100.00%           100.00%         100.00%
      Cost of Revenues                           80.45          80.14             78.27           77.89
      General and Administrative                  8.04           9.75             11.09           10.41
      Depreciation and amortization               3.26           5.45              3.90            5.29
      Income from Operations                      8.25           4.66              6.73            6.42
      Other expense, net                          3.85           0.38              2.32            1.07
      Net income                                  2.54           4.24              2.30            3.74

      The following table sets forth the selected elements of the Company's condensed statement of operations for MFSNT as a percentage of revenues for the period July 3 through July 31, 1998.

      Revenues                                  100.00%
      Cost of Revenues                           80.62
      General and Administrative                  9.47
      Depreciation and amortization               0.00
      Income from Operations                      9.94
      Net income                                  4.36

      For the quarter ended July 31, 1998 revenues increased $35.7 million over the same period in the prior year from $22.0 million to $57.7 million. For the nine months ended July 31, 1998 revenues increased $53.3 million from $61.2 million through July 31, 1997 to $114.5 for the nine months ended July 31, 1998. These increases in revenue are due primarily to growth of the Company's Operations through the acquisition of MFSNT in the third quarter and the acquisition of COMSAT RSI JEFA Wireless Systems ("COMSAT") and Patton Management Corporation ("Patton") in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industry. For the quarter ended July 31, 1998 revenues increased by approximately $18.6 million, $5.1 million and $7.5 million related to the acquisitions of MFSNT, COMSAT, and Patton, respectively. For the nine months ended July 31, 1998 the revenue growth associated with the acquisitions was $18.6 million, $15.5 million and $10.3 million, respectively.

      As a percentage of revenues, cost of revenues increased from 80.14% to 80.45% for the three months ended compared to the same period in the prior year. For the nine month period ended July 31, 1998 and 1997 cost of revenues as a percentage of revenues increased slightly from 77.89% to 78.27%. The increases are due to increased cost related to the telecommunications service group resulting from tighter margins and competition in the telecommunications industry, as well as inclement weather which restricted some work during the winter months and extended completion dates into later periods, offset by decreased cost related to the traffic management group acquisition of COMSAT's operations.

      General and administrative expenses increased $2.5 million from $2.1 million to $4.6 million for the three months ended July 31, 1998 compared to the same period in the previous year. For the nine month ended July 31, 1998 general and administrative expenses were $12.7 million, an increase of $6.4 over the same period in the prior year. These increases are due to the overall increase in the management structure, at the corporate level as well as the division offices, necessary to support the Company's increased revenue in accordance with the Company's strategic objective of growth through acquisition and an increase in cost resulting from the acquisition of MFSNT. For the three and nine month period ended July 31, 1998 general and administrative expense relating to the operations of MFSNT were approximately $1.7 million.

      As a percentage of revenues, depreciation and amortization expense decreased from 5.45% to 3.26% for the three months ended July 31, 1998 as compared to the same period in the prior year. For the nine month period ended July 31, 1998 the depreciation and amortization expense as a percentage of revenue decreased from 5.29% to 3.90% as compared to the same period in 1997. This decrease, as a percentage of revenue, is due to the significant increase in revenues which did not require the same percentage increase in capital assets to support the operations of the Company. The MFSNT acquisition resulted in negative goodwill which resulted in the reduction in the depreciable base of the fixed assets to zero. Therefore no depreciation is recorded for the MFSNT operations.

      For the quarter ended July 31, 1998 income from operations for the Company was $4.7 million compared to income of $1.0 million in the quarter ended July 31, 1998. For the nine months ended July 31, 1998 income from operations was $7.7 million compared to $3.9 million for the same period in the prior year as discussed above.

      Other expense, net increased by $2.1 million to $2.2 for the three month period ended July 31, 1998 as compared to $0.1 million for the comparable period in 1997. This increase is due to increased interest cost relating to the acquisition of MFSNT, the write-off of loan cost on the Bank Of America credit facility of approximately $0.2 million, and a noncash expense of approximately $0.1 million relating to the earnout agreement associated with the acquisition of GEC. Other expense, net was also impacted by noncash charges associated with stock option granted at below market prices, the amortization of the cost basis of the warrants issued in conjunction with the Series B preferred stock and amortization of loan cost associated with the Nations Bank revolver. Other expense, net increased by $1.9 million to $2.6 million for the nine month period ended July 31, 1998 from the same period in 1997 for the same reasons discussed above.

      The Company has provided income taxes at a rate which approximates the rate used when applying federal and state statutory rates to pre-tax income, after adjusting for the amortization of nondeductible goodwill.

      Net income before the discount attributable to beneficial conversion privilege of preferred stock and preferred dividends for the three months ended July 31, 1998 increased $.6 million from $.9 million in 1997 to $1.5 million in 1998 for the reasons described above. For the nine months ended July 31, 1998 net income before the discount attributable to beneficial conversion privilege of preferred stock and preferred dividends was $2.6 million compared to $2.3 million for the comparable period in 1997 for the reasons described above.

      Income applicable to common stock was $.8 million and $1.7 million for the three and nine months ending July 31, 1998 as compared to $.5 million and $1.2 million for the three and nine months ended July 31, 1997, respectively. On a diluted basis, income per share was $.07 per share for the three months ended July 31, 1998 as compared to $.06 per share for the same period in 1997. For the nine month period ended July 31, 1998 income per share on a diluted basis was $.18 compared to $.14 for the nine months ended July 31, 1997.

      LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash resources were $5.1 million at July 31, 1998 compared to $6.2 million at October 31, 1997.

      Cash provided from operating activities of $5.9 million is a result of net income generated by the Company of $2.6 million for the nine month period, increased by depreciation and amortization charges of $4.5 million, $0.8 million for contingent consideration for a non-cash charge related to the acquisition of GEC, and $0.8 million for a non-cash charge for the accretive dividend on the Series B Preferred Stock, and offset by increases in accounts receivable balances due to increased revenues as a result of the Company's significant growth in operations.

      Cash used in investing activities of $10.0 million is due to net capital expenditures required to support increased operations and replacement of existing equipment and net expenditures for acquisitions of businesses.

      Cash provided from financing activities of approximately $2.9 million is due primarily to net increases in long term debt and other borrowings in order to fund the acquisitions of MESNT and Patton, general corporate needs, and working capital requirements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

      Effective January 6, 1998, the Company issued $10.0 million of 12% unsecured Senior Subordinated Notes due January 6, 2005 (the "12% Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share. The warrants were valued at approximately $1.2 million and are reflected as debt discount on the consolidated balance sheet at July 31, 1998. Amortization of debt discount for the nine months ended July 31, 1998 totaled $0.1 million. Interest under the Notes is payable semi-annually in arrears. Equal principal payments are due in January 2004 and 2005 giving the Notes an average life of 6.5 years. The agreement pursuant to which the Notes were issued contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. The proceeds from issuance of the Notes were used for current working capital needs, to pay off existing debt and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan. Between May 29, 1998 and September 17, 1998, the Company received either waivers and/or consents, or letters of forbearance relating to the acquisition of MFSNT and the related financing of the acquisition. These letters also accelerated the expiration date of the 12% Notes to August 31, 1998, which has been extended through October 16, 1998 by the last letter dated September 17, 1998. At July 31, 1998, this amount has been reflected as long-term debt as it is expected to be refinanced with long-term debt. The Company believes that it will be able to refinance or further extend the time for payment of the Subordinated Notes due October 16, 1998. However, there can be no assurance that the Company will be able to so satisfy the Subordinated Notes by such date, or if satisfied, that the terms and conditions of such refinancing or extension will not be adverse to the Company. Failure to timely satisfy the Subordinated Notes would constitute a default under the New Credit Facility (described below) and could have a material adverse effect on the Company.

      In addition to the 12% Notes, on April 6, 1998, the Company obtained a $25.0 million three year senior secured revolving credit facility (the "Credit Facility") with a $2.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case, plus an applicable margin, with respect to each draw the Company makes thereunder. Interest was payable monthly in arrears on base rate advances and at the expiration of each period for LIBOR advances. The Credit Facility contained certain covenants which require, among other conditions, that the Company maintain certain net worth, minimum fixed charge coverage and limitations on total debt, and was secured by a perfected first priority security interest on all tangible assets of the Company. The proceeds of the Credit Facility were used to finance working capital requirements and for other general corporate purposes, including acquisitions and equipment capital expenditures, not to exceed $15.0 million, associated with the Company's overall strategic plan. On June 11, 1998 this amount was repaid with proceeds from the Company's New Credit Facility defined below.

      On June 11, 1998, the Company replaced the Credit Facility with a new $35.0 million three year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest will be payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility will be secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. The Company is currently engaged in discussions with its senior lenders under the New Credit Facility with respect to the waiver or consent of various provisions of such Facility (of which it may be in violation) arising out of the MFSNT transaction, including the September Agreement. The Company also intends to seek additional financing. There can be no assurance, however, that the Company will be able to obtain appropriate waivers or consents, or additional financing on commercially reasonable terms. The failure to obtain appropriate waivers or consents could have a material adverse effect on the Company. The New Credit Facility matures in June 2001.

      On July 2, 1998 the Company entered into the MFSNT Note with MFSCC for $86.4 million, at an interest rate of 12%, due on August 31, 1998. As security for the MFSNT Note and an indemnity agreement, the Company has pledged to WorldCom and MFSCC all of the shares of MFSNT. On September 9, 1998, the MFSNT Note was replaced with a New Note in the principal amount of $30.0 million bearing interest at 11.5%. The New Note represents $20.0 million associated with the purchase price of MFSNT and $10.0 million related to an estimated advance for receivables at MFSNT, subject to certain adjustments. The New Note matures on December 15, 2000, may be prepaid without penalty, and will be reduced by the proceeds from the sale of certain assets which were acquired in the transaction.

      The amount available under the New Credit Facility was used to repay existing secured indebtedness, and will be used to finance working capital requirements of existing and acquired businesses, to fund acquisitions and capital expenditures and for other general corporate purposes. The Company expects that its cash on hand, cash flow from operations and available borrowing capacity under the New Credit Facility will be sufficient to fund its capital requirements for the next twelve months. There can be no assurance, however, that the Company will not experience adverse operating results, including the inability to refinance the 12% Notes, or other factors which could materially increase its cash requirements.

      CAUTIONARY STATEMENTS

      Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time ("the Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. The words "estimate," "believes,"

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

      "project," "intend," "expect" and similar expressions when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those on the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) risks associated with leverage, including cost increases due to rising interest rates: (ii) risks associated with Able's ability to continue its strategy of growth through acquisitions; (iii) risks associated with Able's ability to successfully integrate all of its recent acquisitions: (iv) Able's ability to make effective acquisitions in the future and to successfully integrate newly acquired businesses into existing operations and the risks associated with such newly acquired businesses; (v)) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws: (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations; (vii) the effect of, or changes in, general economic conditions; (viii) economic uncertainty in Venezuela; (ix) weather conditions that are adverse to the specific businesses of the Company, and
      (x) the outcome of litigation, claims and assessments involving the Company. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

      YEAR 2000

      In 1996, the Company initiated a conversion from existing accounting software to programs that are Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion, excluding those related to the purchase of new software which will be capitalized, are being expensed as incurred. The Company plans to utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications and anticipates completing its conversions prior to October 31, 1999 at a total projected cost of $0.3 million.

      The Company has also initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issue.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

      On May 21, 1998, SIRIT Technologies, Inc. ("SIRIT") filed a lawsuit in the United States District Court for the Southern District of Florida, against the company and Thomas M. Davidson, who has since become a member of the Company's Board of Directors. SIRIT asserts claims against the Company for tortious interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of MFSNT (See Note 7) and seeks injunctive relief and compensatory damages in excess of $100.0 million. In the opinion of management, the lawsuit will not have a material adverse effect upon the consolidated financial position or results of operations of the Company. The Company intends to vigorously defend this matter.

      On September 10, 1998, Shipping Financial Services Corp. ("SFSC"), filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, Chairman of the Board Gideon Taylor, Chief Executive Officer Frazier L. Gaines, Chief Accounting Officer Jesus Dominguez, and Chief Financial Officer Mark A. Shain. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees. Management is currently assessing the allegations set forth in the lawsuits and the Company intends to vigorously defend this matter.

      Although the Company has not yet been served, it is aware of the filing of additional shareholder lawsuits. The allegations of these lawsuits appear to be based on allegations similar to those set forth in the SFSC lawsuit. The Company intends to vigorously defend these similar lawsuits as well.

      The Company is party, from time to time, to other various legal proceedings. In the opinion of management, none of these other proceedings are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 24, 1998, the Company granted to each of its Directors, options to purchase 10,000 shares of the Company's common stock, (an aggregate of 60,000 shares) par value $.001 per share. The options were granted under the Company's 1995 Stock Option Plan, as amended, as compensation for prior service and are non-qualified, vest immediately and are exercisable at $6.20 per share, which represents 80% of the stock price on the date of grant, through April 24, 2005.

      On April 24, 1998, the Company also granted to each of its Directors, additional options to purchase 20,000 shares of the Company's common stock (aggregate of 120,000 shares), par value $.001 per share, at an exercise price equal to the fair market value on the day immediately following the announcement of the acquisition of MFSNT. The options were granted under the Company's 1995 Stock Option Plan, as amended, as compensation for each Director's efforts in connection with the acquisition of MFSNT (see Note 2 to Consolidated Financial Statements), are non-qualified, vested on July 3, 1998, and are exercisable at $11.9375 per share through July 3, 2004.

      On April 24, 1998, the Company accelerated the vesting of 35,000 options which were granted in 1997 for an employee and a consultant for the Company.

      On June 23, 1998, the Company issued 30,000 shares of common stock to Silverton International Fund, Ltd. upon exercising warrants previously granted in connection with the Company's Series A Preferred Stock. Such shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as an exchange with existing security holders exclusively.

      Effective June 30, 1998 (the "Closing"), the Company completed a private placement offering ("Offering") of its securities to seven accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each investor was provided with, or otherwise has access to, information, including financial information, concerning the Company. The proceeds from the Offering to the Company of $20 million was used in connection with the Company's acquisition of MFS Network Technologies, Inc.

      The Offering consisted of (i) four thousand (4,000) shares of non-voting, five-year Series B Convertible Preferred Stock ("Series B Preferred Stock"), which pay a 4% dividend per annum, payable quarterly in common stock or cash, at the Company's option, and (ii) warrants ("Warrants") to purchase an aggregate of 1 million shares of common stock of the Company.

      At any time following the Closing, a holder may convert any or all of the Series B Preferred Stock into shares of common stock, par value $.001, of the Company. At maturity, June 25, 2003 ("Maturity"), an remaining outstanding shares of Series B Preferred Stock will automatically convert into common stock. The conversion price of each share of Series B Preferred Stock into a share of common stock is equal to a 3% discount of the lesser of (a) the average of the low stock price of the common stock during any three trading days in the last 22 trading days immediately preceding the date of conversion, or (b) the low stock price on the trading day immediately preceding the date of conversion, provided that any conversions pursuant to (b) are subject to a minimum equal to 95% of such conversion price, unless waived by a holder on not less than 61 days prior written notice, no holder may convert an amount which would result in such holders beneficial ownership interest exceeding 4.99% of the Company's common stock. The conversion price may be further reduced upon the occurrence of certain dilutive issuances of the Company's securities.

      The Warrants are exercisable for a period of five years commencing as of the Closing through Maturity, at $19.80 per share, which represents 110% of the market price of the common stock as of Closing. The Warrants may be exercised on a cashless basis by surrendering the appropriate number of Warrants. The Warrants may be called by the Company at $35.00 per share.

      The holders of the Series B Preferred Stock and the Warrants are entitled to certain registration rights to register the common stock underlying the Series B Preferred Stock and the Warrants pursuant to the Act. In the event that such underlying common stock is not registered with the Securities and Exchange Commission by late October 1998, is not listed with the securities exchanges and/or markets on which the common stock is then listed, within a definitive period of time, or various other covenants are not complied with, then certain penalties may be incurred to certain or all of the holders of the Series B Preferred Stock and/or Warrants, including, among other things, a reduction in the conversion and/or exercise price of the applicable securities and/or additional monetary payments. Unless waived, the Company expects to have difficulty in timely complying with the foregoing registration rights and various other covenants. Additionally, so long as any Series B Preferred Stock or Warrants are outstanding, the Company is prohibited from declaring or paying any dividends or purchasing any equity security of the Company's common stock.

      On July 8, 1998, the Company granted options to purchase 230,000 shares of the Company's common stock, par value $.001 to various officers, directors, and an outside consultant, all of which were granted as compensation for certain additional contributions to the MFSNT acquisition (see Note 2 to Consolidated Financial Statements). These options were granted outside of the 1995 Stock Option Plan, as amended, and are non-qualified. The subject options vest immediately or over a period of two years and are exercisable at $14.00 through July 8, 2000.

      On July 8, 1998, the Company granted 150,000 shares to two employees of the Company at the fair market value of $14.00 per share, pursuant to employment agreements. These options are exercisable after one year of employment and vest ratably over three years.

      On September 14, 1998, 200 shares of Series B Preferred Stock were converted into 461,907 shares of common stock of the Company at an exercise price of $2.18 per share.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

      On June 11, 1998, the Company replaced the Credit Facility with a new $35.0 million three year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest will be payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility will be secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. The Company is currently engaged in discussions with its senior lenders under the New Credit Facility with respect to the waiver or consent of various provisions of such Facility (of which it may be in violation) arising out of the MFSNT transaction, including the September Agreement. The Company also intends to seek additional financing. There can be no assurance, however, that the Company will be able to obtain appropriate waivers or consents, or additional financing on commercially reasonable terms. The failure to obtain appropriate waivers or consents could have a material adverse effect on the Company. The New Credit Facility matures in June 2001.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT
   NO.                            DESCRIPTION

 2.1 Asset Purchase Agreement, dated November 26, 1997, among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI Acquisitions, Inc. and COMSAT Corporation (1)
 2.2 Indemnification Agreement, dated February 25, 1998, among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI Acquisitions, Inc. and COMSAT Corporation (1)
 2.3 Stock Purchase Agreement, dated as of April 1, 1998, among Able Telcom Holding Corp., James P. Patton, Rick Boyle and Claiborne K.
          McLemore III (2)
 2.4 Closing Memorandum and Schedule, dated April 1, 1998, among Able Telcom Holding Corp., James P. Patton, Rick Boyle and Claiborne K. McLemore III (2)
 2.5 Agreement and Plan of Merger by and among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of April 22, 1998 (9)
 2.5.1 Amendment to Agreement and Plan of Merger among MFS Acquisition, Corp., Registrant, MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of July 2, 1998 (10)
 2.5.1.1 Amendment No. 2 dated as of July 21, 1998 to Agreement and Plan of Merger among MFS Acquisition Corp., Registrant, MFS Network Technologies, Inc. and MFS Communications Company, Inc.(11)
 2.5.1.2 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated as of September 9, 1998
 2.5.2 Promissory Note of Registrant dated July 2, 1998 to MFS Communications Company, Inc. (10)
 2.5.3 Stock Pledge Agreement dated as of July 2, 1998 by Registrant in favor of WorldCom, Inc.(10)
 2.5.4 Master Services Agreement between WorldCom Network Services, Inc. and MFS Network Technologies, Inc. dated as of July 2, 1998 (exhibits omitted)(11)
 2.5.5 Assumption and Indemnity Agreement dated as of July 2, 1998 among Registrant, WorldCom, Inc., MFS Communications Company, Inc., MFS Intelenet, Inc., MFS Datanet, Inc., MFS Telcom, Inc. and MFS Communications, Ltd. (schedule omitted) (10)
 2.5.6 License Agreement between MFS Communications Company, Inc. and Registrant dated as of July 2, 1998 (10)
 3.1      Articles of Incorporation of the Registrant, as amended (3)(4)
 3.1.1 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp.
 3.2      Bylaws of the Registrant, as amended (3)
 4.2      Specimen Common Stock Certificate (3)
 4.3      Specimen Series A Preferred Stock Certificate (6)
 4.4 Form of Warrant issued to Credit Suisse, First Boston and Silverton International Fund Limited (4)
 4.6      Able Telcom Holding Corp. 1995 Stock Option Plan (3)
 4.7 Amendment to Able Telcom Holding Corp. 1995 Stock Option Plan, dated April 24, 1998
 4.8      Series B Convertible Preferred Stock Purchase Agreement
 4.9 Registration Rights Agreement for Series B Convertible Preferred Stock Purchase Agreement and 350,000 Warrants
 4.10 Registration Rights Agreement for 650,000 Warrants associated with Series B Convertible Preferred Stock Purchase Agreement
 4.11 Form of Common Stock Purchase Warrants for 350,000 Shares in connection with Series B Convertible Preferred Stock Purchase Agreement
 4.12 Form of Common Stock Purchase Warrants for 650,000 Shares in connection with Series B Convertible Preferred Stock Purchase Agreement
10.8      Employment Agreement with Gerry W. Hall (5)
10.9      Master Agreement with AT&T (3)

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

10.10     Master Agreement with GTE (3)
10.15 Stock Purchase Agreement between Able Telcom Holding Corp., Traffic Management Group, Inc., Georgia Electric Company, Gerry W. Hall and J. Barry Hall (5)
10.16 Stock Purchase Agreement between Able Telcom Holding Corp., Telecommunications Services Group, Inc.,
          Dial Communications, Inc., William E. Newton and Sybil C. Newton (8)
10.17 Promissory Note of Able Telcom Holding Corp. Payable to William E. Newton and Sybil C. Newton (8)
10.23     Stock Purchase Agreement (5)
10.25 Securities Purchase Agreements, dated as of January 6, 1998, between Able Telcom Holding Corp. and each of the Purchasers named therein (6)
10.25.1 Letter Agreement dated July 2, 1998 related to Securities Purchase Agreements dated as of January 6, 1998
10.26 Senior Secured Revolving Credit Agreement dated as of April 6, 1998, between Able Telcom Holding Corp. and Suntrust Bank, South Florida, N.A. and Bank of America, FSB (9)
10.27 Credit Agreement among Able Telcom Holding Corp., NationsBank, N.A. and The Several Lenders from Time to Time Parties Hereto dated as of June 11, 1998 (exhibits and schedules omitted)
10.28     Employment Agreement with Mark A. Shain, dated April 27, 1998
10.29     Employment Agreement with Jesus G. Dominguez, dated April 27, 1998
10.30     Employment Agreement with Stacy Jenkins, dated July 16, 1998
10.31     Employment Agreement with Mike Breslin, dated July 28, 1998
10.32 Amendment to June 11, 1998 Credit Agreement among Able Telcom Holding Corp., NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dated as of June 30, 1998
11        Computation of Per Share Earnings (7)
21        Subsidiaries of Able Telcom Holding Corp.
27        Financial Data Schedule

----------------------
(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated February 25, 1998, as filed with the Commission on March 12, 1998, as amended by Form 8-K/A-1, dated May 11, 1998, as filed with the Commission on May 11,1998.

(2) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated April 1, 1998, as filed with the Commission on April 14, 1998.
(3) Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-65854), as declared effective by the Commission on February 26, 1994.
(4) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated December 20, 1996, as filed with the Commission on December 31, 1996.
(5) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated October 12, 1996, as filed with the Commission on October 25, 1996.
(6) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986) for the fiscal year ended October 31, 1997, as filed with the Commission on February 13, 1998, as amended by Form 10-K/A, as filed with the Commission on March 20, 1998.
(7) Incorporated by reference from Note 6 to the Condensed Consolidated Financial Statements (unaudited), filed herewith. (8) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated December 2, 1996, as filed with the Commission on December 13, 1996, as amended by Form 8-K/A-1, dated February 11, 1997, as filed with the Commission on February 11, 1997.
(9) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended April 30, 1998, as filed with the Commission on June 14, 1998.
(10) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated July 2, 1998, as filed with the Commission on July 16, 1998.
(11) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K/A (File No. 0-21986), dated July 2, 1998, as filed with the Commission on August 3, 1998.

(b)   Reports on Form 8-K

      On May 11, 1998, the Company filed a Current Report on Form 8-K, amending Form 8-K filed February 25, 1998 announcing the acquisition of substantially all of the assets and the assumption of certain liabilities of COMSAT RSI.

      On May 27, 1998, the Company filed a Current Report on Form 8-K disclosing the fact that a former officer of the Company, then the Company's Chief Financial Officer, failed to file a Form 3 Statement of Initial Beneficial Ownership after becoming Chief Financial Officer of the Company.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

      On June 16, 1998, the Company filed a Current Report on Form 8-K/A, amending Form 8-K filed on April 14, 1998, announcing the acquisition of all of the outstanding common stock of Patton Management Corporation.

      On July 16, 1998, the Company field a Current Report on Form 8-K announcing the acquisition of all of the outstanding common stock of MFS Network Technologies.

      On July 16, 1998 the Company filed a Current Report on Form 8-K/A-2 amending Form 8-K/A, filed May 11, 1998 which amended Form 8-K filed on February 25, 1998, announcing the acquisition of substantially all of the assets and the assumption of liabilities of COMSAT RSI.

      On July 24, 1998, the Company filed a Current Report on Form 8-K/A-2, amending Form 8-K/A filed on June 16, 1998 which amended Form 8-K filed on April 14, 1998, announcing the acquisition of all of the outstanding common stock of Patton Management Corporation.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ABLE TELCOM HOLDING CORP.

                                                    (REGISTRANT)

September 21, 1998                                By:   /S/   FRAZIER L. GAINES
                                                        -----------------------
                                                              Frazier L. Gaines

                      President and Chief Executive Officer

September 21, 1998                                        /S/    MARK A. SHAIN
                                                          ---------------------
                                                                 Mark A. Shain
                                                         Chief Financial Officer

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                               EXHIBIT INDEX

 2.5.1.2      Agreement between WorldCom Network Services, Inc. and Able Telcom
              Holding Corp., dated as of September 9, 1998
 3.1.1        Articles of Amendment to the Articles of Incorporation of Able
              Telcom Holding Corp.
 4.7          Amendment to Able Telcom Holding Corp. 1995 Stock Option Plan,
              dated April 24, 1998
 4.8          Series B Convertible Preferred Stock Purchase Agreement
 4.9          Registration Rights Agreement for Series B Convertible Preferred
              Stock Purchase Agreement and 350,000 Warrants
 4.10         Registration Rights Agreement for 650,000 Warrants associated with
              Series B Convertible Preferred Stock Purchase Agreement
 4.11         Form of Common Stock Purchase Warrants for 350,000 Shares in
              connection with Series B Convertible Preferred Stock Purchase
              Agreement
 4.12         Form of Common Stock Purchase Warrants for 650,000 Shares in
              connection with Series B Convertible Preferred Stock Purchase
              Agreement
10.25.1       Letter Agreement dated July 2, 1998 related to Securities Purchase
              Agreements dated as of January 6, 1998
10.27         Credit Agreement among Able Telcom Holding Corp., NationsBank,
              N.A., and the Several Lenders from Time to Time Parties Hereto dated as of June 11, 1998 (exhibits and schedules omitted)
10.28         Employment Agreement with Mark A. Shain, dated April 27, 1998
10.29         Employment Agreement with Jesus G. Dominguez, dated April 27, 1998
10.30         Employment Agreement with Stacy Jenkins, dated July 16, 1998
10.31         Employment Agreement with Mike Breslin, dated July 28, 1998
10.32         Amendment to June 11, 1998 Credit Agreement among Able Telcom
              Holding Corp, NationsBank N.A., and the Several Lenders from Time to Time Parties thereto,dated as of June 30, 1998
21            Subsidiaries of Able Telcom Holding Corp.
27            Financial Data Schedule