Form 10-Q/A
period 1998-07-31
ABLE TELCOM HOLDING CORP
filed 1998-10-13
CIK 826411

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q/A


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

                                YES X   NO ___


        As of October 9, 1998, there were 11,065,670 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.


================================================================================

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                     NUMBER
PART I.       FINANCIAL INFORMATION

              Item 1.   Financial Statements

                        Condensed Consolidated Balance Sheets as of July 31, 1998 (Unaudited)
                           and October 31, 1997......................................................   3

                        Condensed Consolidated Statements of Operations (Unaudited)
                          for the three months and nine months ended July 31, 1998 and 1997..........   4

                        Condensed Consolidated Statements of Cash Flows (Unaudited)
                          for the nine months ended July 31, 1998 and 1997...........................   5

                        Notes to Condensed Consolidated Financial Statements (Unaudited).............   6

              Item 2.   Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.....................................................  13

PART II.      OTHER INFORMATION

              Item 2.   Changes in Securities........................................................  16

              Item 3.   Default Upon Senior Securities...............................................  16

SIGNATURES...........................................................................................  17

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


      On July 2, 1998, Able acquired all of the outstanding common stock of MFS Network Technologies, Inc. ("MFSNT") from MFS Communications Company, Inc. ("MFSCC"), a subsidiary of Worldcom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). The purchase price was originally equal to the shareholders' equity of MFSNT as of March 31, 1998, subject to certain adjustments, including adding back the cumulative advance by MFSCC or its affiliates to MFSNT, plus $10.0 million. The purchase price at that time was projected to be $101.4 million, as well as additional consideration in the form of options as described below. On September 9, 1998, the Company and WorldCom Network Services, Inc. ("WorldCom Network"), a wholly owned subsidiary of WorldCom, as assignee from MFSCC, entered into an agreement amending various terms of the transaction (the "September Agreement").

      The September Agreement, among other things, finalizes the cash portion of the purchase price of MFSNT at approximately $58.8 million (which was determined by negotiation without reference to the original purchase formula). The cash portion of the purchase price is subject to additional amounts payable as contingent consideration on December 29, 2000 which relate to the resolution of certain pre-acquisition contingencies for pending litigation, claims, assessments and losses on certain projects. Additionally, the general terms and conditions of the grant of stock options (as previously granted pursuant to the Plan of Merger) and a phantom stock award or other equity participation award to be granted were also addressed.

      As of July 31, 1998 the Company paid $33.6 million of the consideration in cash, and temporarily financed the then estimated remaining amount with a seller note originally issued for $86.4 million, with a 12% note ("MFSNT Note") delivered to MFSCC. As security for the MFSNT Note and an indemnity agreement, the Company has pledged to Worldcom and MFSCC all of the shares of MFSNT. Pursuant to the September Agreement, the MFSNT Note will be replaced by a new promissory note between the Company and WorldCom Network in the principal amount of $30.0 million at an interest rate of 11.5% (the "New Note"). The New Note represents $20.0 million associated with the remaining cash portion of the purchase price of MFSNT and $10.0 million relates to an estimated advance for receivables of MFSNT, subject to certain adjustments. The New Note matures December 15, 2000 and may be prepaid without penalty. The principal amount of the New Note is to be prepaid by applying a portion of certain fees (i) due to the Company by WorldCom and (ii) received by the Company in connection with the lease and installation of certain conduit projects.

      The cash portion of the purchase price was obtained in part from the Company's operations and its line of credit. Additionally, a portion was paid with certain of the proceeds from a private offering, which closed on June 30, 1998 of (i) 4,000 shares of the Company's Series B Convertible Preferred Stock, par value $.10, which bear annual dividends of 4%, and
      (ii) warrants to purchase up to an aggregate of 1,000,000 shares of the Company's common stock at $19.80 per share for a period of five years from the date of grant. See Note 4.

      The Company's senior lender and the holder of the Company's $10.0 million 12% Senior Subordinated Notes (the "12% Notes") consented to the original MFSNT Note and the stock pledge agreement. In connection with the consent of the 12% Notes holders, the Company agreed to prepay the 12% Notes, together with a prepayment penalty, on August 31, 1998, which was extended until October 16, 1998. See Note 3.


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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES


      As was the case for the MFSNT Note, it is anticipated that if the New Note is in default, WorldCom Network's obligations under the Master Services Agreement would be reduced in certain respects, and it would not be obligated to order further work under the Master Services Agreement during the period the New Note remained in full. In addition, upon a default under the New Note, WorldCom and MFSCC would have the right to retain the shares of MFSNT as well as all payments made by the Company under the New Note, and in certain circumstances WorldCom could have a claim against the Company for any balance due under the New Note in excess of the deemed value of MFSNT as calculated under the stock pledge agreement.


      Under the merger agreement, the Company is entitled to use the name "MFSNT" during the 18-month transition period commencing July 2, 1998, and will not be entitled to use it after such 18-month period.


      Pursuant to the Plan of Merger, as amended, the Company also granted to MFSCC an option to purchase up to 2,000,000 shares of the Company's common stock, during the period commencing July 2, 1998 ending six months after payment of the MFSNT Note, as amended by the September Agreement to extend the exercise period. The exercise price is $7.00 per share, except that MFSCC may elect to exercise the option, in whole or in part, on a "cashless" basis under which it will receive shares of common stock with a market value equal to the difference between the common stock's then market price and $7.00, subject to a 1,817,941 share limitation. Should the options be exercised, MFSCC will be entitled to designate a representative to serve on the Company's Board of Directors as long as MFSCC retains these shares aggregating at least 5.0% of the then outstanding shares. In addition, pursuant to the September Agreement, the Company agreed to issue a phantom stock award or other equity participation award which covers an amount equivalent to 600,000 shares of the Company's common stock, payable in cash, stock or a combination thereof at the Company's option, and which is exercisable with respect to the following three days: July 2, 1999, July 2, 2000, or July 2, 2001. When issued, WorldCom will be entitled to receive any appreciation of the common stock over a base price of $5-3/32 per share, but not more than $30-3/32 per share.

      The September Agreement also modified certain other provisions including, among other things, (i) extending the term of the stock pledge agreement (whereby the stock of MFSNT was pledged as security for certain of the Registrant's obligations to WorldCom), (ii) indemnifying WorldCom Network and its affiliates arising out of MFSNT's operations, exclusive of certain matters, and (iii) executing mutual releases between the parties. The final terms and conditions of the September Agreement, including the provisions thereof relating to a grant of a phantom stock award or other equity participation award, are expected to be more fully set forth in certain additional agreements in the future and may be modified to conform with other agreements of the Company and various third parties or may require certain consents or waivers from such third parties (including the New Credit Facility lenders as described below). There can be no assurance, however, that the Company will be able to so modify or conform the terms of the September Agreement or obtain appropriate waivers or consents. The failure to do so could have a material adverse effect on the financial condition of the Company.


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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES


      Effective January 6, 1998, the Company issued $10.0 million of unsecured 12% Senior Subordinated Notes due January 6, 2005 (the "12% Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share. The warrants were fair valued at approximately $1.2 million and are reflected as debt discount on the consolidated balance sheet at July 31, 1998. Amortization of debt discount for the nine months ended July 31, 1998 totaled $0.1 million. Interest under the 12% Notes is payable semi-annually in arrears. Equal principal payments are due in January 2004 and 2005 giving the 12% Notes an average life of six and one-half years. The agreement, pursuant to when the 12% Notes were issued, contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. The proceeds from the issuance of the 12% Notes were used for current working capital needs, to pay off existing debts and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan. Between May 29, 1998 and September 17, 1998, the Company received either waivers and/or consents, or letters of forbearance relating to the acquisition of MFSNT and the related financing of the acquisition. These letters also accelerated the expiration date of the 12% Notes to August 31, 1998, which has been extended through October 16, 1998 by the last letter dated September 17, 1998. At July 31, 1998, this amount has been reflected as long-term debt as it is expected to be refinanced with long term debt. The Company believes that it will be able to refinance or further extend the time for payment of the 12% Notes due October 16, 1998. However, there can be no assurance that the Company will be able to so satisfy the 12% Notes by such date, or if satisfied, that the terms and conditions of such refinancing or extension will not be adverse to the Company. Failure to timely satisfy the 12% Notes would constitute a default under the New Credit Facility (described below) and could have a material adverse effect on the Company.


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


      On June 11, 1998, the Company replaced the Credit Facility with a new $35.0 million three year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The New Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw the Company makes thereunder. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility is secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. On June 30, 1998, the New Credit Facility was amended to include (i) the Company's acquisition of MFSNT and the related financing of such transaction, (ii) changes in financial covenants related thereto, and
      (iii) other amendments relating to investments, pledging and intercompany matters. The Company is currently engaged in discussions with its senior lenders under the New Credit Facility with respect to the waiver or consent of various provisions of such Facility (of which it may be in violation) arising out of the MFSNT transaction, including the September Agreement. In connection with the Company's quarterly reporting obligations to such senior lenders, and again in connection with a recent draw request by the Company for the balance of funds available under the New Credit Facility, the senior lenders granted the Company a limited waiver with regard to compliance with one of the minimum financial ratios required under the New Credit Facility. The Company anticipates that it will need additional waivers with respect to such minimum financial ratio in the future, including in connection with its future quarterly reporting obligations to the senior lenders. The Company also anticipates that, and is analyzing the extent to which, additional waivers or consents with respect to other provisions of the New Credit Facility may be necessary arising out of the MFSNT transaction, including the September Agreement. The Company also intends to seek additional financing. There can be no assurance, however, that the Company will be able to obtain additional appropriate waivers or consents, or additional financing on commercially reasonable terms. The failure to obtain appropriate waivers or consents could have a material adverse effect on the Company. The New Credit Facility matures in June 2001.

      On July 2, 1998 the Company entered into the MFSNT Note with MFSCC for $86.4 million, at an interest rate of 12%, due on August 31, 1998. As security for the MFSNT Note and an indemnity agreement, the Company has pledged to WorldCom and MFSCC all of the shares of MFSNT. As a result of the September Agreement, the MFSNT Note will be replaced with a New Note in the principal amount of $30.0 million bearing interest at 11.5%. The New Note represents $20.0 million associated with the purchase price of MFSNT and $10.0 million related to an estimated advance for receivables at MFSNT, subject to certain adjustments. The New Note matures on December 15, 2000, may be prepaid without penalty, and will be reduced by the proceeds from the sale of certain assets which were acquired in the transaction.


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


      SERIES B PREFERRED STOCK

      Effective June 30, 1998 (the "Closing"), the Company completed a private offering (the "Offering") of 4,000 shares of $0.10 par value, non-voting Series B Convertible Preferred Stock (the "Series B Preferred Stock"), which bear annual dividends of 4%, and warrants to purchase 1,000,000 shares of the Company's common stock at $19.80 per share for a period of five years from the date of grant (the "Warrants"). Proceeds from the Offering totaled $20.0 million which were used to pay part of the cash payment towards the cash portion of the MFSNT purchase price, as well as other costs associated with the acquisition. In general, the conversion amount of each share of Series B Preferred Stock is convertible into shares of the Company's common stock commencing on June 30, 1998 at 97% of the lesser of the (i) average of the low trading prices for any three days during the twenty-two (22) trading days immediately preceding the conversion date, or (ii) the low trading price on the day immediately preceding the conversion date, subject to a minimum equal to 95% of such conversion price. The conversion amount of each share of Series B Preferred Stock is equal to $5,000 plus any unpaid dividends thereon. Unless waived by a holder on not less than 61 days prior written notice, no holder may convert an amount which would result in such holders and its affiliates' beneficial ownership exceeding 4.99% of the then outstanding common stock of the Company.

      The holders of the Series B Preferred Stock and the Warrants (the "Series B Securities") are entitled to certain registration rights to register the common stock underlying the Series B Securities pursuant to the Securities Act of 1933, as amended. In the event that such underlying common stock is not registered with the Securities and Exchange Commission by late October 1998, is not listed with the securities exchange and/or markets on which the common stock is then listed, within a definitive period of time, or various other covenants are not complied with, then certain penalties may be incurred to certain or all of the holders of the Series B Securities, including, among other things, a reduction in the conversion and/or exercise price of the applicable securities and/or additional monetary payments. Unless waived, the Company expects to have difficulty in timely complying with certain of its obligations relating to the Series B Securities, including accomplishing registration of the Series B Securities by late October.

      Additionally, under certain circumstances, including without limitation, if the registration statement that includes the shares of common stock underlying the Series B Securities is not declared effective within 180 days of the Closing, the Company is delisted under certain circumstances from any securities exchange, or any representation or warranty by the Company to the holders is not true and correct, then the holders of the Series B Securities, in whole or in part, also have the option to require the Company to redeem their securities at premium prices. Furthermore, so long as any Series B Security is outstanding, the Company is prohibited from declaring or paying any dividends (other than to holders of Series B Preferred Stock) or purchasing any equity security of the Company.

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


      As of October 2, 1998, 436 shares of the Series B Preferred Stock were converted into 1,007,927 shares of common stock at a price of $2.18 per share.


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


      On September 10, 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, Chairman of the Board Gideon Taylor, Chief Executive Officer Frazier L. Gaines, Chief Accounting Officer Jesus Dominguez, and Chief Financial Officer Mark A. Shain. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees. Management is currently assessing the allegations set forth in the lawsuit and the Company intends to vigorously defend this matter.


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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES


      Effective January 6, 1998, the Company issued $10.0 million of 12% unsecured Senior Subordinated Notes due January 6, 2005 (the "12% Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share. The warrants were valued at approximately $1.2 million and are reflected as debt discount on the consolidated balance sheet at July 31, 1998. Amortization of debt discount for the nine months ended July 31, 1998 totaled $0.1 million. Interest under the Notes is payable semi-annually in arrears. Equal principal payments are due in January 2004 and 2005 giving the Notes an average life of 6.5 years. The agreement pursuant to which the Notes were issued contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. The proceeds from issuance of the Notes were used for current working capital needs, to pay off existing debt and to provide liquidity to finance growth and certain expenditures, including acquisitions, associated with the Company's overall strategic plan. Between May 29, 1998 and September 17, 1998, the Company received either waivers and/or consents, or letters of forbearance relating to the acquisition of MFSNT and the related financing of the acquisition. These letters also accelerated the expiration date of the 12% Notes to August 31, 1998, which has been extended through October 16, 1998 by the last letter dated September 17, 1998. At July 31, 1998, this amount has been reflected as long-term debt as it is expected to be refinanced with long-term debt. The Company believes that it will be able to refinance or further extend the time for payment of the 12% Notes due October 16, 1998. However, there can be no assurance that the Company will be able to so satisfy the 12% Notes by such date, or if satisfied, that the terms and conditions of such refinancing or extension will not be adverse to the Company. Failure to timely satisfy the 12% Notes would constitute a default under the New Credit Facility (described below) and could have a material adverse effect on the Company.


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


      On June 11, 1998, the Company replaced the Credit Facility with a new $35.0 million three year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest will be payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility will be secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. On June 30, 1998, the New Credit Facility was amended to include
      (i) the Company's acquisition of MFSNT and the related financing of such transaction, (ii) changes in financial covenants related thereto, and
      (iii) other amendments relating to investments pledging and intercompany matters. The Company is currently engaged in discussions with its senior lenders under the New Credit Facility with respect to the waiver or consent of various provisions of such Facility (of which it may be in violation) arising out of the MFSNT transaction, including the September Agreement. In connection with the Company's quarterly reporting obligations to such senior lenders, and again in connection with a recent draw request by the Company for the balance of funds available under the New Credit Facility, the senior lenders granted the Company a limited waiver with regard to compliance with one of the minimum financial ratios required under the New Credit Facility. The Company anticipates that it will need additional waivers with respect to such minimum financial ratio in the future, including in connection with its future quarterly reporting obligations to the senior lenders. The Company also anticipates that, and is analyzing the extent to which, additional waivers or consents with respect to other provisions of the New Credit Facility may be necessary arising out of the MFSNT transaction, including the September Agreement. The Company also intends to seek additional financing. There can be no assurance, however, that the Company will be able to obtain additional appropriate waivers or consents, or additional financing on commercially reasonable terms. The failure to obtain appropriate waivers or consents could have a material adverse effect on the Company. The New Credit Facility matures in June 2001.

      On July 2, 1998 the Company entered into the MFSNT Note with MFSCC for $86.4 million, at an interest rate of 12%, due on August 31, 1998. As security for the MFSNT Note and an indemnity agreement, the Company has pledged to WorldCom and MFSCC all of the shares of MFSNT. Pursuant to the September Agreement, the MFSNT Note will be replaced with a New Note in the principal amount of $30.0 million bearing interest at 11.5%. The New Note represents $20.0 million associated with the purchase price of MFSNT and $10.0 million related to an estimated advance for receivables at MFSNT, subject to certain adjustments. The New Note matures on December 15, 2000, may be prepaid without penalty, and will be reduced by the proceeds from the sale of certain assets which were acquired in the transaction.


      The amount available under the New Credit Facility was used to repay existing secured indebtedness, and will be used to finance working capital requirements of existing and acquired businesses, to fund acquisitions and capital expenditures and for other general corporate purposes.


      Subject to the foregoing discussion regarding the necessity of various consents and waivers from the Company's senior lenders under the New Credit Facility and the discussion below, the Company expects that its cash on hand, cash flow from operations and available borrowing capacity under the New Credit Facility will be sufficient to fund its capital requirements for the next twelve months. Nonetheless, pursuant to the terms of the documents relating to the Series B Securities, under certain circumstances, including without limitation, if the registration statement that includes the shares of common stock underlying the Series B Securities is not declared effective within 180 days of the Closing (December 27, 1998), the Company is delisted under certain circumstances from any securities exchange, or any representation or warranty by the Company to the holders is not true and correct, then the holders of the Series B Securities, in whole or in part, have the option to require the Company to redeem their securities at premium prices. Although the Company intends to use its best efforts to comply with the provisions in the documents relating to the Series B Securities, the failure of which would provide the holder the right to exercise such redemption option, there can be no assurance that the Company will be able to do so, in part, because certain of such matters are dependent upon the efforts or approval of others (such as the Securities and Exchange Commission with respect to the effectiveness of the aforementioned registration statement). Additionally, there are certain ambiguities or inconsistencies in the documents relating to the Series B Securities, which if interpreted contrary to the interpretation given by the Company, could result in a default or acceleration of the foregoing redemption option. To the extent the holders of the Series B Securities become entitled to exercise a redemption right and seek to require the redemption of their shares, such exercise would materially increase the cash requirements of the Company, could result in a default under the terms of its New Credit Facility (which in turn, would constitute a default under the Subordinated Notes) and would likely have a material adverse impact on the Company. In addition, there can be no assurance, however, that the Company will not experience adverse operating results or other factors, including the inability to refinance the 12% Notes or a default in connection with its obligations to the holders of Series B Securities, which could materially increase its cash requirements or adversely affect its liquidity position.


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

      Effective June 30, 1998 (the "Closing"), the Company completed a private offering (the "Offering") of its securities to seven accredited investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each investor was provided with, or otherwise has access to, information, including financial information, concerning the Company. Proceeds from the Offering totaled $20.0 million and were used to pay part of the cash payment towards the MFSNT purchase price, as well as other costs associated with the Plan of Merger.

      The Offering consisted of (i) four thousand (4,000) shares of non-voting, Series B Convertible Preferred Stock, par value $.10 ("Series B Preferred Stock"), which pay a 4% dividend per annum, payable quarterly in cash, or, at the Company's option, in common stock, provided there is a registration statement effective with the Securities and Exchange Commission as to the underlying common stock, and (ii) warrants ("Warrants") to purchase an aggregate of one million shares of common stock of the Company, as described below.

      At any time following the Closing, a holder may convert any or all of the Series B Preferred Stock into shares of common stock, par value $.001, of the Company. At maturity, June 25, 2003 ("Maturity"), an remaining outstanding shares of Series B Preferred Stock will automatically convert into common stock. The conversion amount of each share of Series B Preferred Stock is convertible into shares of common stock at 97% of the lesser of (a) the average of the low stock price of the common stock during any three trading days in the last 22 trading days immediately preceding the date of conversion, or (b) the low stock price on the trading day immediately preceding the date of conversion, provided that any conversions pursuant to (b) are subject to a minimum equal to 95% of such conversion price. The conversion amount of each share of Series B Preferred Stock is equal to $5,000 plus any unpaid dividends thereon. Unless waived by a holder on not less than 61 days prior written notice, no holder may convert an amount which would result in such holders and its affiliates' beneficial ownership interest exceeding 4.99% of the then outstanding common stock of the Company. The conversion price may be further reduced upon the occurrence of certain dilutive issuances of the Company's securities.

      The Warrants are exercisable for a period of five years commencing as of the Closing through Maturity, at $19.80 per share, which represents 110% of the market price of the common stock as of Closing. The Warrants may be exercised on a cashless basis by surrendering the appropriate number of Warrants. The Warrants also contain certain anti-dilutive provisions. The Warrants may be called by the Company at $35.00 per share.

      The holders of the Series B Preferred Stock and the Warrants (the "Series B Securities") are entitled to certain registration rights to register the common stock underlying the Series B Securities pursuant to the Securities Act of 1933, as amended. In the event that such underlying common stock is not registered with the Securities and Exchange Commission by late October 1998, is not listed with the securities exchange and/or markets on which the common stock is then listed, within a definitive period of time, or various other covenants are not complied with, then certain penalties may be incurred to certain or all of the holders of the Series B Securities, including, among other things, a reduction in the conversion and/or exercise price of the applicable securities and/or additional monetary payments. Unless waived, the Company expects to have difficulty in timely complying with certain of its obligations relating to the Series B Securities, including accomplishing registration of the Series B Securities by late October.

      Additionally, under certain circumstances, including without limitation, if the registration statement that includes the shares of common stock underlying the Series B Securities is not declared effective within 180 days of the Closing, the Company is delisted under certain circumstances from any securities exchange, or any representation or warranty by the Company to the holders was not true and correct, then the holders of the Series B Securities, in whole or in part, also have the option to require the Company to redeem their securities at premium prices. Furthermore, so long as any Series B Security is outstanding, the Company is prohibited from declaring or paying any dividends (other than to holders of Series B Preferred Stock) or purchasing any equity security of the Company.

      On July 8, 1998, the Company granted options to purchase 230,000 shares of the Company's common stock, par value $.001 to various officers, directors, and a significant employee, all of which were granted as compensation for certain additional contributions to the MFSNT acquisition (see Note 2 to Consolidated Financial Statements). These options were granted pursuant to the 1995 Stock Option Plan, as amended, and are non-qualified. The subject options vest immediately or over a period of two years and are exercisable at $14.00 through July 8, 2000.

      On July 8, 1998, the Company granted 150,000 shares to two employees of the Company at the fair market value of $14.00 per share, pursuant to employment agreements. These options are exercisable after one year of employment and vest ratably over three years.

      As of October 2, 1998, 436 shares of Series B Preferred Stock were converted into 1,007,927 shares of common stock of the Company at an exercise price of $2.18 per share.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

      On June 11, 1998, the Company replaced its existing $25.0 million three year senior secured revolving credit facility with a new $35.0 million three year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw it makes thereunder. Interest will be payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility will be secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. On June 30, 1998, the New Credit Facility was amended to include
      (i) the Company's acquisition of MFSNT and the related financing of such transaction, (ii) changes in financial covenants related thereto, and
      (iii) other amendments relating to investments, pledging and intercompany matters. The Company is currently engaged in discussions with its senior lenders under the New Credit Facility with respect to the waiver or consent of various provisions of such Facility (of which it may be in violation) arising out of the MFSNT transaction, including the September Agreement. In connection with the Company's quarterly reporting obligations to such senior lenders, and again in connection with a recent draw request by the Company for the balance of funds available under the New Credit Facility, the senior lenders granted the Company a limited waiver with regard to compliance with one of the minimum financial ratios required under the New Credit Facility. The Company anticipates that it will need additional waivers with respect to such minimum financial ratio in the future, including in connection with its future quarterly reporting obligations to the senior lenders. The Company also anticipates that, and is analyzing the extent to which, additional waivers or consents with respect to other provisions of the New Credit Facility may be necessary arising out of the MFSNT transaction, including the September Agreement. There can be no assurance, however, that the Company will be able to obtain additional appropriate waivers or consents. The failure to obtain appropriate waivers or consents could have a material adverse effect on the Company. The New Credit Facility matures in June 2001.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ABLE TELCOM HOLDING CORP.

                                                    (REGISTRANT)


October 12, 1998                                  By:   /S/   FRAZIER L. GAINES
                                                        -----------------------
                                                              Frazier L. Gaines
                                          President and Chief Executive Officer

October 12, 1998                                          /S/    MARK A. SHAIN
                                                          ---------------------
                                                                 Mark A. Shain
                                                         Chief Financial Officer