Form 10-K
period 1998-10-31
ABLE TELCOM HOLDING CORP
filed 1999-02-24
CIK 826411

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-K

                                   (Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended October 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 19, 1999, 8,649,590 shares of the registrant's Common Stock were held by non-affiliates of the registrant (assuming, solely for these purposes, such persons to be all persons other than (i) current directors and executive officers off the registrant and (ii) persons believed by the registrant to beneficially own more than 10% of the registrant's outstanding Common Stock, based on reports, if any, submitted to the registrant by such persons). As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the average closing bid and asked prices on that date, was $74,602,714.

There were 11,747,593 shares of Common Stock outstanding as of February 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held for fiscal year 1998.

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

Able Telcom Holding Corp. ( the "Company") is a contractor for the construction and maintenance of facilities-based communications systems for both public and private sector customers in the United States and South America. The Company has three operating groups: (i) Network Services, (ii) Transportation Services, and
(iii) Communications Development. Through the Company's Network Services Group, it provides development, design, engineering, project management, installation, construction, operation and maintenance services for telecommunications systems. In addition, the Company's Transportation Services Group provides services for the design, development, integration, installation, construction, project management, maintenance and operation of advanced intelligent transportation systems, automated toll collection systems and electronic traffic management and control systems. The Company's Communication Development Group provides communications design, installation and maintenance services to foreign telephone companies.

In the discussion below regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings, plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward looking statements are based on the past financial performance of recent acquisitions and the Company's strategic plans. The Company knows of no presently existing factors that would cause the Company's revenues to decrease from historical levels. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's reliance on third parties to complete the transactions contemplated by the Company, the Company's degree of financial leverage, risks associated with debt services requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulations risks including the impact of the Telecom Act, contingent liabilities and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

STRATEGY

The Company's strategy is to capture an increased share of the market for outsourced network installation, maintenance and system integration services. The Company believes that customers will continue to require such services to deploy and upgrade the fiber optic, coaxial and digital network infrastructure associated with advancements in technology and the competition created by the convergence of the telecommunications, computer and media industries. The Company intends to accomplish this objective primarily through strategic acquisitions and internal growth of existing and complementary lines of business. The Company believes that the communication services industry is highly fragmented, consisting of a large number of smaller, regional businesses, and presents significant opportunities for consolidation. The Company plans to target those businesses with high quality management and strong performance records and to integrate such acquired operations into the Company's operating groups.

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

HISTORICAL DEVELOPMENT OF BUSINESS

The Company was incorporated in 1987 as "Delta Venture Fund, Inc." a Colorado corporation. The Company adopted its current name in 1989 and changed its corporate domicile to Florida in 1991. Commencing in mid-1992 until mid-1994, 95% of the Company's revenues and profits were derived from telecommunication services provided primarily through two majority owned subsidiaries located in Caracas, Venezuela. Such services were provided to one customer, CANTV, the Venezuelan national telephone company. To decrease its exposure to foreign markets, in 1994, the Company expanded its business focus by marketing its services in the southeastern United States, with the acquisition of Florida based Transportation Safety Contractors, Inc. and its affiliates (collectively "TSCI"). TSCI installs and maintains traffic control signage, signalization and lighting systems and performs outside plant telecommunication services. The majority of TSCI's business is conducted in Florida and Virginia with these states' respective departments of transportation and various city and county municipalities.

To further expand in the domestic market and to facilitate a continued acquisition program, during the fourth quarter of fiscal 1995 the Company reorganized its management and operational structure into three operating groups described above and embarked on a series of acquisitions. On December 8, 1995, the Company acquired the common stock of H.C. Connell, Inc. ("Connell"). Connell, a twenty year old business, performs primarily outside plant telecommunication and electric power services for local telephone and utility companies in central Florida. The Connell acquisition provided the Company expanded market share and a significant number of new customers. On October 12, 1996, the Company acquired the common stock of Georgia Electric Company ("GEC"), a forty-five year old business headquartered in Albany, Georgia. GEC operates in eight southeastern states and specializes in the installation, testing and maintenance of intelligent highway and communication systems including computerized traffic management, wireless and fiber optic data networks, weather sensors, voice data and video systems and computerized manufacturing and control systems. On December 2, 1996, the Company acquired the common stock of Dial Communications, Inc. ("Dial") of Tallahassee, Florida. Operating in northern Florida, Alabama and Georgia for more than twenty five years, Dial provides outside and inside plant telecommunication services to the regional Bell operating company, other local and long distance phone companies, private businesses and universities.

Substantially all of the Company's assets and operations are held by or conducted through domestic and foreign subsidiaries. Each of TSCI, Connell, GEC, Dial, Patton Management Corp. and MFS Network Technologies ("MFSNT") (See "Fiscal Year 1998 and Recent Developments") continue to operate as wholly-owned subsidiaries of the Company.

FISCAL YEAR 1998 AND RECENT DEVELOPMENTS

MFSNT ACQUISITION

On July 2, 1998, the Company acquired the network construction and transportation-systems business of MFS Network Technologies, Inc. ("MFSNT") from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement. The acquisition of MFSNT was accounted for using the purchase meethod of accounting at a total price of approximately $67.5 million, as described below.

In conjunction with the acquisition of MFSNT, the Company granted an option to WorldCom (the "WorldCom Option") to purchase up to 2,000,000 shares of the Company's common stock, at an exercise price of $7.00 per share, but subject to a 1,817,941 share limitation, and phantom stock awards (the "Phantom Stock Awards") equivalent to 600,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option. The WorldCom Phantom Stock Awards are exercisable only on the following three days: July 2, 1999, July 2, 2000, or July 2, 2001. WorldCom will be entitled to receive any appreciation of the Common Stock over a base price of $5 3/32 per share, but in no event shall the maximum payment exceed $25.00 per share. The fair values of the WorldCom Option and Phantom Stock Awards were estimated at the date of grant at $3.5 million and $0.6 million, respectively, and are included as a component of the total consideration paid for the acquisition of MFSNT.

Subsequent to October 31, 1998, the Company and WorldCom agreed to convert the WorldCom Option to stock appreciation rights with similar terms and provisions.

As of January 26, 1999, approximately $30.0 million of principal and approximately $1,419,000 of accrued and unpaid interest were outstanding under the WorldCom Note. The Company must repay the WorldCom Note in full on December 15, 2000. The WorldCom Note is dated September 1, 1998 and bears interest at 11.5% per year, payable every three months commencing February 28, 1999. The principal amount of the WorldCom Note is to be prepaid in part by applying a portion of certain fees (i) due to the Company by WorldCom and (ii) received by the Company in connection with the sale and installation of certain conduit projects. The Company pledged all of the shares of capital stock in MFSNT to WorldCom and MFSCC to secure its obligations under the WorldCom Note. Other than the pledge of the Company's stock in MFSNT, the obligations under the WorldCom Note are junior to those under the Secured Credit Facility (as defined below) and the Company's 12% Senior Subordinated Notes originally due January 6, 2005 (the "Senior Notes"). If the Company defaults on the obligations under the WorldCom Note, it is expected that WorldCom will be able to do any or all of the following:

         /bullet/ Accelerate all principal and interest the Company owes
                  WorldCom under the WorldCom Note
         /bullet/ Acquire all of the Company's stock in MFSNT
         /bullet/ Keep all principal and interest the Company may have already paid on the WorldCom Note
         /bullet/ Require the Company to pay an 13.5% annual default rate of interest as long as the Company is in default
         /bullet/ Cause WorldCom Network to apply 12% of the payment WorldCom
                  Network owes the Company at the time of default under the WorldCom Master Services Agreement, described below, to the outstanding principal and interest under the WorldCom Note

In addition, if the Company, does not repay the WorldCom note in full by December 15, 2000, it is anticipated that WorldCom also will be able to:

         /bullet/ Reduce the minimum yearly and aggregate revenues the Company would otherwise receive under the WorldCom Master Services Agreement
         /bullet/ Refuse to give the Company additional work under the WorldCom
                  Master Services Agreement while the Company is in default

As part of the MFSNT acquisition the Company has agreed to provide telecommunication infrastructure services to WorldCom Network pursuant to the Master Services Agreement, dated July 2, 1998, among WorldCom Network, MFSNT and Able (the "WorldCom Master Services Agreement"). The Company is permitted to use the trade name "MFSNT" during the 18-month transition period immediately following the MFSNT acquisition but will not be entitled to use it after such 18-month period.

As part of the MFSNT Acquisition, the Company has agreed that MFSCC may designate a representative to the Company's Board of Directors if it exercises the WorldCom Option, as described below, for so long as MFSCC retains at least 5% of the Company's outstanding common stock, par value $.001 ("Common Stock").

As part of the MFSNT Acquisition, the Company also initially granted an option to MFSCC (the "WorldCom Option") to purchase up to 2,000,000 shares of Common Stock at an exercise price of $7.00 per share, but subject to a 1,817,941 share maximum limitation, which represented approximately 19.38% of the outstanding Common Stock of the Company immediately prior to the MFSNT Acquisition. Initially, the WorldCom Option was to expire six months following the date the Company repaid all of its obligations under the WorldCom Note, which expiration date was extended under the September Agreement.

On January 8, 1999, the Company and WorldCom entered into a modification to the WorldCom Option (the "WorldCom Modification") which modified the WorldCom Option into a stock appreciation right (an "SAR") unless and until such time as shareholder approval is obtained by the Company (if ever), pursuant to the Nasdaq Stock Market, Inc. ("Nasdaq") Marketplace Rule 4460(i)(1)(C) ("Rule 4460(i)(1)(C)"), to approve the issuance of 20% or more of the Common Stock in connection with the MFSNT Acquisition. Rule 4460(i)(1)(C) addresses the issuance of securities in connection with the acquisition of stock or assets of another company if, due to the present or potential issuance of common stock, or securities convertible into or exercisable for common stock, the aggregate number of shares of common stock which may be issued is or will be equal to or in excess of 20% of the number of shares of common stock outstanding before the issuance of the stock or securities.

As part of the MFSNT acquisition and pursuant to the WorldCom Master Services Agreement, the Company has agreed to provide telecommunication infrastructure services to WorldCom Network on a cost-plus 12% basis for a minimum of $40 million per year, and the aggregate sum payable to the Company for the five-year contract is guaranteed to be no less than $325.0 million, subject to certain adjustments if the Company defaults on the WorldCom Note. To achieve these established minimums, WorldCom Network has agreed to award the Company at least 75% of all WorldCom Network's outside plant work related to its local network projects up to $500 million and the Company has agreed to accept and perform work orders from WorldCom Network for as much as $130 million of services during each year of the five-year contract. The Company has also agreed that WorldCom Network will have met all of its commitments to the Company, to the extent that payments made to the Company reach an aggregate of $500 million at any time during the five-year term of the contract.

Pursuant to the terms of the WorldCom Master Services Agreement, if the Company is in default under the WorldCom Note, WorldCom Network will apply 12% of the sums due from WorldCom Network to MFSNT toward partial prepayment of the principal first and then to all other amounts owing under the WorldCom Note until the it is paid in full. In addition, if the WorldCom Note is not paid in full by December 15, 2000, WorldCom Network will not be obligated to execute work orders and agreements for other work as provided for therein during the period the WorldCom Note remains unpaid.

ACQUISITION OF PATTON MANAGEMENT CORPORATION. On April 1, 1998 the Company purchased all of the outstanding common stock of Patton Management Corporation ("Patton") for approximately $4.0 million cash and the assumption of $3.6 million in debt which was repaid by the Company. Patton provides advanced telecommunication network services to upgrade existing networks and to provide connectivity to office buildings, local and wide area networks.

ACQUISITION OF COMSAT CONTRACTS. On February 25, 1998, the Company, through a wholly owned subsidiary, Georgia Electric Company ("GEC") acquired 12 contracts ("COMSAT Contracts") with the Texas Department of Transportation from CRSI Acquisition Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts are for the installation of intelligent traffic management systems and the design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, GEC received consideration from COMSAT of approximately $15.0 million.

JOINT VENTURE WITH CLARION RESOURCES COMMUNICATION CORP. On September 23, 1997, the Company entered into a five-year joint venture with Clarion Resources Communication Corp. ("Clarion"). Clarion is principally owned by Telenor, the telephone company of Norway. The Company has agreed with Clarion to jointly market, manufacture and license its proprietary telephone call record and data collection technology, called NeuroLAMA, in Europe and Asia. Clarion has agreed to provide international sales force and to obtain suitable financing to purchase and install NeuroLAMA. The venture will not require a capital investment from the Company but should provide a stable royalty stream if the venture is successful. No material progress has been made in implementing this joint venture.

SECURED CREDIT FACILITY. In June 1998, the Company replaced its previous bank credit agreement with a new $35 million three year senior secured revolving credit facility with a syndicate of lenders (the "Secured Credit Facility"). The Secured Credit Facility has a letter of credit sublimit of $5 million. The Company used a portion of the proceeds from the Secured Credit Facility to repay the previous credit facility and to finance $10 million of the MFSNT acquisition purchase price. On June 30, 1998, the Secured Credit Facility was amended to permit (i) the Company's acquisition of MFSNT and the related financing of such transaction, (ii) changes in financial covenants related thereto, and (iii) other amendments relating to investments, pledging and intercompany matters.

The Company has granted a security interest in certain of its assets to the lenders under the Secured Credit Facility, including:

         /bullet/ All of the stock in its existing and future Restricted
                  Subsidiaries (as defined in the Pledge Agreement with respect to the Secured Credit Facility); and

         /bullet/ A pledge of all existing intercompany notes issued to any Restricted Subsidiary by any of its subsidiaries

The Secured Credit Facility also includes covenants which, among other things, restrict the Company's ability to:

         /bullet/ Incur additional debt

         /bullet/ Declare dividends or redeem or repurchase capital stock

         /bullet/ Prepay, redeem or purchase debt

         /bullet/ Incur liens

         /bullet/ Make loans and investments

         /bullet/ Make capital expenditures

         /bullet/ Engage in mergers, acquisitions and asset sales, and

         /bullet/ Engage in transactions with affiliates.

The Company is also required to comply with financial covenants with respect to certain minimum ratios, including debt covenants, interest, fixed charges and current ratio.

The Company is in technical violation of certain provisions of the Secured Credit Facility, including, without limitation, certain covenants related to the delivery of financial statements and certain covenants which required consent for the Company to enter into the September Agreement, issue the SAR to WorldCom and enter into the related WorldCom Modification and engage in certain of the transactions effected in connection with the third party's purchase of the Senior Notes and the Series B Preferred Stock. The Company has received waivers of all existing violations.

SALE OF SENIOR NOTES AND SERIES B PREFERRED STOCK

Subsequent to October 31, 1998, WorldCom advanced the Company $32.0 million for purposes of arranging the purchase of 2,785 shares, or approximately 78%, of the Series B Preferred Stock and the purchase of the outstanding $10.0 million of Senior Subordinated Notes. The advance accrues interest at 11.5% and is repayable on the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Subordinated Notes.

In connection with these transactions, the Company expects to recognize an extraordinary loss on the purchase of the Senior Subordinated Notes of approximately $3.3 million and a reduction in income applicable to common stock of approximately $10.0 million on the purchase of the Series B Preferred Stock.

In addition, the Company agreed to modify the terms of the existing Series B Preferred Stock conversion and warrant agreements which may have a significant effect on the underlying value of these securities and result in a material change to income applicable to common stock.

WorldCom also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement. These additional advances accrue interest at 11.5% and are repayable to WorldCom on October 31, 2000.

On February 17, 1999, the holders of the Senior Notes and holders of 78% of the Series B Preferred Stock to the Arrangement.

SERVICES, MARKETS AND CUSTOMERS

The Company conducts three distinct types of business activities, two of which are primarily conducted in the United States and one of which is conducted abroad. Domestically, the Company provides telecommunication services and traffic management services. Abroad, principally in Venezuela, the Company conducts communication development activities. Each of these activities is discussed in more detail below.

NETWORK SERVICES GROUP. The Network Services Group provides telecommunications network services through two divisions: (i) the Telecommunications Systems Integration division that provides general contracting services for large-scale telecommunications projects, and (ii) the Telecommunications Construction division that specializes in the construction of network projects or project phases.

The Company provides turn-key telecommunications infrastructure solutions through the Telecommunications Systems Integration division. As a telecommunications systems integrator, the Company provides "one-stop" capabilities that include project development, procurement, design, engineering, construction management, and on going maintenance and operations services for telecommunications networks. The projects include the construction of fiber networks that provide advanced digital voice, data and video communications and wireless infrastructure deployment.

The Telecommunications Construction division provides construction and technical services for building both outside plant and inside plant telecommunications systems. Outside plant services are large-scale installation and maintenance of coaxial and fiber optic cable (installed either aerially or underground) and ancillary equipment for digital voice, data and video transmissions. These installations are most often undertaken to upgrade or replace existing communications networks. Inside plant services, also known as premise wiring, include design, engineering, installation and integration of telecommunications networks for voice, video and data inside customers' facilities. Additionally, the Company provides maintenance and installation of electric utility grids and water and sewer utilities. The Company provides outside plant telecommunications services primarily under hourly and per unit basis contracts to local telephone companies. The Company also provides these services to long distance telephone companies, electric utility companies, local municipalities and cable television multiple system operators.

Network Services Group accounted for 59%, 41% and 42% of the Company's consolidated revenues during the fiscal years 1998, 1997 and 1996, respectively.

TRANSPORTATION SERVICES GROUP. Similar to the Telecommunications Systems Integration division, the Transportation Services Group provides intelligent transportation and traffic management services through two divisions: (i) the Transportation Systems Integration division, that provides full-service general contracting services for large-scale projects, and (ii) the Transportation Construction division that specializes in the construction of network projects phases.

The Transportation Systems Integration division provides "one-stop" electronic toll and traffic management solutions for intelligent transportation system infrastructure projects, including project development and management, design, development, integration, installation, engineering, construction, and systems operation and maintenance. Additionally, the Company developed proprietary software and applications designed to support these systems. The electronic toll and traffic management segment of the intelligent transportation system industry uses technology to automate toll collection for bridges and highways allowing for "non-stop" toll collection. Electronic toll and traffic management systems use advanced scanning devices to identify a vehicle's type, combined with the user's account information, as the vehicle passes a tolling station and immediately debits the appropriate toll from the user's account. In addition, significant support systems must be developed to maintain electronic toll and traffic management accounts, and process violations. The Company developed Automatic Vehicle Identification technology jointly with Texas Instruments and used it in many of its electronic toll and traffic management projects. The Transportation Systems Integration division markets its services to state and local government transportation departments.

The Company's Transportation Construction division installs and maintains traffic control and signalization devices. These services include the design and installation of signal devices (such as stoplights, crosswalk signals and other traffic control devices) for rural and urban traffic intersections, drawbridge and railroad track signals and gate systems, and traffic detection and data gathering devices. The Company also designs, develops, installs, maintains and operates "intelligent highway" communications systems that involve the interconnection of data and video systems, fog detection devices, remote signalization or computerized signage. These systems monitor traffic conditions, communicate such conditions to central traffic control computers, and provide real-time responses to dynamic changes in traffic patterns and climate conditions by changing speed limit display devices, lowering traffic control gates, or changing the text on remote signs and signals. The Company also installs and maintains computerized manufacturing systems for various industrial businesses. Many of the functions of the traffic management group, particularly those involved in intelligent highway systems, complement those of the telecommunications services group.

The Company's traffic management services are provided primarily to state and local governments. Traffic Management Group, Inc. accounted for 39%, 54% and 50% of the Company's consolidated revenues during fiscal years 1998, 1997 and 1996, respectively.

In October 1996, the Company placed Gerry W. Hall, a former principal of GEC, in charge of its Traffic Management Group and replaced certain management of its TSCI operations with experienced managers from GEC. In June 1997, James B. Hall, also a former owner of GEC, succeeded Gerry Hall as President of the Traffic Management Group.

COMMUNICATIONS DEVELOPMENT GROUP. The Company's Communications Development Group operates in Latin America, primarily Venezuela. These activities consist of management of the joint venture arrangements, which were formed to provide telecommunication installation and maintenance services to privatized local phone companies. These joint ventures are in the form of subsidiaries in which the Company has an 80% voting and ownership interest and a 50% share of profits and losses. In 1996, the Company expanded its communication development activities to include the marketing to Latin American telephone companies of NeuroLAMA, and internally developed proprietary telephone call record and data collection system. Significant capital expenditures will be required to install NeuroLAMA in South America. During fiscal years 1998, 1997 and 1996, the Company's Latin American operations accounted for 2%, 5% and 8% of the Company's revenues on a consolidated basis, respectively.

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

      INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

        The Company currently operates primarily in two industry segments: network services and transportation services. Transportation services are conducted primarily in the United States with small projects in South America, Canada, and Asia while telecommunication network services are conducted both in the United States and Latin America. Revenues, income (loss) from operations, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries and geographic areas in which the Company operates are presented below (in thousands).


        INDUSTRY SEGMENTS                             1998           1997            1996
                                                   --------        -------         -------
        Sales to unaffiliated customers:
            Transportation services                $ 84,022        $46,795         $22,661
            Network services                        133,459         39,539          26,245
                                                   --------        -------         -------
        Total                                      $217,481        $86,334         $48,906
                                                   ========        =======         =======

        Income (loss) from operations:
            Transportation services                $  8,220         $3,772         $(3,454)
            Network services                          3,189          1,069          (2,833)
                                                   --------        -------         -------
        Total                                      $ 11,409         $4,841         $(6,287)
                                                   ========        =======         =======
        Identifiable assets:
           Transportation services                 $ 85,373        $28,884         $25,099
           Network services                         205,387         21,462          13,820
                                                   --------        -------         -------
        Total                                      $290,760        $50,346         $38,919
                                                   ========        =======         =======
        Capital expenditures:
            Transportation services                $  5,753         $1,635          $1,275
            Network services                          7,778          2,851           2,216
                                                   --------        -------          ------
        Total                                      $ 13,531         $4,487          $3,491
                                                   ========         ======          ======
        Depreciation and amortization:
            Transportation services                $  2,398         $1,710          $1,229
            Network services                          4,240          2,821           1,521
                                                   --------        -------          ------
        Total                                      $  6,638         $4,532          $2,750
                                                   ========         ======          ======
        GEOGRAPHIC AREAS

        Revenues:
          United States                            $212,152        $82,171         $45,160
          Latin America                               5,329          4,163           3,746
                                                   --------        -------         -------
        Total                                      $217,481        $86,334         $48,906
                                                   ========        =======         =======
        Income (loss) from operations:
          United States                            $ 11,310        $ 4,824         $(2,073)
          Latin America                                  99             17          (4,214)
                                                   --------        -------        --------
        Total                                      $ 11,409        $ 4,841         $(6,287)
                                                   ========        =======        ========

        Identifiable assets:
          United States                            $287,569        $47,781         $36,410
          Latin America                               3,191          2,565           2,509
                                                   --------        -------         -------
        Total                                      $290,760        $50,346         $38,919
                                                   ========        =======         =======

SIGNIFICANT CUSTOMERS

The Company derives a significant portion of its revenues from a few large customers. The percentage of revenues derived from the Company's largest customers are presented as follows:


                                   31-OCT-98

                                            1996          1997         1998
                                            ----          ----         ----
Cooper Tire                                  --%           15%           6%
Florida Department of Transportation         12             6            2
BellSouth                                    --            12            8
United Telephone of Florida                  20             9            2
Florida Power Corp.                          13             7            4
WorldCom                                     --            --           14

CONTRACTS

The Company has and will continue to execute various construction and other contracts which may require the Company to, among other items, maintain specific financial parameters, meet specific milestones and post adequate collateral generally in the form of performance bonds. Failure by the Company to meet its obligation under these contracts may result in the loss of the contract and subject the Company to litigation and various claims, including liquidated damages.

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

COMPETITION

NETWORK SERVICES GROUP. The Telecommunications Systems Integration division of the Network Services Group competes for business in two segments: the traditional request for proposal ("RFP")/bid based segment for the installation and integration of infrastructure projects and a less traditional "project development" segment. The Company's largest competitors in the traditional RFP/bid based segment are telecommunications service providers. The Telecommunications Systems Integration division has identified and pursued the "project development" segment as a "niche" market for its services, providing network alternatives to large public agencies, utilities and telecommunications service providers through the use of public-private memberships and other financing models unique to the industry. These customers often must choose between building their own networks or using an existing telecommunication service provider's network. Once a customer has decided to build its own network, the Company assists the customer in preparing a viable and customized project business plan that addresses the customer's specific telecommunications needs, including budgetary and other concerns. The Company also has focused on "project development" opportunities presenting ownership or participation opportunities that can generate recurring revenues. The Company believes that no other company presently provides these kind of complete, turnkey project development services for these customers. There can, however, be no assurance that other systems integration companies will not develop the expertise, experience and resources to provide services that achieve greater market acceptance or that are superior in both price and quality to the Company's services, or that it will be able to maintain its competitive position.

The Telecommunications Construction division competes for business with several competitors on a much larger scale. In addition, the Telecommunications Construction division also competes in a market characterized by a large number of smaller size private companies that compete for business generally in a limited geographic area or with few principal customers. The Telecommunications Construction division's largest competitors are MasTec, Inc. and Dycom, Inc.

TRANSPORTATION SERVICES GROUP. The Transportation Systems Integration division believes its major competitors in the North American market are Lockheed Information Management Co., a division of Lockheed Martin, and Syntonic Technology, Inc., doing business as Transcore ("Transcore"), a division of SAIC Corporation.

The market in which the Transportation Construction division competes is characterized by large competitors who meet the experience, bonding and licensure requirements for larger projects and by small private companies competing for projects of $3 million or less in limited geographic areas. The Transportation Construction division's large competitors include Lockheed Martin, Traffic Control Devices of Florida and MasTec, Inc. The Transportation Construction division's smaller competitors are High Power of Florida, MICA Corporation of Texas and Fishback & Moore.

COMMUNICATION DEVELOPMENT GROUP. The Communications Development Group competes for business in the international market, primarily in Latin America. Presently, the operations of Communications Development Group are in Venezuela and Brazil. In Venezuela, the market is characterized by a single customer, CANTV, the telephone company of Venezuela, and a large number of smaller sized private companies that compete for business generally in a limited geographic area. In Brazil, the market consists of a myriad of smaller companies competing for a growing but limited market, which forces margins down. There are also several products similar to the NeuroLAMA call data collection system for billing purposes, which compete for the very large analog market, although the Company is not aware of any that can produce the same results.

BACKLOG

As of January 31, 1999, backlog was approximately $1.0 billion, approximately 31% of which was attributable to WorldCom Network. The Company expects to complete approximately 45% of the total backlog within the next fiscal year. Due to the nature of the Company's contractual commitments, in many instances its customers do not commit to the volume of services to be purchased under the contract, but rather commit the Company to perform these services if requested by the customer and commit to obtain these services from it if they are not performed internally. Many of the contracts are multi-year agreements, and the Company includes the full amount of services projected to be performed over the life of the contract in backlog due to its historical relationships with its customers and experience in the procurements of this nature. Contract backlog of $549 million is under performance bonds and the Company may be subject to liquidated damages for failure to perform in a timely manner. The Company's backlog may fluctuate and does not necessarily indicate the amount of future sales. A substantial amount of its order backlog can be canceled at any time without penalty, except, in some cases, the Company can recover actual committed costs and profit on work performed up to the date of cancellation. Cancellations of pending purchase orders or termination or reductions of purchase orders in progress from its customers could have a material adverse effect on its business, operating results and financial condition. In addition, there can be no assurance as to the customer's requirements during a particular period or that such estimates at any point in time are accurate.

RESEARCH AND DEVELOPMENT; PROPRIETARY TECHNOLOGY AND RIGHTS

The Company acquired proprietary software from MFSNT in the MFSNT Acquisition including applications at the lane, plaza, host, and customer service center levels within a sophisticated electronic toll collection system architecture. Prior to the MFSNT Acquisition, MFSNT had also developed a proprietary video and data multiplexing system used for surveillance, monitoring, and system audit purposes. The benefits of this proprietary software include reduced operating costs, non-stop tolling, reduce traffic congestion, efficient traffic management, and increase revenue accountability.

LANE SYSTEM APPLICATIONS. The lane system application is designed to be modular in nature to allow and accommodate tolling operations in various configurations in accordance with a customer's specific needs and operational requirements. The lane controller application is the heart of the lane system. It runs on a standard PC and under a real-time operating environment. The lane controller controls the various in-lane equipment items and gathers data from the in-lane sensors to provide transaction records for each vehicle that travels through a toll lane. The lane controller coordinates and controls revenue collection events and transactions. The lane controller also interacts with and can recognize individual vehicles as well as cars that evade toll collection. The transaction data created at the lane level is sent to the plaza computer system for further processing. The lane controller also has the unique capability of operating in a completely autonomous mode if communications to the plaza system are disrupted.

PLAZA SYSTEM APPLICATIONS. The plaza system is the central repository of the transaction data received from each toll lane. The data is stored in a relational database and is then used for reporting and tracking purposes. Traffic reports, revenue reports, and collector performance reports are among several reports that can be generated from the plaza system. A real-time plaza supervisor system allows client personnel to monitor traffic and collection events (as well as equipment and security status) as each event actually occurs. The data received at the lane plaza system level is forwarded to the host system for further processing and review.

HOST SYSTEM APPLICATIONS. The primary role of the host application is to provide the client with the capability to generate system-wide reports for traffic and revenue, as well as audit and reconciliation capabilities. The host system also acts as the primary interface to the customer service center ("CSC") system and is the "conduit" for electronic toll transactions and patron account information. The host application also controls the download of information to the plaza and lane systems, such as toll schedules, employee identification information, patron account status, time synchronization, and other information required for daily operation of the system.

CSC SYSTEM APPLICATIONS AND SERVICES. The Company provides numerous CSC systems and services, including hardware and software system applications and CSC staffing, operations and management. The CSC application is highly reliable and robust, user friendly, efficient and fully auditable software application. The system incorporates automated internal controls for audit and reconciliation purposes and also employs a flexible design to accommodate potential changes to customer policies, procedures, and/or operations.

VIDEO TRANSPORTATION DATA MULTIPLEXER ("VTDM") PRODUCT. The VTDM system is a patented product that compiles video and data based records for every vehicle that travels through a monitored lane. The VTDM provides auditors, toll supervisors and other Customer personnel with the unique capability to record, review, and analyze lane event data in an efficient and cost-effective manner. This system can also be used for problem resolution relating to system and/or toll collector performance. The VTDM system provides information (lane event data) in the form of video and transaction event text (text-over-video display). Cameras and VCRs are used to visually record lane activity on a 24-hour basis.

The Company has spent an aggregate of approximately $1.0 million on research and development activities during the prior three fiscal years, primarily in connection with its development of NeuroLAMA. Management believes that the acquisition of MFSNT will result in an increase in the Company's future research and development expenditures.

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

EMPLOYEES

At January 31, 1999, the Company and its subsidiaries had approximately 2,200 employees. The number of employees considered as laborers can vary significantly according to contracts in progress. Such employees are generally available to the Company through an extensive network of contacts within the communications industry.

PROPERTIES

The Company's corporate offices are in West Palm Beach, Florida, where it occupies 5,110 square feet under a lease that expires January 31, 2004. The Company leases 33,571 square feet of office space in Omaha, Nebraska under a lease that expires September 30, 1999, and which houses MFSNT's network operations, and 40,111 square feet in Mt. Laurel, New Jersey under a lease that expires February 28, 2003 and which houses MFSNT's transportation operations. The Company leases 6,400 square feet of space in Fairbanks, Alaska for a network operations center. The Company leases 6,800 square feet of space in Fort Lauderdale, Florida under a lease, which expires September 30, 2003, which facility houses the Company's corporate accounting offices and the general and administrative offices for the Network Services Group. The Company leases several field offices and numerous smaller offices. The Company also leases on a short-term or cancelable basis temporary equipment yards or storage locations in various areas as necessary to enable it to efficiently perform its service contracts.

The Company owns (subject to a mortgage) and operates a 10,000 square foot facility for operations based in Chesapeake, Virginia. The Company's Venezuelan subsidiaries own and operate from a 33,000 square foot floor of an office building located in Caracas, Venezuela, and lease an additional 50,000 square feet of covered parking and shop facilities. The Company also owns a 15,000 square foot facility located on approximately three acres of land for operations in Tampa, Florida.

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

LEGAL PROCEEDINGS

On May 21, 1998 SIRIT Technologies, Inc., ("SIRIT") filed a lawsuit in the United States District Court for the Southern District of Florida, against the Company and Thomas M. Davidson, who has since become a member of the Company's Board of Directors. SIRIT asserts claims against the Company for tortuous interference, fradulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of MFSNT and seeks injunction relief and compensatory damages in excess of $100.0 million.

On September 10, 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and certain of its officers. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defandants allegedly caused the Company to falsely repreent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees.

The Company is subject to a number of shareholder and other lawsuits and claims for various amounts which arise out of the normal course of its business. The Company intends to vigorously defend itself in these matters. The disposition of all pending lawsuits and claims is not determinable and may have a material adverse effect on the Company's financial position.

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

FISCAL QUARTER:                      1998                1997

                                 HIGH     LOW         HIGH    LOW

First Quarter                  9 13/16    9 5/8       9 5/8   7 3/8
Second Quarter                12 7/16     7 5/16      8 3/4   7 3/8
Third Quarter                 20 5/16     9 3/8       9       7 3/8
Fourth Quarter                10 5/8      1 3/4      10 5/8   7 9/16

At February 19, 1999, there were approximately 400 shareholders of record of the Company's Common Stock. No cash dividends have been declared by the Company since its inception and the Company has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The terms of the Company's Series B Preferred Stock and the Secured Credit Facility restrict the payment of cash dividends on the Company's Common Stock.

SERIES A CONVERTIBLE PREFERRED STOCK CONVERSIONS. During the year ended October 31, 1998, the Company received conversion notices from the holders of the Company's Series A Preferred Stock and converted 995 Series A Preferred Shares, as defined below, into 920,946 shares of Common Stock. In addition, 30,000 warrants related to the Series A Preferred Stock were exercised during the year ended October 31, 1998. In each case, the issuance of the common stock was undertaken upon conversion of Series A Preferred Stock then held by the purchaser and was issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933. The resale of such common stock by the purchaser is registered on a Registration Statement of Form S-3 (No. 333-22105).

The Series A Preferred Stock that was converted, as set forth above, was issued on December 20, 1996 in a private placement transaction (the "Private Placement"), exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") for a total of 1,000 shares (the "Series A Preferred Shares") of the Company's Series A Preferred Stock, par value $.10 per share. In connection with the Private Placement, the Company also issued warrants totaling 200,000 shares of the Company's Common Stock (the "Warrants"). The number of shares purchasable pursuant to the Warrants was subsequently reduced pursuant to its terms to an aggregate of 62,000 shares at October 31, 1998. The purchasers paid the Company $6.0 million for the Series A Preferred Shares and the Warrants. The Private Placement was effected pursuant to a Series A Preferred Stock Agreement by and among the purchasers and the Company dated December 20, 1996 (the "Agreement"). The Warrants became exercisable on December 20, 1997. No Series A Preferred Shares remain outstanding following the conversions effected during fiscal 1998.

The Warrants are exercisable at a purchase price per share equal to $9.82; provided, however, if there is an effective registration statement covering the shares issuable upon the exercise of the Warrants, the purchasers may exercise the Warrants in whole or in part in exchange for the number of shares of Common Stock equal to the product of (i) the number of shares as to which the Warrants are being exercised multiplied by (ii) a fraction, the numerator of which is the "Market Price" (as defined in the Warrants) less $9.82, and the denominator of which is the Market Price.

SERIES B CONVERTIBLE PREFERRED STOCK CONVERSIONS. During the fiscal year ended October 31, 1998, the Company received conversion notices from certain holders of the Company's Series B Preferred Stock to convert an aggregate of 436 shares of Series B Preferred Stock. In connection with the conversion of such shares, the Company issued an aggregate 1,007,927 shares of Common Stock, pursuant to an exemption from registration under Section 4(2) of the Act. The conversion price per share of Series B Preferred Stock was approximately $2.18. The shares of Series B Preferred Stock were converted between September 14, 1998 and October 2, 1998.

Pursuant to the original terms of the Series B Offering, holders of the Series B Preferred Stock have the right to convert their shares at any time into shares of Common Stock at a conversion rate equal to 97% of the "market value" of the Common Stock (the "Conversion Rate"). However, each holder of the Series B Preferred Stock has agreed that it will convert its shares of Series B Preferred Stock into Common Stock only to the extent that, after the conversion, the holder and its affiliates would beneficially own 4.99% or less of the Common Stock. This limitation may be waived, however, upon 61 days prior written notice, at which time the Company may be required to seek shareholder approval to issue additional shares of Common Stock, as required by certain rules and regulations, including The Nasdaq Stock Market, Inc. Marketplace Rule 4460(i). For these purposes, "market value" equals the lesser of: (i) the average of the lowest intraday trading price of the Common Stock for any three trading days within the 22 trading days prior to the date of conversion; or (ii) the lowest intraday trading price of the Common Stock on the trading day immediately prior to the date of conversion; however, this latter amount cannot be less than 95% of the lowest intraday trading price of the Common Stock on the date of conversion. The Conversion Rate may be further reduced to the extent the Company does not meet certain requirements or is in default of certain terms of the agreements evidencing the Series B Offering (the "Series B Agreements"). As more fully described below, the Company is currently in default of certain of its obligations under the Series B Agreements. See "Item 1. Business - The Series B Convertible Preferred Stock Offering and - Sale of Senior Notes and Series B Preferred Stock."

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for the five years ended October 31, 1998 which has been derived from the audited consolidated financial statements of the Company and its subsidiaries. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.


                                    YEARS ENDED OCTOBER 31,
                      (in thousands, except share and per share amounts)

                                                   1998           1997        1996       1995      1994
Revenues                                           $217,481     $86,334     $48,906    $35,408    $25,784
Net income (loss) from operations                     2,514       2,857      (5,910)      (281)       946

Average shares outstanding                            9,907       8,505       8,361      8,284      7,736
Income (loss) per share
from operations - basic and diluted                    (.59)        .16       (.71)      (.03)        .12

Current assets                                      224,572     27,009       21,449     18,573     18,635
Current liabilities                                 160,434     12,968       17,155     11,175      9,942

Property and equipment, net                          32,074     13,114       10,667      6,120      5,314
Total assets                                        290,760     50,346       38,919     32,482     36,604
Long-term debt                                       91,094     17,294       10,115      5,255      8,293
Shareholders equity                                  40,217     15,247       11,598     17,467     15,832


                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended October 31, 1998. This information should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this document.

OVERVIEW

Able specializes in the design, installation, maintenance, and system integration services for advanced voice, data and video communication networks which includes services within the telecommunication infrastructure, traffic management systems, automated manufacturing systems and utility network areas. Currently, the Company conducts business through three operating groups: The Network Services Group, The Transportation Services Group, and The Communications Development Group.

The Company was originally incorporated in 1987 as "Delta Venture Fund, Inc." and changed its name to Able Telcom Holding Corp. in 1989. From 1992 to 1994, the majority of the Company's operations were in the Venezuelan telecommunications business. Beginning in 1994, the Company began expanding its operations in other industries by implementing a plan of growth through acquisition. This plan is ongoing and has resulted in several acquisitions over the past four years. These acquisitions include operations relating to the installation and maintenance of traffic control signage, signalization and lighting systems, performance of outside plant telecommunication and electrical power services, the installation, testing and maintenance of intelligent highway and communication systems, as well as the erection of towers for wireless and cellular service providers.

The following table sets forth, for the years ended October 31, selected elements of Able's condensed consolidated statements of operations as a percentage of its revenues:

                             YEAR ENDED OCTOBER 31,

                                               1998          1997        1996
                                               ----          ----        ----
Revenues:                                     100.00%       100.00%     100.00%
Cost of revenues........................       82.54         78.95       82.78
General and administrative..............        8.59         10.17       17.18
Depreciation and amortization...........        3.49          5.25        5.62
Income (loss) from operations...........        5.25          5.60      (12.85)
Other expenses, net.....................        2.24          1.12        2.27

Net income (loss).......................       (1.16)         3.31      (12.08)

         The Company's results of operations reflect the operating results of MFSNT, COMSAT and other acquired businesses only from the respective dates of acquisition. Accordingly, the Company's results are not necessarily comparable on a period-to-period basis.

         FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED WITH FISCAL YEAR ENDED OCTOBER 31, 1997.

RESULTS OF OPERATIONS. The following discussion and analysis relates to the financial condition and results of operations of the Company for the fiscal years ended October 31, 1998 and 1997. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document.

REVENUES. For the fiscal year ended December 31, 1998 revenues increased $131.2 million, from $86.3 million through October 31, 1997 to $217.5 million, for the fiscal year ended October 31, 1998. This increase in revenues is due primarily to growth in the Company's operations through the acquisition of MFSNT in the third quarter and the acquisition of COMSAT and Patton in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industry. For the fiscal year ended October 31, 1998, revenues increased approximately $87.0 million, $17.6 million and $17.4 million related to the acquisition of MFSNT, COMSAT and Patton respectively.

COST OF REVENUES. For the fiscal year ended October 31, 1998 and 1997, cost of revenues as a percentage of revenues increased from 78.95% to 82.54%. The increase was due to increased costs related to the Network Services Group resulting from tighter margins and competition in the telecommunications industry, as well as inclement weather which restricted some work during the winter months and extended completion dates into later periods, offset be decreased costs as a result of COMSAT's operations included in the Transportation Services Group's operations.

GENERAL AND ADMINISTRATIVE EXPENSES. For the fiscal year ended October 31, 1998 general and administrative expenses were $18.7 million, an increase of $9.9 million over the same period in the prior year. This increase was due to the overall increase in the management structure at the corporate level, as well as the division offices, necessary to support the Company's increased revenue in accordance with the Company's strategic objective of growth through acquisition, and an increase in costs resulting from the acquisition of MFSNT. For the fiscal year ended October 31, 1998, general and administrative expenses relating to the operations of MFSNT were approximately $5.1 million.

DEPRECIATION AND AMORTIZATION. For the fiscal year period ended October 31, 1998, depreciation and amortization expense as a percentage of revenue decreased from 5.25% to 3.49% as compared to the same period in 1997. This decrease as a percentage of revenue, is due to the significant increase in revenues which did not require the same percentage increase in capital assets to support the operations of the Company.

INCOME FROM OPERATIONS. For the fiscal year ended October 31, 1998 income from operations was $11.4 million compared to $4.8 million for the same period in the prior year, primarily as a result of the Company's growth through acquisitions.

OTHER EXPENSE, NET. Other expense net increased by $3.9 million to $4.9 million for the fiscal year ended October 31, 1998 as compared to $1.0 million for the comparable period in 1997. This increase is due primarily to increased interest costs related to the acquisition of MFSNT. Other expense, net was also impacted by non-cash charges associated with stock options granted below market prices, and amortization of loan costs associated with the Secured Credit Facility.

Income taxes increased from $0.7 million in fiscal 1997 to $3.4 million in fiscal 1998. This increase is due to increased income from operations, state taxes provided in the State of Georgia, and the write-off of foreign tax credits.

NET INCOME. For the fiscal year ended October 31, 1998, net income was $2.5 million compared to net income of $2.9 million for the comparable period in 1997 for the reasons described above. For the year ended October 31, 1998, the loss applicable to common stock of $(5.8) million, or $(0.59) per share, is a result of $8.0 million associated with the beneficial conversion privileges on the Series B Preferred Stock, other non-recurring adjustments associated with the Company's obtaining financing for a portion of the purchase price of MFSNT and preferred stock dividends. For the year ended October 31, 1997, income applicable to common stock was $1.3 million, or $0.16 per share.

FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
1996.

REVENUES. Revenues for the year ended October 31, 1997 increased $37.4 million over the year prior period, from $48.9 million to $86.3 million, an increase of 76.5%. The acquisition of Georgia Electric Company ("GEC") in October 1996 and Dial Communications, Inc. ("Dial") in December 1996 accounted for approximately $35.0 million of the revenue increase between the 1996 and 1997 fiscal years. The remaining increases in revenue for fiscal year 1997 over fiscal year 1996 were generated from increased demand for services from the other subsidiaries. Revenue for Latin American operations totaled $4.2 million and $3.7 million in the years ended October 31, 1997 and 1996, respectively.

COSTS OF REVENUES. Costs of revenues increased $27.7 million, from $40.5 million for the 1996 fiscal year to $68.2 million for the 1997 fiscal year. Costs of revenues as a percentage of revenues decreased from 82.8% in 1996 to 78.9% in 1997. The assimilation of GEC and Dial accounted for approximately $27.4 million of the increase in costs of revenues. The increase in gross margin from 17.2% in 1996 to 21.1% in 1997 is due primarily to the increase in profitability in the transportation services industry as a result of measures implemented during fiscal year 1997 to improve labor productivity, control costs, and generate other operational efficiencies as well as the assimilation of GEC. Costs of revenues for Latin American operations totaled $2.2 million and $2.1 million in 1997 and 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended October 31, 1997, were $8.8 million, or 10.2% of revenues, compared to $8.4 million, or 17.2% of revenues, in 1996. The increase in general and administrative expenses for the fiscal year 1997 can be attributed to the assimilation of GEC and Dial which accounted for $1.0 million and $1.5 million, respectively, of the total increase for 1997. This increase was partially offset by a decline in general and administrative expenses from the implementation of cost cutting and containment strategies at the subsidiary level. These expense totals represent a significant decline as a percentage of revenues from prior years as a result of the Company's efforts to enhance financial controls and the implementation of its cost-containment program. General and administrative expenses for Latin America were $1.3 million and $1.6 million in 1997 and 1996, respectively.

In 1997 and 1996, the Company incurred approximately $.2 million and $1.1 million, respectively, of start-up and marketing costs related to NeuroLAMA, Able's proprietary telephone call data and billing system, with no corresponding revenues. These amounts have been included in general and administrative expenses for both 1997 and 1996. There can be no assurance that the Company will generate sufficient revenues from this business to offset its start up costs.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $4.5 million for the year ended October 31, 1997, or 5.2% of revenues, compared to $2.7 million or 5.6% of revenues for 1996. The GEC and Dial acquisitions accounted for $.6 million and $.8 million, respectively, of the total increase in depreciation and amortization expense for 1997. The remaining increase resulted from the continuing improvement and updating of the Company's equipment. Depreciation and amortization expense relating to Latin American operations totaled approximately $.5 million in both 1997 and 1996.

INTEREST EXPENSE. Interest expense was $1.6 million for 1997, or 1.8% of revenues, compared to $1.4 million, or 2.8% of revenues, for 1996. This increase in interest expense is a result of acquisition-related debt and the financing of equipment purchases, which was partially offset by the payment of debt with the proceeds from the issuance of the Series A Preferred Stock.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net increased to $.6 million in 1997 from $.2 million in 1996. These changes reflect the $.3 million non-cash charge for compensation recognized on stock options granted to certain officers and directors at a discount to market during the year ended October 31, 1997. Additional income and expense items for fiscal year 1997 include a reduction in reserves for settlement of litigation of $.5 million and interest and dividend income of $.4 million.

NET INCOME. The Company reported a net income of $2.9 million, or $.34 per share of Common Stock for both basic and diluted, for the year ended October 31, 1997, compared to a net loss of $5.9 million, or a loss of $.71 per share of Common Stock for both basic and diluted for 1996, before taking into account the non-cash charge for a discounted conversion feature associated with the Series A Preferred Stock (the "Accretive Dividend"). For fiscal 1997, the Accretive Dividend was $1.3 million which resulted in income applicable to common stock of $1.3 million, or $.16 per share of common stock for both basic and diluted.

The increase in net income for the fiscal year ended October 31, 1997, compared to the previous year is due to the assimilation of GEC, the continued improvement in margins within the Transportation Services Group, and the improvement in margins within the Latin American operations coupled with a reduction in special charges relating to these operations.

Revenues and net income (loss) from the Company's international operating subsidiaries are presented below for the fiscal years ended October 31, 1997, and 1996. These figures exclude costs associated with the continued marketing and development cost of NeuroLAMA and general and administrative costs of the international management group.

LATIN AMERICAN OPERATIONS. For the year ended October 31, 1997, Able's net income from Latin American operations increased by $3.5 million over the year ended October 31, 1996. In 1996, the Latin American operations incurred losses of $2.8 million relating to the write-down of goodwill and other assets. Additionally, costs associated with marketing NeuroLAMA decreased from $1.1 million in 1996 to $.2 million in 1997.

For the year ended October 31, 1997, Latin American revenues increased $.5 million as compared to the year ended October 31, 1996. Revenues generated by the Company's Venezuelan operations are largely dependent upon one customer. In the fiscal year ended October 31, 1997, the Company's Venezuelan operations were expanded to include a reclamation project that was responsible for approximately $1.0 million of the increase in revenues which was offset by a decrease in activity under the existing contracts in Latin America.

Revenues and net income (loss) pertaining to Latin American operations are presented below for the years ended October 31, 1997, 1996, and 1995:

                                       1997             1996             1995
                                  -------------   ---------------   -------------
   Revenues ...................    $4,163,317      $  3,745,858      $3,227,750
   Net income (loss) ..........        16,556        (3,628,503)        (54,835)

The Company's net assets of Latin American subsidiaries totaled $2.6 million and $2.1 million at October 31, 1997 and 1996, respectively. In addition, the Company's net equity in Latin American operations totaled $1.8 million and $1.6 million at October 31, 1997 and 1996, respectively.

     The foreign currency translation and transaction losses improved during fiscal year 1997. The stabilization of the Venezuelan Bolivar resulted in a decrease in foreign currency losses of $.9 million for the fiscal year ended October 31, 1997, as compared to 1996.

     INCOME TAXES. Income tax expense (benefit) for the year ended October 31, 1997 and 1996, differs from the amounts that would result from applying federal and state statutory tax rates to pre-tax income (loss) primarily due to non-deductible goodwill and losses from foreign operations.

     MINORITY INTEREST. Minority interest represents a shareholder's 50% interest in the earnings of the Company's Venezuelan corporations for the fiscal year ended October 31, 1997. For fiscal year 1996, losses were allocated to minority interest to the extent of its invested capital.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, cash and cash equivalents totaled $13.5 million, which represents an increase of approximately $6.2 million from October 31, 1997. Cash provided by operating activities of approximately $5.9 million is a result of net income of $2.5 million, increased primarily by non-cash charges relating to depreciation, amortization, deferred income taxes and minority interest of approximately $9.4 million, decreases in receivables, inventory and other current assets of approximately $6.2 million and increases in accounts payable, accrued expenses and other liabilities of approximately $4.8 million due to the reduction of cash payments associated with operations, offset by an increase in costs and profit in excess of billings on uncompleted contracts related to work acquired in connection with the MFSNT acquisition of approximately $17.0 million.

Cash used in investing activities of $14.0 million is due to capital expednditures of approximately $10.0 million made in order to support increased operations as well as the replacement of existing equipment and approximately $4.0 million in net expenditures for the acquisitions of businesses during the fiscal year ended October 31, 1998.

Cash provided by financing activities of $15.3 million is a result of borrowings under various financing sources of approximately $70.5 million used to fund acquisitions and operations of the Company, net proceeds from the issuance of the Series B Preferred Stock of approximately $18.1 million and approximately $2.1 million in proceeds from the exercise of stock options, offset by repayments of debt and other borrowings of approximately $74.4 million, of which $58.8 million relates to payments made for the acquisition of MFSNT, and other items.

In February 1999, WorldCom advanced the Company $32.0 million for the purposes of arranging the purchase of 2,785 shares, or approximately 78% of the Series B Preferred Stock and the purchase of the outstanding $10.0 million of Senior Subordinated Notes. This advance is due the earlier of (i) October 31, 2000 or
(ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Subordinated Notes.

In connection with this advance, the Company expects to recognize an extraordinary loss on the purchase of the Senior Subordinated Notes of approximately $3.3 million and a reduction in the income applicable to common stock of approximately $10.0 million related to the purchase of the Series B Preferred Stock. In addition, the Company agreed to modify the terms of the existing Series B Preferred Stock conversion and warrant agreements which may have a significant effect on the underlying value of these securities and result in a material charge to income applicable to common stock in 1999.

WorldCom has also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement, which, if advanced, would be due on October 31, 2000.

At the date of this filing, the Company has obtained all necessary waivers which cover various defaults under the Company's financing and preferred stock agreements.

The Company believes that it has available cash, from operations as well as from the additional advance available from WorldCom described above, sufficient to meet the Company's operating and capital requirements for the next twelve months.

Nonetheless, pursuant to the terms of the documents relating to the Series B Securities, under certain circumstances, including without limitation, if the registration statement that includes the shares of common stock underlying the Series B Securities is not declared effective on or before May 18, 1999, the Company is delisted under certain circumstances from any securities exchange, or any representation or warranty by the Company to the holders is not true and correct, then the holders of the Series B Securities, in whole or in part, have the option to require the Company to redeem their securities at premium prices. Although the Company intends to use its best efforts to comply with the provisions in the documents relating to the Series B Securities, the failure of which would provide the holder the right to exercise such redemption option, there can be no assurance that the Company will be able to do so, in part, because certain of such matters are dependent upon the efforts or approval of others (such as the Securities and Exchange Commission with respect to the effectiveness of the aforementioned registration statement). In addition, there can be no assurance, however, that the Company will not experience adverse operating results or other factors which could materially increase its cash requirements or adversely affect its liquidity position.

CAUTIONARY STATEMENTS

Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time ("the Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. The words "estimate," "believes," "project," "intend," "expect" and similar expressions when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those on the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) risks associated with leverage, including cost increases due to rising interest rates: (ii) risks associated with Able's ability to continue its strategy of growth through acquisitions; (iii) risks associated with Able's ability to successfully integrate all of its recent acquisitions: (iv) Able's ability to make effective acquisitions in the future and to successfully integrate newly acquired businesses into existing operations and the risks associated with such newly acquired businesses; (v)) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws: (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations; (vii) the effect of, or changes in, general economic conditions; (viii) economic uncertainty in Venezuela; (ix) weather conditions that are adverse to the specific businesses of the Company, and (x) the outcome of litigation, claims and assessments involving the Company. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

YEAR 2000

The Company's business is dependent upon various computer software programs and operating systems that utilize dates and process data beyond the year 2000. The Company's actions to address the risks associated with the year 2000 are as follows:

THE COMPANY'S STATE OF READINESS

The Company has established a corporate program to coordinate its year 2000
(Y2K) compliance efforts across all business functions and geographic areas. The scope of the program includes addressing the risks associated with the Company's
i) information technology (IT) systems (including the Company's products and services), ii) non-IT systems that include embedded technology (e.g., buildings, plant, equipment and other infrastructure), and iii) significant vendors and their Y2K readiness. The Company is utilizing the following steps in executing its Y2K compliance program: 1) awareness, 2) assessment, 3) renovation (including upgrades and enhancements to the Company's products), 4) validation and testing, and 5) implementation. The Company has completed the awareness and assessment steps for all areas.

IT Systems. The renovation step has been substantially completed for all mission critical IT systems and products, and the Company now is focusing its efforts on validation and testing. The Company's most significant renovation effort involved its core product, CCS. CCS utilizes one subroutine for calculating dates, with the various computer programs within CCS with date dependent calculations accessing this subroutine. As a result, all date calculations are performed in one location. The renovation of this subroutine and the related interfaces to the various date dependent programs has been completed. The Company is now testing CCS and its related software products (e.g., ACSR, ACSR Telephony, etc.) using its standard testing methodologies, while adding date simulation to specifically address the Y2K risk. Such date simulation considers pre-2000, cross over, and post-2000 time frames, including year 2000 leap year considerations. The Company believes it will be 80-90% completed with its testing for CCS and related software products by December 31, 1998, with the remaining testing expected to be done by the end of the first quarter of 1999. Implementation into the production environment is expected to occur shortly after testing is completed.

For the Company's non-CCS related software products, no renovation is believed necessary as the products are relatively new and were designed to be Y2K compliant. The Company plans to test these products with similar date simulation techniques discussed above to ensure they are Y2K compliant. Such testing is expected to be substantially completed by the end of 1998.

Non-IT Systems. The Company expects to have all of its mission critical non-IT systems Y2K compliant by the end of the first quarter of 1999. The Company is currently formulating its testing and implementation plans for its mission critical non-IT systems.

Significant Vendors. As part of the Company's Y2K compliance program, the Company has contacted its significant vendors to assess their Y2K readiness. For all mission critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they will be Y2K compliant by the end of 1998. Such third party software is being tested in conjunction with the testing of the IT systems and products discussed above. All other significant vendors (including the Company's vendor who provides data processing services for CCS) have indicated they will be Y2K compliant by the end of 1998, except for one of the Company's vendors which provides data lines access for CCS. This vendor indicates that it expects to be Y2K compliant by the end of the first quarter of 1999. There can be no assurance that i) the Company's significant vendors will succeed in their Y2K compliance efforts, or
ii) the failure of vendors to address year 2000 compliance will not have a material adverse effect on the Company's business or results of operations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

Since inception of its program in 1995 through October 31, 1998, the Company has incurred and expensed costs of approximately $2.3 million related to Y2K compliance efforts. The total estimated costs to complete the Company's Y2K compliance effort are approximately $1.6 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

The Company's failure to timely resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities, including among others, access to CCS and the use of related software products, and timely printing and delivery of clients' customers' statements. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that either the Company or a third-party vendor or service provider on which the Company relies does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

As is the case with many software companies and service providers, if the Company's current or future clients experience significant business interruptions due to their failure to achieve Y2K compliance, the Company's results of operations could be materially adversely affected. There can be no assurance that the Company's current or future clients will adequately and successfully address their Y2K risk and not experience any business interruptions.

THE COMPANY'S CONTINGENCY PLAN. The Company has not yet developed a comprehensive contingency plan to address the situation that may result if the Company or its vendors are unable to achieve Y2K compliance for its critical operations. During the fourth quarter of 1998 and the first quarter of 1999, based upon the status of the Company's Y2K compliance efforts at that time and the Company's perceived risks to critical business operations, the Company plans to evaluate what areas the Company believes a contingency plan may be necessary, and execute such contingency plan if warranted. The i) inability to timely implement a contingency plan, if deemed necessary, and ii) the cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS. Except for statements of existing or historical facts, the foregoing discussion of Y2K consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to future costs, the timetable for completion of Y2K compliance efforts, potential problems relating to Y2K, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Y2K problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation i) the failure of vendors and service providers (such as the vendors of data processing services and data lines access for CCS and providers of third party software) to timely achieve Y2K compliance, ii) system incompatibilities with third parties resulting from software conversions, iii) the Company's systems and products not containing all necessary date code changes, iv) the failure of existing or future clients to achieve Y2K compliance, v) potential litigation arising out of Y2K issues, the risk of which may be greater for information technology based service providers such as the Company, vi) the failure of the Company's validation and testing phase to detect operational problems internal to the Company, in the Company's products or services or in the Company's interface with service providers, vendors or clients, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological infeasibility of testing certain non-IT systems, the perceived cost-benefit constraints against conducting all available testing, or the unavailability of third parties to participate in testing, or vii) the failure to timely implement a contingency plan to the extent Y2K compliance is not achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes and independent auditors' reports are included herein under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 1998, the Board of Directors of the Company approved the appointment of Arthur Andersen LLP as its principal accountant to audit the Company's Consolidated Financial Statements. Information regarding the resignation of the Company's previous principal accountant and the engagement of Arthur Andersen LLP was previously reported by the Company on Current Reports on Form 8-k filed September 14, 1998 and October 16, 1998, respectively.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this items regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held for fiscal year 1998.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held for fiscal year 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held for fiscal year 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held for fiscal year 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following consolidated financial statements of Able Telcom Holding Corp. and subsidiaries are included as part of this report.

     Reports of Independent Certified Public Accountants
     Consolidated Financial Statements:
     Consolidated Balance Sheets - October 31, 1998 and 1997
     Consolidated Statements of Operations - Years ended October 31,
     1998, 1997 and 1997
     Consolidated Statements of Shareholders' Equity - Years ended October 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows - Years ended October 31,
     1998, 1997 and 1996
      Notes to Consolidated Financial Statements

     (a) 2. The financial statement schedule for the years ended October 31, 1998, 1997 and 1996 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of the Company.

     Schedule II-Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (a) 3. The exhibits listed on the accompanying Index to Exhibits immediately following the Financial Statement Schedules are filed as part of, or incorporated by reference into, this Report.

     EXHIBIT
        NO.       DESCRIPTION
     --------     -----------

         2.1 Asset Purchase Agreement, dated November 26, 1997, among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI Acquisitions, Inc. and COMSAT Corporation (l)

         2.2 Indemnification Agreement, dated February 25, 1998, among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI Acquisitions, Inc. and COMSAT Corporation (l)

         2.3 Stock Purchase Agreement, dated as of April 1, 1998, among Able Telcom Holding Corp., James P. Patton, Rick Boyle and Claiborne K. McLemore III (2)

         2.4 Closing Memorandum and Schedule, dated April 1, 1998, among Able Telcom Holding Corp., James P Patton, Rick Boyle and Claiborne K. McLemore III (2)

         2.5 Agreement and Plan of Merger by and among UFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of April 22,1998 (9)

         2.5.1 Amendment to Agreement and Plan of Merger among NIFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and WS Communications Company, Inc. dated as of July 2, 1998 (10)

         2.5.1.1 Amendment No. 2 dated as of July 21, 1998 to Agreement and Plan of Merger among WS Acquisition Corp., Able Telcom Holding Corp., WS Network Technologies, Inc. and MFS Communications Company, Inc. (11)

         2.5.1.2 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated as of September 9, 1998 (13)

         2.5.1.3 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated January 26, 1999

         2.5.2 Promissory Note of Able Telcom Holding Corp. dated July 2, 1998 to WS Communications Company, Inc. (10)

         2.5.2.1 11.5% Promissory Note between Able Telcom Holding Corp. and WorldCom Network Services, Inc. dated as of September 1, 1998

         2.5.3 Stock Pledge Agreement dated as of July 2, 1998 by Able Telcom Holding Corp. in favor of WorldCom, Inc. (10)

         2.5.4 Master Services Agreement between WorldCom Network Services, Inc. and NIFS Network Technologies, Inc. dated as of July 2, 199 8 (exhibits omitted) (11)

         2.5.5 Assumption and Indemnity Agreement dated as of July 2, 1998 among Able Telcom Holding Corp., WorldCom, Inc., MFS Communications Company, Inc., WS Intelenet, Inc., MFS Datanet, Inc., MFS Telcom, Inc. and MFS Communications, Ltd. (schedule omitted) (10)

         2.5.6 License Agreement between MFS Communications Company, Inc. and Able Telcom Holding Corp. dated as of July 2, 1998 (10)

         2.5.7 Modification to Stock Option Agreement between the Company and WorldCom, Inc. dated January 8, 1999

         2.5.8 Agreement to Enter Into Stock Appreciation Rights Agreement between the Company and WorldCom, Inc. dated January 8, 1999

         2.5.9 Financing Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated February 16, 1999

         3.1 Articles of Incorporation of the Able Telcom Holding Corp., as amended (3)(4)

         3.1.1 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. (13)

         3.2      Bylaws of the Able Telcom Holding Corp., as amended (3)

         4.2      Specimen Common Stock Certificate (3)

         4.3      Specimen Series A Preferred Stock Certificate (6)

         4.4 Form of Warrant issued to Credit Suisse, First Boston and Silverton International Fund Limited (4)

         4.6      Able Telcom Holding Corp. 1995 Stock Option Plan (13)

         4.7 Amendment to Able Telcom Holding Corp. 1995 Stock Option Plan, dated April 24, 1998 (13)

         4.8      Series B Convertible Preferred Stock Purchase Agreement (13)

         4.9 Registration Rights Agreement for Series B Convertible Preferred Stock Purchase Agreement and 350,000 Warrants (13)

         4.10 Registration Rights Agreement for 650,000 Warrants associated with Series B Convertible Preferred Stock Purchase Agreement
                  (13)

         4.11 Form of Common Stock Purchase Warrants for 350,000 Shares in connection with Series B Convertible Preferred Stock Purchase Agreement (13)

         4.12 Form of Common Stock Purchase Warrants for 650,000 Shares in connection with Series B Convertible Preferred Stock Purchase Agreement (13)

         4.13 Preferred Stock Purchase Agreement by and among Able Telcom Holding Corp., RGC International Investors, LDC, and Cotton Communications, Inc. dated February 17, 1999

         4.14 Warrant Amendment between Able Telcom Holding Corp. and Purchasers (as defined) dated February 17, 1999

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

        10.23 Form of Stock Purchase Agreement among Able Telcom Holding Corp., Traffic Management Group, Inc., Georgia Electric Company, Gerry W. Hall and Barry Hall (5)

        10.25 Securities Purchase Agreements, dated as of January 6, 1998, between Able Telcom Holding Corp. and each of the Purchasers named therein (6)

        10.25.1 Letter Agreement dated July 2, 1998 related to Securities Purchase Agreements dated as of January 6, 1998 (13)

        10.26 Senior Secured Revolving Credit Agreement dated as of April 6,1998, between Able Telcom Holding Corp. and Suntrust Bank, South Florida, N.A. and Bank of America, FSB (9)

        10.27 Credit Agreement among Able Telcom Holding Corp., NationsBank, N.A. and The Several Lenders from Time to Time Parties Hereto dated as of June 11, 1998 (exhibits and schedules omitted)
                  (13)

        10.29 Employment Agreement with Jesus G. Dominguez, dated April 27, 1998 (13)

        10.30     Employment Agreement with Stacy Jenkins, dated July 16, 1998
                  (13)

        10.32 Amendment to June 11, 1998 Credit Agreement among Able Telcom Holding Corp., NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dated as of June 30, 1998 (13)

        10.33     Employment Agreement with Billy V Ray, Jr., dated October 1,
                  1998

        10.34 Employment Agreement with Curtis A. "Butch" Dale, dated August 17, 1998 (14)

        10.35 Financial Advisor and Placement Engagement Letter, dated April 3, 1998, between Washington Equity Partners and Able Telcom Holding Corp. (14)

        10.36     Employment Agreement with G. Vance Cartee, dated January 4,
                  1999

        10.37     Employment Agreement with Edward Pollock, dated January 1,
                  1999

        10.38     Employment Agreement with Frazier L. Gaines, dated November
                  12, 1998

        10.39     Employment Agreement with Gideon D. Taylor, dated December 7,
                  1998

        10.40     Employment Agreement with Rick Boyle, dated April 1, 1998

        10.41 Financing Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (without exhibits)

        10.42 11.5% Non-Recourse Promissory Note between Cotton Communications, Inc. and Able Telcom Holding Corp. dated February 17, 1999

        10.43 Stock Pledge Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999

        11        Computation of Per Share Earnings (7)

        16.1      Letter regarding change in certifying accountant (12)

        21        Subsidiaries of Able Telcom Holding Corp. (13)

        23.1      Consent of Ernst & Young LLP

        27        Financial Data Schedule
-------------------
(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated February 25, 1998, as filed with the Commission on March 12, 1998, as amended by Form S-KIA-1, dated May 11, 1998, as filed with the Commission on May 11, 1998.

(2) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated April 1, 1998, as filed with the Commission on April 14, 1998.

(3) Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-65854), as declared effective by the Commission on February 26,1994.

(4) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated December 20, 1996, as filed with the Commission on December 31, 1996.

(5) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated October 12, 1996, as filed with the Commission on October 25, 1996.

(6) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986) for the fiscal year ended October 31,1997, as filed with the Commission on February 13,1998, as amended by Form 10-KIA, as filed with the Commission on March 20,1998.

(7) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated December 2, 1996, as filed with the Commission on December 13, 1996, as amended by Form 8-K/A-1, dated February 11, 1997, as filed with the Commission on February 11, 1997.

(8) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended April 30, 1998, as filed with the Commission on June 14, 1998.

(9) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated July 2, 1998, as filed with the Commission on July 16, 1998.

(10) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-KIA (File No. 0-21986), dated July 2, 1998, as filed with the Commission on August 3, 1998.

(11) Incorporated by reference to Exhibit I to the Company's Current Report on Form 8-K (File No. 0-21986), dated September 7, 1998, as filed with the Commission on September 14, 1998.

(12) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended July 31, 1998, as filed with the Commission on September 21, 1998, as amended by Form 10-Q/A, as filed with the Commission on October 13,1998.

(13) Incorporated by reference to an exhibit to the Company's Form S-1 (file no. 333-65991), as filed with the commission of October 22, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ABLE TELCOM HOLDING CORP.

               BY:   /s/  BILLY V. RAY, JR.             February 24, 1999
                     ----------------------------
                     BILLY V. RAY, JR., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                         TITLE                                                 DATE SIGNED

/s/    BILLY V. RAY, JR.           President, Chief Executive Officer and             February 24, 1999
       -----------------------     Director (Principal Executive Officer and
       BILLY V. RAY, JR.           Acting Principal Financial Officer)


/s/    MICHAEL ARP                 Financial Vice President                           February 24, 1999
       ----------------------      (Principal Accounting Officer)
       MICHAEL ARP

/s/    C. FRANK SWARTZ             Chairman and Director                              February 24, 1999
       -----------------------
       C. FRANK SWARTZ

/s/    FRAZIER L. GAINES           Director                                           February 24, 1999
       ----------------------
       FRAZIER L. GAINES

/s/    THOMAS M. DAVIDSON          Director                                           February 24, 1999
       ----------------------
       THOMAS M. DAVIDSON

/s/    GIDEON D. TAYLOR            Director                                           February 24, 1999
       ----------------------
       GIDEON D. TAYLOR

                                   Director
       -----------------------
       JONATHAN A. BRATT

/s/    ROBERT H. YOUNG             Director                                           February 24, 1999
       -----------------------
       ROBERT H. YOUNG

                                   Director
       -----------------------
       GERALD PYE


                               ABLE TELCOM HOLDING CORP.

                           INDEX TO FINANCIAL STATEMENTS AND

                             FINANCIAL STATEMENT SCHEDULES

Reports of Independent Certified Public Accountants

Consolidated Financial Statements:

Consolidated Balance Sheets - October 31, 1998 and 1997

Consolidated Statements of Operations -
    Years Ended October 31, 1998, 1997 and 1996

Consolidated Statements of Shareholders' Equity -
    Years ended October 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows - Years Ended
    October 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements - October 31, 1998

Financial Statement Schedule:

II.     Valuation and Qualifying Accounts - Years ended
           October 31, 1998, 1997, and 1996

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Able Telcom Holding Corp.:

We have audited the accompanying consolidated balance sheet of Able Telcom Holding Corp. (a Florida Corporation) and subsidiaries as of October 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Able Telcom
Holding Corp. and subsidiaries as of October 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the Index at Item 14(a) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP

Omaha, Nebraska
February 17, 1999

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Able Telcom Holding Corp.:

We have audited the accompanying consolidated balance sheet of Able Telcom Holding Corp. and subsidiaries (the "Company") as of October 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Able Telcom Holding Corp. and subsidiaries at October 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young LLP

West Palm Beach, Florida
January 19, 1998

                       ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS--OCTOBER 31, 1998 AND 1997

                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                         ASSETS                                                 1998          1997
                                         ------                                                 ----          ----

CURRENT ASSETS:
    Cash and cash equivalents                                                                $  13,544     $  6,230
    Accounts receivable, net of allowances for bad debts of $866
        and $686 at October 31, 1998 and 1997, respectively                                     64,159       13,399
    Costs and profits in excess of billings on uncompleted contracts                           105,478        5,615
    Prepaid expenses and other                                                                   2,641        1,766
                                                                                               -------       -------
        Total current assets                                                                   185,822       27,010
                                                                                               -------       -------
PROPERTY AND EQUIPMENT:
    Land and buildings                                                                           4,473        1,415
    Equipment, furniture and fixtures                                                           42,522       19,982
                                                                                               -------       -------
                                                                                                46,995       21,397
    Less- Accumulated depreciation                                                             (14,921)      (8,283)
                                                                                               -------       ------
        Property and equipment, net                                                             32,074       13,114
                                                                                               -------       ------
OTHER ASSETS:
    Goodwill, net of accumulated amortization of $2,162 and $1,200
        at October 31, 1998 and 1997, respectively                                              31,374        8,341
    Other                                                                                        2,740        1,881
    Assets held for sale                                                                        38,750            -
                                                                                               -------       ------
        Total other assets                                                                      72,864       10,222
                                                                                               -------       -------
        Total assets                                                                         $ 290,760     $ 50,346
                                                                                               =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                        $  15,047     $  3,154
    Accounts payable and accrued liabilities                                                    61,376        8,649
    Billings in excess of costs and profits on uncompleted contracts                            57,439          291
    Reserves for losses on uncompleted contracts                                                25,390            -
    Notes payable shareholders/directors                                                         1,182          875
                                                                                               -------       ------
        Total current liabilities                                                              160,434       12,969
    Long-term debt, excluding current portion                                                   76,047       14,140
    Other                                                                                        2,737        1,277
                                                                                               -------       ------
        Total liabilities                                                                      239,218       28,386

                                                                                               -------       ------
COMMITMENTS AND CONTINGENCIES (Note 8)

CONVERTIBLE PREFERRED STOCK
    Series A redeemable preferred stock, $.10 par value, 995 shares issued and
        outstanding in 1997                                                                          -        6,713
    Series B preferred stock, $.10 par value, (aggregate liquidation value of $17,820,000), 4,000 shares authorized; 3,564 shares issued
        and outstanding in 1998                                                                 11,325            -
                                                                                               -------       ------
        Total convertible preferred stock                                                       11,325        6,713
                                                                                               -------       ------
SHAREHOLDERS' EQUITY:
    Preferred stock, 1,000,000 shares authorized, 5,200 shares issued                                -            -
    Common stock, $.001 par value, authorized 25,000,000 shares;
        11,065,670 and 8,580,422 shares issued and outstanding at
        October 31, 1998 and 1997, respectively                                                     11            9
    Additional paid-in-capital                                                                  40,564       15,096
    Senior Subordinated Note warrants                                                            1,244            -
    WorldCom stock options                                                                       3,490            -
    WorldCom phantom stock                                                                         606            -
    Retained earnings (deficit)                                                                 (5,698)         142
                                                                                               -------       ------
        Total shareholders' equity                                                              40,217       15,247
                                                                                               -------       ------
        Total liabilities and shareholders' equity                                           $ 290,760     $ 50,346
                                                                                              ========      =======

 The accompanying notes are an integral part to these consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                          1998        1997       1996
                                                                          ----        ----       -----

REVENUES                                                                $ 217,481   $ 86,334    $ 48,906
COSTS AND EXPENSES:
     Cost of revenues                                                     179,505     68,164      40,486
     General and administrative                                            18,692      8,780       8,404
     Depreciation                                                           6,638      4,124       2,411
     Amortization                                                             962        408         339
     Charges and transaction/translation losses related to
        Latin American operations                                             275         17       3,553
                                                                          -------     ------      ------
        Total costs and expenses                                          206,072     81,493      55,193
                                                                          -------     ------      ------
INCOME (LOSS) FROM OPERATIONS                                              11,409      4,841      (6,287)

OTHER (INCOME) EXPENSE, NET:
     Interest expense, including amortization of discount of $157
        in 1998                                                             5,534      1,565       1,350
     Interest and dividend income                                            (342)      (449)       (270)
     Other                                                                   (320)      (152)         32
                                                                            -----      -----       ------
     Total other expense, net                                               4,872        964       1,112
                                                                            -----      -----       -----
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                                                  6,537      3,877      (7,399)
PROVISION (BENEFIT) FOR INCOME TAXES                                        3,405        727        (891)
                                                                            -----      -----       ------
INCOME (LOSS) BEFORE MINORITY INTEREST                                      3,132      3,150      (6,508)
MINORITY INTEREST                                                             618        293        (598)
                                                                            -----      -----       ------
NET INCOME (LOSS)                                                           2,514      2,857      (5,910)
PREFERRED DIVIDENDS                                                          (341)      (260)          -
BENEFICIAL CONVERSION PRIVILEGE OF PREFERRED STOCK                         (8,013)    (1,266)          -
                                                                          -------     ------      ------
INCOME (LOSS) APPLICABLE TO COMMON STOCK                                 $ (5,840)   $ 1,331     $(5,910)
                                                                           ======      =====       =====
INCOME (LOSS) PER COMMON SHARE:
     Basic                                                                $ (0.59)    $ 0.16     $ (0.71)
                                                                       ===========  =========  ==========
     Diluted                                                                (0.59)    $ 0.16     $ (0.71)
                                                                       ===========  =========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING - basic                             9,907,060  8,504,972   8,361,458
                                                                       ===========  =========  ==========

The accompanying notes are an integral part to these consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

             (in thousands, except common stock shares and amounts)


                                                                                    Common Stock        Additional   Subordinated
                                                                            ------------------------      Paid-In        Notes
                                                                                 Shares       Amount      Capital      Warrants
                                                                            ------------    --------    ----------   ------------
BALANCE, November 1, 1995                                                      8,193,212    $  8,193     $ 12,790    $     -
    Issuance of common stock to
       directors in connection with acquisition                                   10,000          10           43          -
    Change in unrealized loss on investments                                           -           -            -          -
    Net loss                                                                           -           -            -          -
                                                                            ------------    --------     --------    -------
BALANCE, October 31, 1996                                                      8,203,212       8,203       12,833          -
    Issuance of common stock in connection with acquisition                      108,489         108          620          -
    Issuance of common stock for services                                          2,000           2           12          -
    Issuance of common stock for exercise of options                             262,240         262          732          -
    Compensation recognized on stock options                                           -           -          338          -
    Issuance of common stock for conversion of
       convertible preferred shares                                                4,481           4           34          -
    Changes in unrealized loss on investments                                          -           -            -          -
    Convertible preferred dividends paid                                               -           -            -          -
    Embedded dividend recognized on convertible
       preferred shares                                                                -           -            -          -
    Tax benefit from exercise of options                                               -           -          527          -
    Net income                                                                         -           -            -          -
                                                                            ------------    --------     --------    -------
BALANCE, October 31, 1997                                                      8,580,422       8,579       15,096          -
    Issuance of common stock for GEC earnout                                     204,440         204        1,278          -
    Compensation expense for below market options                                      -           -           93          -
    Issuance of common stock for exercise of options                             351,935         352        2,071          -
    Dividends on Series A preferred stock                                              -           -            -          -
    Embedded dividend recognized on Series A
       convertible preferred shares                                                    -           -            -          -
    Issuance of common stock for conversion of
       Series A convertible preferred shares                                     920,946         921        6,817          -
    Valuation of subordinated note warrants                                            -           -            -      1,244
    Valuation of Series B Preferred Stock warrants                                     -           -        5,400          -
    Beneficial conversion privilege applicable to Series B Preferred Stock             -           -        7,909          -
    Valuation of WorldCom options                                                      -           -            -          -
    Valuation of WorldCom phantom stock awards                                         -           -            -          -
    Issuance of common stock for conversion of
       Series B Preferred Stock                                                1,007,927       1,008        1,384          -
    Dividends on Series B preferred stock                                              -           -            -          -
    Tax benefit from exeercise of options                                              -           -          516          -
    Net income                                                                         -           -            -          -
                                                                            ------------    --------     --------    -------
BALANCE, October 31, 1998                                                     11,065,670    $ 11,064     $ 40,564    $ 1,244
                                                                            ============    ========     ========    =======

                                                                                                           Unrealized
                                                                                                             Loss on    Retained
                                                                               WorldCom       WorldCom     Investments  Earnings
                                                                            Stock Options  Phantom Stock  Net of Taxes  (Deficit)
                                                                            -------------  -------------  ------------  --------
BALANCE, November 1, 1995                                                     $     -         $   -          $ (53)     $  4,721
    Issuance of common stock to
       directors in connection with acquisition                                     -             -              -             -
    Change in unrealized loss on investments                                        -             -             (1)            -
    Net loss                                                                        -             -              -        (5,910)
                                                                              -------         -----          -----      --------
BALANCE, October 31, 1996                                                           -             -            (54)       (1,189)
    Issuance of common stock in connection with acquisition                         -             -              -             -
    Issuance of common stock for services                                           -             -              -             -
    Issuance of common stock for exercise of options                                -             -              -             -
    Compensation recognized on stock options                                        -             -              -             -
    Issuance of common stock for conversion of
       convertible preferred shares                                                 -             -              -             -
    Changes in unrealized loss on investments                                       -             -             54             -
    Convertible preferred dividends paid                                            -             -              -          (260)
    Embedded dividend recognized on convertible
       preferred shares                                                             -             -              -        (1,266)
    Tax benefit from exercise of options                                            -             -              -             -
    Net income                                                                      -             -              -         2,857
                                                                              -------         -----          -----      --------
BALANCE, October 31, 1997                                                           -             -              -           142
    Issuance of common stock for GEC earnout                                        -             -              -             -
    Compensation expense for below market options                                   -             -              -             -
    Issuance of common stock for exercise of options, net of tax benefit            -             -              -             -
    Dividends on Series A preferred stock                                           -             -              -           (78)
    Embedded dividend recognized on Series A
       convertible preferred shares                                                 -             -              -          (105)
    Issuance of common stock for conversion of
       Series A convertible preferred shares                                        -             -              -             -
    Valuation of subordinated note warrants                                         -             -              -             -
    Valuation of Series B Preferred Stock warrants                                  -             -              -             -
    Beneficial conversion privilege applicable to Series B Preferred Stock          -             -              -        (7,909)
    Valuation of WorldCom options                                               3,490             -              -
    Valuation of WorldCom phantom stock awards                                      -           606              -
    Issuance of common stock for conversion of
       Series B Preferred Stock                                                     -             -              -             -
    Dividends on Series B preferred stock                                           -             -              -          (262)
    Net income                                                                      -             -                        2,514
                                                                              -------         -----          -----      --------
BALANCE, October 31, 1998                                                     $ 3,490         $ 606          $   -      $ (5,698)
                                                                              =======         =====          =====      ========
                                                                              Total
                                                                            --------
BALANCE, November 1, 1995                                                   $ 17,466
    Issuance of common stock to
       directors in connection with acquisition                                   43
    Change in unrealized loss on investments                                      (1)
    Net loss                                                                  (5,910)
                                                                            --------
BALANCE, October 31, 1996                                                     11,598
    Issuance of common stock in connection with acquisition                      621
    Issuance of common stock for services                                         12
    Issuance of common stock for exercise of options                             732
    Compensation recognized on stock options                                     338
    Issuance of common stock for conversion of
       convertible preferred shares                                               34
    Changes in unrealized loss on investments                                     54
    Convertible preferred dividends paid                                        (260)
    Embedded dividend recognized on convertible
       preferred shares                                                       (1,266)
    Tax benefit from exercise of options                                         527
    Net income                                                                 2,857
                                                                            --------
BALANCE, October 31, 1997                                                     15,247
    Issuance of common stock for GEC earnout                                   1,278
    Compensation expense for below market options                                 93
    Issuance of common stock for exercise of options, net of tax benefit       2,587
    Dividends on Series A preferred stock                                        (78)
    Embedded dividend recognized on Series A
       convertible preferred shares                                             (105)
    Issuance of common stock for conversion of
       Series A convertible preferred shares                                   6,818
    Valuation of subordinated note warrants                                    1,244
    Valuation of Series B Preferred Stock warrants                             5,400
    Beneficial conversion privilege applicable to Series B Preferred Stock         -
    Valuation of WorldCom options                                              3,490
    Valuation of WorldCom phantom stock awards                                   606
    Issuance of common stock for conversion of
       Series B Preferred Stock                                                1,385
    Dividends on Series B preferred stock                                       (262)
    Net income                                                                 2,514
                                                                            --------
BALANCE, October 31, 1998                                                   $ 40,217
                                                                            ========

The accompanying notes are an integral part to these consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED (IN THOUSANDS):

                                                                   1998                 1997               1996
                                                                  -------              ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                2,514               2,857             (5,910)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities,
     net of effects of acquisitions:
       Depreciation                                                 6,638               4,532              2,750
       Amortization                                                   962
       Bad debt expense                                              --                   160              1,094
       Translation/transaction Losses                                 275                --                1,180
       Deferred income taxes                                          717                 727               (891)
       Minority interest                                              618                 293               (598)
       Write down of Latin American assets                           --                  --                1,593
       Compensation recognized for conversion
         of stock options                                              93                 338               --
       Reduction in revenue for litigation                           --                  (433)              --
       Other - net                                                    156                  10                313
                                                                  -------              ------             ------
                                                                   11,973               8,501               (469)
   Changes in assets and liabilities,
     net of effects from acquisitions:
       Decrease in accounts receivable                              2,694                 842              1,855
       Increase in costs and profits in
         excess of billings on
         uncompleted contracts                                    (16,987)             (4,661)              (829)
       Decrease in inventory                                        2,602                 118              1,871
       Decrease (increase) in other current assets                   (268)                313                340
       Decrease (increase) in other assets                          1,247                (280)              (287)
       Increase (decrease) in accounts payable
         and accrued expenses                                       2,273                (199)               160
       Increase (decrease) in billings
         in excess of costs and estimated
         profits on uncompleted contracts                             569                (927)               681
       Increase in other liabilities                                2,789                 230               --
                                                                  -------              ------             ------
       Cash Provided by Operating Activities                        6,892               3,937              3,322
                                                                  -------              ------             ------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures, net                                       (9,966)             (4,487)            (2,557)
   Net proceeds from sale of assets                                    90                  96                129
   Sales of investments                                                 0                 567               --
   Cash acquired in acquisitions                                    4,661                 404              1,761
   Cash paid for acquisitions                                      (8,681)             (3,000)            (3,500)
                                                                  -------              ------             ------
       Net cash used in investing activities                      (13,896)             (6,420)            (4,167)
                                                                  -------              ------             ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit:                               50,518              (4,626)             1,254
   Payment of shareholder/directors loans                          (2,925)               (250)              (500)
   Borrowings from shareholder/directors                            2,050                --                  500
   Proceeds from long-term debt                                    10,000              11,014              4,547
   Proceeds from debt to finance acquisition                       10,000               3,000              3,000
   Repayments on long-term debt                                   (74,388)
   Distributions to minority interests                               (502)               (293)              (210)
   Foreign currency translation adjustment                           (275)               --                 (779)
   Proceeds from the issuance of preferred
     stock, net                                                    18,110               5,418               --
   Proceeds from the exercise of stock options                      2,071                 732               --
   Dividends paid                                                    (341)               (260)              --
                                                                  -------              ------             ------
Net cash provided by financing activities                          14,318               5,446              1,561
                                                                  -------              ------             ------
Effect of exchange rate changes on cash
  and cash equivalents                                                    --                  --                 (401)
   Increase (decrease) in cash and
     cash equivalents                                               7,314               2,963                315
   Cash and cash equivalents at beginning of year                   6,230               3,267              2,952
                                                                  -------              ------             ------
   Cash and cash equivalents at end of year                        13,544               6,230              3,267
                                                                  =======              ======             ======
Supplemental disclosures of cash flow information:
   Valuation of warrants                                            6,644                --                 --
   Discount on preferred stock                                      7,909                --                 --
   Issuance of common stock for acquisition                         1,278                 620               --
   GEC earnout                                                      4,595              (1,278)              --
   Compensation recognized on below market options                     93                --                 --
   Valuation of below market options on acquisition                 4,096                --                 --
   Interest paid                                                    4,226               1,684              1,120
   Income taxes paid                                                   29                --                 --

                            ABLE TELCOM HOLDING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1998

1.  THE COMPANY:

Able Telcom Holding Corp. (Able Telcom or the "Company") develops, builds and maintains communications systems for companies and governmental authorities. The Company is headquartered in West Palm Beach, Florida, and operates its subsidiaries throughout the United States, as well as in areas of South America. The Company has three main organizational groups:

       ORGANIZATIONAL GROUP                         SERVICES PROVIDED

 Network Services Group              Design, development, engineering,
                                     installation, construction, operation and maintenance services for telecommunications systems

 Transportation Services Group       Design, development, integration,
                                     installation, construction, project
                                     management, maintenance and operation of automated toll collection systems, electronic traffic management and control systems, and computerized manufacturing systems

 Communications Development Group    Design, installation and maintenance
 (Latin America)                     services to foreign telephone companies

Each group is comprised of subsidiaries of the Company with each having local executive management functioning under a decentralized operating environment.

The Company's customers include local and long distance telephone companies, utilities, cable television operators, financial institutions, universities, medical facilities, correctional facilities and local, state and federal governments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements are prepared on an accrual basis and include the accounts of the Company and its subsidiaries. A substantial portion of consolidated total assets, liabilities and revenues are generated by one subsidiary of the Company, MFS Network Technologies, Inc. (MFSNT) which was acquired during the fiscal year ended October 31, 1998. Operations for subsidiaries acquired in purchase business combinations are included in the consolidated results of operations since the date of acquisition. All material intercompany accounts and transactions have been eliminated. Certain items in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all unrestricted highly liquid investments with original maturities of three months or less to be cash equivalents.

ASSETS HELD FOR SALE

Assets held for sale represent certain assets acquired in connection with the acquisition of MFSNT which are held for sale and are reported at the estimated fair value less costs to sell.

PROPERTY AND EQUIPMENT

Property and equipment are recorded, at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets which generally range from five to ten years.

GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 20 years.

The Company, at each balance sheet date, evaluates the recoverability of the carrying amount of goodwill if circumstances suggest that it has been impaired. If this review indicates that goodwill is not recoverable, as principally determined based on the estimated undiscounted cash flows of the entity which gave rise to the goodwill, over the remaining amortization period, then the Company's carrying value of the goodwill is reduced by the estimated shortfall in cash flows.

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation plan under Accounting Principle Board Opinion No. 25," Accounting for Stock Issued to Employees," and relating interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Acounting for Stock-Based Compensation."

REVENUE RECOGNITION

Revenues from "per unit basis" contracts are recognized at the time services are rendered and accepted by the customer. Revenues from construction contracts and installation contracts are recognized as contract costs are incurred under the percentage-of-completion method measured on the cost to cost basis. Contract costs include all direct material and labor costs as well as those indirect costs relating to the contract such as indirect labor, supplies and equipment costs. Generally, the determination of substantial contract completion is made by the project owner.

Changes in job performance, condition and the estimated profitability may result in changes in the estimates for project costs and profits. Revised estimates are recognized in the period in which the changes are determined.

When the current estimates of total contract revenue and contract cost indicates a loss ("loss jobs"), a provision for the entire loss on the contract is made. During the fiscal year ended October 31, 1998, costs on loss jobs of approximately $15.1 million were charged to reserves for losses on uncompleted contracts which relate primarily to loss contracts acquired in connection with the acquisition of MFSNT.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's Latin American subsidiaries are remeasured using the U.S. dollar as the functional currency. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the year end exchange rate. Nonmonetary assets and liabilities, and related income statement amounts are remeasured at historical exchange rates.

INCOME TAXES

The Company files consolidated federal income tax returns. The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

INCOME (LOSS) PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). SFAS No. 128 is effective for periods ending after December 15, 1997, and requires retroactive restatement of EPS for all prior periods presented. The statement replaces the previous "primary earnings per share" computation with a "basic earnings per share" and redefines the "diluted earnings per share" computation.

The difference between the Company's weighted average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options and convertible securities. There are no significant differences in the numerator of the Company's computations of basic and diluted earnings per share for any period presented.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 - In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Companies are also required to report comparative totals for comprehensive income in interim reports. The Company will report comprehensive income commencing in fiscal year 1999.

SFAS No. 131 - In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. The provisions of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement in the fiscal year 1999.

SFAS No. 133 - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement revises the accounting for the recognition and measurement of derivatives and hedging transactions and is effective for fiscal years beginning after June 15, 1999. The Company does not anticipate the early adoption of this statement and has not determined the impact it will have on the consolidated financial statements.

3.  ACQUISITIONS

On July 2, 1998, the Company acquired the network construction and transportation systems business of MFS Network Technologies, Inc. ("MFSNT") from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement. The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million, as described below.

In conjunction with the acquisition of MFSNT, the Company granted an option to WorldCom (the "WorldCom Option") to purchase up to 2,000,000 shares of the Company's common stock, at an exercise price of $7.00 per share, but subject to a 1,817,941 share maximum limitation, and phantom stock awards (the "Phantom Stock Awards") equivalent to 600,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option. The WorldCom Phantom Stock Awards are exercisable only on the following three days: July 2, 1999, July 2, 2000, or July 2, 2001. WorldCom will be entitled to receive any appreciation of the Common Stock over a base price of $5 3/32 per share, but in no event shall the maximum payment exceed $25.00 per share. The fair values of the WorldCom Option and Phantom Stock Awards were estimated at the date of grant at $3.5 million and $0.6 million, respectively, and are included as a component of the total consideration paid for the acquisition of MFSNT.

Subsequent to October 31, 1998, the Company and WorldCom agreed to convert the WorldCom Option to stock appreciation rights with similar terms and provisions.

The purchase price for MFSNT was determined as follows (in millions):

        Contract price                                                   $58.8
        Transaction related costs                                          4.6
        WorldCom Option                                                    3.5
        WorldCom Phantom Stock Awards                                       .6
                                                                         -----
               Total Purchase Price                                      $67.5
                                                                         =====

The Company allocated the purchase price to the assets acquired and the liabilities assumed based on the fair value of those assets and liabilities as follows (in millions):

       Cash and accounts receivable                                     $47.0
       Costs and profits in excess billing on
         uncompleted contracts                                           93.7
       Assets held for sale                                              38.8
       Prepaid expenses                                                   1.0
       Property                                                           5.7
       Goodwill(1)                                                       16.5
       Accounts payable                                                 (13.7)
       Billings in excess of costs and profits
         on uncompleted contracts                                       (56.6)
       Reserve for losses on uncompleted contracts                      (40.5)
       Accrued restructuring costs(2)                                    (2.0)
       Property taxes payable                                           (15.0)
       Other accrued liabilities(3)                                      (7.4)
                                                                        -----
                Total allocated purchase price                          $67.5
                                                                        =====

-------------
(1) Goodwill is being amortized on a straight-line basis over 20 years.
(2) Accrued restructuring costs related primarily to severance and benefit costs associated with the involuntary termination of employees pursuant to an approved restructuring plan. During the fiscal year ended October 31, 1998, approximately $1.7 million was charged against this reserve.
(3) Includes allowances for costs related to litigation and claims of $5.0 million which, according to the Plan of Merger, is payable to WorldCom in the event specified litigation costs and claims are not paid by the Company.

In conjunction with the acquisition of MFSNT, the Company entered into a five-year agreement with WorldCom to provide telecommunications infrastructure services to WorldCom (the "WorldCom Master Services Agreement") for a minimum of $40.0 million per year, provided that the aggregate sum payable to MFSNT shall be not less than $325.0 million, including a fee of 12 percent of reimbursable costs under the agreement ("Aggregate Sum"). If MFSNT declines any of the first $130.0 million of contract work in any year of the agreement, the value of the declined work reduces the Aggregate Sum. MFSNT has agreed that WorldCom Network will have met all of its obligations to MFSNT to the extent that payments to MFSNT reach an aggregate of $500.0 million at any time during the five-year term. During the fiscal year ended October 31, 1998, the Company recognized revenues of approximately $30.3 million from the WorldCom Master Services Agreement.

The Company is entitled to use the name "MFSNT" during the 18-month transition period commencing July 2, 1998.

PATTON MANAGEMENT CORPORATION

On April 1, 1998, the Company purchased all of the outstanding common stock of Patton Management Corporation ("Patton") for a total purchase price of approximately $4.0 million. The acquisition was accounted for using the purchase method of accounting. Goodwill of approximately $2.8 million was recorded and is being amortized on a straight-line basis over 20 years.

DIAL COMMUNICATIONS, INC.

On December 2, 1996, Able acquired all the outstanding common stock of Dial Communications, Inc. (Dial). As consideration, the Company paid $3.0 million in cash, issued 108,489 shares of common stock (fair value of $0.6 million) and issued a $0.9 million promissory note with a three year term bearing interest at Prime plus 1/2 percent. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition. Goodwill of $1.5 million was recorded in this transaction which is being amortized over 20 years using the straight-line method.

GEORGIA ELECTRIC COMPANY

On October 12, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Georgia Electric Company (GEC). As initial consideration, the Company paid $3.0 million in cash. Under the terms of the earn-out provision of the acquisition agreement, the Company will issue shares of common stock over a five year period beginning in fiscal 1997, contingent upon the operating performance of GEC and the market value of the Company's stock. Such amounts will be accounted for as purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition.

The Company recorded goodwill of $1.3 million at October 31, 1997 and additional goodwill of $4.6 million at October 31, 1998 as a result of additional purchase price due to the former owner of GEC under the terms of the earn-out provisions of the acquisition agreement. The goodwill is being amortized over 20 years using the straight-line method. Corresponding amounts are reflected as accounts payable and accrued liabilities in the consolidated balance sheets pending the issuance of the Company's common stock.

H. C. CONNELL, INC.

On December 8, 1995, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of H.C. Connell, Inc. ("Connell"). As consideration, the Company paid $0.5 million in cash and issued a $1.9 million promissory note. The acquisition was accounted for using the purchase method of accounting. The results of operations of Connell are included in the consolidated statements of operations since the date of the acquisition.

Pro Forma Financial Information (Unaudited)

Unaudited pro forma financial information for the Company is presented below as if the Company's acquisitions had taken place as of November 1, for each of the respective years (in thousands, except per share amounts):

                                     Years Ended October 31,
                                    ------------------------
                                     1998       1997        1996
                                     ----       -----       ----

        Revenues                               $86,334    $85,095
        Net income (loss)                        1,369     (1,346)
        Basic Loss per Share:
             Loss applicable
                  to common stock
             Loss per common stock
        Diluted Loss per share:
             Loss applicable
                  to common stock
             Loss per common stock
        Income (loss)
             per share                             .16       (.17)

This unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the dates assumed.

4. ACQUISITION OF COMSAT CONTRACTS:

On February 25, 1998, GEC acquired 12 contracts (the "COMSAT Contracts") with the Texas Department of Transportation from CRSI Acquisition, Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts are for the installation of intelligent traffic management systems and the design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, GEC received consideration from COMSAT of approximately $15.0 million.

During the fiscal year ended October 31, 1998, the Company recognized revenues and cost of revenues related to the COMSAT contracts of $19.8 million and $10.7 million, respectively. At October 31, 1998, seven of the COMSAT Contracts were substantially complete.

5.  UNCOMPLETED CONTRACTS:

Uncompleted contracts consist of the following at October 31, 1998 and 1997 (in thousands):

                                                     1998              1997
                                                     -----             ----
    Costs incurred on uncompleted contracts        $116,073           $43,237
    Earnings recognized on uncompleted contracts     29,086             7,361
                                                     ------            ------
                Total                               145,159            50,598
    Less billings to date                           (97,120)          (45,274)
                                                    -------            ------
                 Net                               $ 48,039          $  5,324
                                                   ========          ========

Included in the accompanying balance sheets under the following headings (in thousands):

                                                      1998             1997
                                                      ----             ----
    Costs and profits in excess of billings on
       uncompleted contracts                       $105,478           $5,615
    Billings in excess of costs and profits on
       uncompleted contracts                         57,439              291
                                                   --------           ------
               Net                                 $ 48,039           $5,324
                                                   ========           ======

6.  ASSETS HELD FOR SALE:

Assets held for sale consist of certain fiber optic conduit and an interest in Kanas Telcom, Inc. ("Kanas") whose primary asset is a telecommunications network along the Alaskan pipeline (the "Alyeska Project"). These assets were acquired in connection with the acquisition of MFSNT and are reflected in the accompanying October 31, 1998 consolidated balance sheet at their estimated fair value less costs to sell. Subsequent to October 31, 1998, the Company negotiated the sale of the fiber optic conduit for approximately $26.0 million which approximated the October 31, 1998 carrying value.

7.  DEBT:

The Company's debt consist of the following at October 31, 1998 and 1997 (in thousands):


                                                                                     1998                             1997
                                                                                     ----                             ---


    Note payable to bank under Revolving Credit Facility, maturing on
       June 20, 2001, interest payment dates and rates vary (____ percent at October 31, 1998), secured by the Company's existing and future
       restricted subsidiaries, excluding MFSNT                                      $     35,000                    $     -

    Note payable to WorldCom maturing on December 15, 2000, interest is
       payable quarterly at an annual rate of 11.5 percent                                 30,000                          -

    Senior Subordinated Notes, annual payments of $5.0 million on January 6,
       2004 and 2005, 12 percent interest per annum, in arrears, paid
       semi-annually                                                                       10,000                          -

    Notes payable to a bank, payable in monthly installments aggregating approximately $47,161, interest payable monthly ranging from
       2.0 to 8.75 percent secured by substantially all the assets of
       the Company                                                                            491                      3,560

    Notes payable to former owner of Dial payable in monthly at October 31, 1998
       installments of principal and interest of 8.75 percent                                 369                        669

    Bank lines of credit, $6.0 million maturing on March 1, 1998, interest payable monthly at prime (8.75 percent at October 31, 1997) secured
       by substantially all the assets of the Company                                           -                      6,000

    Notes payable to banks, payable in monthly installments of principal and interest of 8.5 percent at October 31, 1997, secured by real and
       personal property of GEC                                                                 -                      2,500

    Mortgage note payable to a bank, payable in monthly installments
       of $11,604 plus interest at prime (8.75 percent at October 31, 1997)                     -                        269

    Notes payable to bank, payable in monthly installments
       of principal and interest at prime (8.75 percent at October 31,
       1997), secured by real and personal property of Dial                                     -                      2,876

    Notes payable to banks, payable in monthly installments of principal and interest at prime (8.75 percent at
       October 31, 1997), secured by related equipment                                          -                        385

    Notes payable to bank, payable in monthly installments of
       principal and interest at prime (8.75 percent at October 31,
       1997), secured by related equipment                                                      -                        511
                                                                                           ------                    -------
                                                                                           75,860                     16,770

    Property taxes payable under certain contractual agreements at the present value of estimated amounts payable over 20 years discounted
       at 15%, payments to commence in fiscal year 1999                                    15,000                          -
    Capital leases                                                                          1,321                        524
                                                                                           ------                    -------
                                                                                           92,181                     17,294
    Less- Discount on Senior Subordinate Notes                                             (1,087)                         -
                                                                                           ------                    -------
                                                                                           91,094                     17,294
    Less- Current portion                                                                 (15,047)                    (3,154)
                                                                                           ------                    -------
    Long-term debt, excluding current portion                                            $ 76,047                    $14,140
                                                                                           ======                    =======

CREDIT FACILITIES

On April 6, 1998, the Company obtained a $25.0 million three-year senior secured revolving credit facility (the "Credit Facility") with a $2.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allowed the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case, plus an applicable margin, with respect to each draw the Company made thereunder. Interest was payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contained certain covenants which required, among other conditions, that the Company maintain certain net worth, minimum fixed charge coverage and limitations on total debt, and was secured by a perfected first priority security interest on all tangible assets of the Company. The proceeds of the Credit Facility were used to finance working capital requirements and for other general corporate purposes, including acquisitions and capital expenditures, not to exceed $15.0 million, associated with the Company's overall strategic plan. On June 11, 1998, this amount was repaid with proceeds from the Company's New Credit Facility defined below.

On June 11, 1998, the Company replaced the Credit Facility with a new $35.0 million three-year senior secured revolving credit facility ("New Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The New Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw the Company makes thereunder. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The New Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, including current and debt leverage, minimum fixed charge coverage, interest coverage, as well as limitations on total debt. The New Credit Facility is secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. On June 30, 1998, the New Credit Facility was amended to include (i) the Company's acquisition of MFSNT and the related financing of such transaction, (ii) changes in financial covenants related thereto, and (iii) other amendments relating to investments, pledging and intercompany matters. At October 31, 1998 and thereafter, the Company was in violation of certain of the covenants in the New Credit Facility which were subsequently waived through November 1, 1999.

WORLDCOM NOTE:

In conjunction with the acquisition of MFSNT, the Company executed a $30.0 million promissory note to WorldCom bearing interest of 11.5 percent per year (the "WorldCom Note").

The principal amount of the WorldCom Note is to be repaid in part by applying a portion of certain fees (i) due under the WorldCom Master Services Agreement and
(ii) received by the Company in connection with the sale and installation of certain fiber optic conduit projects. Pursuant to an agreement, the Company has pledged all of the shares of capital stock in MFSNT to WorldCom to secure the Company's obligations under the WorldCom Note.

The Company has classified $13.2 million of the WorldCom Note as a current liability based upon the estimates of the fiscal year 1999 repayments resulting from proceeds under the WorldCom Master Services Agreement and the sale of the fiber optic conduit.

The WorldCom Note provides for covenants of which the Company was in compliance at October 31, 1998. Upon noncompliance or an event of default, the entire balance of the WorldCom Note shall automatically become due and payable, subject to certain subordination provisions. In addition, remedies available to WorldCom include the following:

/bullet/  Acquire all of the stock in MFSNT.
/bullet/ Keep all principal and interest already paid under the WorldCom Note. /bullet/ Require an 18 percent annual default rate of interest.
/bullet/ Cause WorldCom to apply 12 percent of the payment it owes to the Company at the time of default under the WorldCom Master Services Agreement to the outstanding principal and interest due under the WorldCom Note.

In addition, if the WorldCom Note is not repaid in full by December 15, 2000, it is anticipated that WorldCom will be able to:

/bullet/ Reduce the minimum yearly and aggregate revenues under the WorldCom Master Services Agreement.
/bullet/ Refuse to give additional work under the WorldCom Master Service Agreement while in default.

SENIOR SUBORDINATED NOTES

Effective January 6, 1998, the Company issued $10.0 million of unsecured 12 percent Senior Subordinated Notes due January 6, 2005 (the "Senior Subordinated Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share, which were valued at approximately $1.2 million resulting in a corresponding discount applicable to the Senior Subordinated Notes which is being amortized to interest expense over the life of such notes. The agreement, pursuant to which the Senior Subordinated Notes were issued, contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. At October 31, 1998, the Company was in violation of certain of the covenants in the Senior Subordinated Note agreement. These notes were redeemed from the holder of these notes subsequent to October 31, 1998.

OTHER BORROWINGS

On June 1, 1997, the Company entered into a $6.0 million Line of Credit Facility (the "Line of Credit"). The Line of Credit was due March 1, 1998 and was repaid in 1998.

AGGREGATE MATURITIES

The aggregate maturities of long-term debt and capital leases for years subsequent to October 31, 1998, are as follows:

             1999                                              $  15,047
             2000                                                 18,225
             2001                                                 36,021
             2002                                                    935
             2003                                                    872
             Thereafter                                           21,081
                                                                --------
                                                                 $92,181
                                                                ========

8. COMMITMENTS AND CONTINGENCIES:

LITIGATION

On May 21, 1998, SIRIT Technologies, Inc. ("SIRIT") filed a lawsuit in the United States District Count for the Southern District of Florida, against the Company and Thomas M. Davidson, who has since become a member of the Company's Board of Directors. SIRIT asserts claims against the Company for tortuous interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of MFSNT and seeks injunction relief and compensatory damages in excess of $100.0 million.

On September 10, 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and certain of its officers. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees.

The Company is subject to a number of shareholder and other lawsuits and claims for various amounts which arise out of the normal course of its business. The Company intends to vigorously defend itself in these matters. The disposition of all pending lawsuits and claims is not determinable and may have a material adverse effect on the Company's financial position.

KANAS GUARANTY AGREEMENT

In conjunction with the acquisition of MFSNT, the Company has agreed to guarantee the payment obligations of Kanas under its credit agreement. The aggregate commitment of the lenders under this agreement is $85.4 million, and the purpose of the Kanas Credit Agreement is to provide the funds necessary to complete the Alyeska Project.

CONTRACTS

The Company has and will continue to execute various construction and other contracts which may require the Company to, among other items, maintain specific financial parameters, meet specific milestones and post adequate collateral generally in the form of performance bonds. Failure by the Company to meet its obligation under these contracts may result in the loss of the contract and subject the Company to litigation and various claims, including liquidated damages.

LEASED PROPERTIES

As of October 31, 1998, the Company leased office space and equipment under various noncancelable long-term operating lease arrangements.

Rental expense for operating leases amounted to $2.4 million, $0.8 million and $0.6 million for the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

During fiscal year 1998, the Company leased certain equipment under capitalized lease agreements which have been included in Property and Equipment. Cost and accumulated amortization of such assets as of October 31, 1998, totaled $3.2 million and $1.8 million, respectively.

Future minimum lease payments required under operating and capital leases with initial terms in excess of one year are as follows (in thousands):

                                                     CAPITAL        OPERATING
        YEARS ENDING OCTOBER 31,                      LEASES          LEASES
                                                     --------       ----------

        1999                                         $  788           $3,177
        2000                                            454            1,738
        2001                                            149            1,238
        2002                                             64            1,125
        2003                                              -              625
        Thereafter                                        -              416
                                                     ------           ------
        Total minimum lease payments                 $1,455           $8,319
                                                     ======           ======
        Present value of net minimum lease
           payments                                  $1,321
        Less current installments of
           obligations under capital leases             706
                                                     ------
        Obligations under capital leases,
           excluding current installments            $  615
                                                     ======

9. PREFERRED STOCK:

SERIES A PREFERRED

Effective December 20, 1996, the Company completed a private placement transaction of 1,000 shares of $.10 par value, Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6.0 million. Each share of Series A Preferred Stock was convertible into shares of the Company's common stock after April 30, 1997, at the lesser of $9.82 per share or at a discount (increased to a maximum of 20 percent for conversions after December 20, 1997) of the average closing bid price of a share of common stock for three days proceeding the date of conversion. The Company recognized the discount attributable to the beneficial conversion privilege of approximately $1.3 million by accreting the amount from the date of issuance, December 20, 1996, through the last date the discount rate increase can occur, December 20, 1997, as an adjustment of net income attributable to common shareholders. This accretion adjustment, which also represents the adjustment needed to accrete to the redemption value of the Preferred Stock, resulted in a charge to retained earnings and accompanying credit to the Preferred Stock. The Preferred Stock accrues dividends at an annual rate of five percent and is payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock.

During fiscal 1998, all remaining Series A Preferred Stock was converted into common stock pursuant to the terms thereof and the related number of warrants was reduced to 62,000, due to either conversion or forfeiture.

SERIES B PREFERRED

Effective June 30, 1998 (the "Closing"), the Company completed a private offering (the "Offering") of 4,000 shares of $0.10 par value, nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Stock") which bear annual dividends of 4 percent, and warrants to purchase 1,000,000 shares of the Company's common stock at $19.80 per share for a period of five years from the date of grant (the "Warrants"). Net proceeds from the Offering totaled $18.1 million. In general, the conversion amount of each share of Series B Preferred Stock is convertible into shares of the Company's common stock commencing on June 30, 1998, at 97 percent of the lesser of the (i) average of the low trading prices for any three days during the twenty-two (22) trading days immediately preceding the conversion date, (ii) subject to a minimum equal to 95 percent of such conversion price. The conversion amount of each share of Series B Preferred Stock is equal to $5,000 plus any unpaid dividends thereon. Unless waived by a holder on not less than 61 days prior written notice, no holder may convert an amount which would result in such holders and its affiliates' beneficial ownership exceeding 4.99 percent of the then outstanding common stock of the Company.

Of the $18.1 million of proceeds $5.4 million was assigned to the value of the warrants and $12.7 million was assigned as the Series B Preferred Stock. The warrants are exercisable for a five-year period commencing June 30, 1998. In addition, approximately $7.9 million was assigned to the beneficial conversion privilege and has been reflected as a reduction in income available to common stock for the fiscal year ended October 31, 1998.

As of October 31, 1998, 436 shares of the Series B Preferred Stock were converted into 1,007,927 shares of common stock at a price of $2.17 per share.

Subsequent to October 31, 1998, 2,785 shares were acquired from the holders of this stock by an affiliate of the Company.

The Series B Preferred Stock agreements contain certain covenants including registration rights and limitations on common stock dividends. Subsequent to October 31, 1998, the Company was in violation of certain of the covenants related primarily to registration rights and intends to complete the required registration statement in the fiscal year 1999. The Series B Preferred Stock agreements provide for mandatory redemption at amounts up to 130% of the liquidation value under certain circumstances.

10. IMPAIRMENT OF LATIN AMERICAN OPERATIONS

During the second quarter of fiscal 1996, the Company identified circumstances that suggested the carrying value of goodwill related to its Brazilian telecommunications company had been impaired. These included continuing losses from operations, consistent failure to meet budgeted operating results despite the Company's attempts to improve performance and the Company's resulting decision during the second quarter of 1996 to substantially curtail its telecommunications maintenance and construction operations. As a result, the Company estimated the expected income to be derived in future periods and the expected undiscounted future cash flows of the Brazilian telecommunications company. The results indicated that goodwill would not be recovered. Accordingly, during the second quarter, the carrying value of goodwill related to this acquisition was reduced from $447,010 to zero. This charge is included in "Charges and transaction/translation losses related to Latin American operations" in the Consolidated Statement of Operations for fiscal year 1997.

11. INCOME TAXES:

An analysis of the components of income (loss) before income taxes and minority interest and the related provision (benefit) for income taxes is presented below (in thousands):

                                           1998        1997        1996
                                          ------     -------     -------

         Domestic                         $6,084      $3,304     $(3,770)
         Foreign                             453         573      (3,629)
                                          ------      ------     -------

                                          $6,537      $3,877     $(7,399)
                                          ======      ======     ========
         Provision (benefit) for
           income taxes:
           Federal
             Current                      $1,937      $    -     $     -
             Deferred                        792         657        (969)
           State
             Current                         751           -           -
             Deferred                        (75)         70        (167)
           Foreign
             Current                           -           -           -
             Deferred                          -           -         245
                                          ------      ------     -------
         Provision (benefit) for income
             taxes                        $3,405      $  727     $  (891)
                                          ======      ======     ========

Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                              1998      1997          1996
                                              ----      ----          ----
         Provision (benefit) tax at
             federal statutory rate            34%       34%          (34)%

         State income tax, net                  7         .2             4
         Non-deductible goodwill                4          4             2
         Reduction in valuation
             Allowance                          -          -            (1)

         Foreign operations, net                4        (20)           22

         Other items, net                       3        3.8             3
                                               --        ---           ---
         Effective income tax rate             52%        22%          (12)%
                                               ==        ===           ===

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                        1998           1997
                                                       ------         ------
         Deferred tax assets-
             Unrealized loss on investments            $  312         $    -
             Reserve for bad debts                          -            135
             Net operating loss carryforward                -          1,143
             Foreign tax credit carryforwards               -            424
             Other                                        747             69
                                                       ------         ------
                                                        1,059          1,771
                                                       ------         ------
         Deferred tax liabilities-
             Plant, property and equipment               (755)          (660)
             Investment in foreign subsidiaries             -           (129)
             Other                                        (39)             -
                                                       ------         ------
                                                         (794)          (789)
                                                       ------         ------
         Net deferred tax asset                        $  265         $  982
                                                       ======         ======

On October 31, 1997, the Company had Federal net operating loss carryforwards of approximately $3.3 million which were fully utilized in 1998.

12. STOCK OPTIONS:

In fiscal 1996, the Company's shareholders adopted a stock option plan for the issuance of up to 550,000 shares which included provisions for both incentive and nonqualified stock options (the Plan) and which expires on September 19, 2005. Salaried employees are eligible to receive both incentive and nonqualified stock options, except that employees of the Company may not receive incentive stock options if at the date of grant they own more than ten percent (10%) of the Company's outstanding stock, unless (i) the incentive stock options are granted at an option price at least equal to 110 percent of the fair market value of the Company's common stock at the date of grant, and (ii) the options are not exercisable after five years from the date of the grant. Grants of incentive stock options are also limited under the Plan to the extent that the aggregate fair market value at the date of grant is exercisable for the first time by an employee of the Company during any calendar year in an amount which exceeds $100,000. Nonemployee directors who do not own more than five percent (5%) of any class of the Company's outstanding stock, consultants and advisors are eligible to receive nonqualified stock options under the Plan.

The Plan specifies that all options must be granted at a price which is equal to or in excess of the fair market value of the Company's common stock, determined in accordance with the Plan (the average closing price of the Company's common stock for the ten (10) business days immediately preceding the date of grant) and are not transferable other than at the death of the optionee. Incentive stock options generally become exercisable over a three-year period in equal installments beginning in the year after the date of grant, while nonqualified stock options are exercisable, as determined by the plan administrator described below. The Plan is currently administered by the Company's Board of Directors, although the Plan provides that a committee of disinterested persons appointed by the Board of Directors may also administer the Plan.

On April 24, 1998, the shareholders increased the number of shares issuable under the Plan to 1,300,000 and made certain other amendments to the Plan which relate primarily to the issuance of restricted stock awards.

A summary of the Company's stock option activity under the Plan, and related information for the period from October 31, 1996, through October 31, 1998, follows:

                                               NUMBER OF          OPTION PRICE
                                                SHARES              PER SHARE
                                               ---------            ----------

        Options Outstanding at
          October 31, 1996                     160,000        $5.75  -  $6.875
             Grants                            323,500         6.00  -   7.813
             Exercises                         (71,740)        6.00  -   6.875
             Cancellations                     (39,320)       5.875  -   7.813

        Option Outstanding at
          October 31, 1997                     372,440         6.00  -   7.813
             Grants                            592,000         5.34  -   14.00
             Exercises                        (211,935)        5.34  -   7.813
             Cancellations                     (88,030)       6.375  -   7.813
                                              --------------------------------
        Options Outstanding at
          October 31, 1998                     664,475         6.20  -   14.00
                                              ================================

At October 31, 1998, 351,850 shares are reserved for future issuance under the Plan.

In addition, stock options have been granted to certain officers prior to the adoption of the Plan and to certain employees of the Company outside of the Plan. During fiscal 1992, an option to purchase 260,000 shares of the Company's common stock at $0.05 per share was granted to a director of the Company. In addition, in fiscal 1993, an officer was granted an option to purchase 100,000 shares of common stock at $0.50 per share and a financial consultant for the Company was granted a total of 200,000 shares at an average price of $3.38 per option, all of which were exercised prior to October 31, 1996. During fiscal 1995, options to purchase 100,000 shares at the fair market value of $4,83 per share were granted to an officer, pursuant to an employment agreement. During fiscal 1996, options to purchase 40,000 were granted to an employee at an option price of $6.44 per share, which was above the fair market value at the date of grant ($6.00). During fiscal 1998, options to purchase 160,000 shares of the Company's common stock were granted to members of the Company's Board of Directors at option prices of $6.20 or $11.9375 per share, and 150,000 options were granted to certain employees of the Company at an option price of $14.00 per share.

A summary of the Company's stock option activity outside the Plan, and related information for the period from October 31, 1996, through October 31, 1998, follows:

                                               NUMBER OF          OPTION PRICE
                                                SHARES              PER SHARE
                                               --------            -----------
        Options Outstanding at
          October 31, 1996                     300,500        $0.05  -   $6.44
             Grants                               -                  -
             Exercises                        (190,500)        0.05  -    4.83
             Cancellations                        -                  -

        Option Outstanding at
          October 31, 1997                     110,000         0.05  -    6.44
             Grants                            310,000         6.20  -   14.00
             Exercises                        (110,000)        0.05  -    6.44
             Cancellations                      -                    -
                                              --------------------------------
        Options Outstanding at
          October 31, 1998                     310,000         6.20  -   14.00
                                              ================================

The estimated average remaining life of the stock options in the Plan and outside the Plan is approximately 3.5 years and 6 years, respectively.

Subsequent to October 31, 1998, in an effort to correct certain of the actions taken by the Company's Board of Directors in order to maintain compliance with the Plan, as amended, the Board of Director's rescinded certain of the above stock option grants, or 530,000 options under the Plan and 310,000 options outside the Plan, and reissued these options at the calculated fair market value on December 31, 1998, as well as shortened certain of the expiration dates of the options. In addition, subsequent to October 31, 1998, the Board of Directors of the Company granted an additional 162,500 stock options under the Plan and 1,050,000 options outside the Plan to employees of the Company.

Compensation expense associated with options issued at an option price less than fair market value for the fiscal year ended October 31, 1998 totaled $0.1 million. For the fiscal years ended October 31, 1997 and 1996, the Company did not have any compensation expense associated with stock options.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 123 in 1995, which requires expanded disclosures of stock based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value of the equity instrument. Under SFAS No. 123, companies are permitted to continue to apply Accounting Principles Board ("APB") Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25, and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, to the extent the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following is the pro forma effect on net income and earnings per share as if the Company had adopted the expense recognition requirement of SFAS No. 123:

                                          YEAR ENDED OCTOBER 31,
                                      1998         1997         1996

Proforma net income (loss)           (7,303)       2,647       (5,760)
Proforma earnings (loss)
   Per share:
       Basic                          (0.74)         .31        (0.69)
       Diluted                        (0.74)         .31        (0.69)


13. MAJOR CUSTOMERS/CONCENTRATION OF CREDIT RISK

In fiscal years 1997 and 1996, a significant portion of the Company's business is derived from four major customers including a governmental agency, two telephone companies and an industrial manufacturer. At October 31, 1997, the Company had accounts receivable from these customers of $3,109,025 or 48% of total accounts receivable. Revenues from these customers totaled approximately $30.9 million and $22.8 million or 36% and 50% of consolidated revenues in fiscal years 1997 and 1996, respectively.

Approximately 50% of the Company's Latin American revenues are derived from one customer in Venezuela. Revenues from this customer were approximately 2% of consolidated revenues in 1997 and 4% in 1996. Accounts receivable outstanding for this customer were $0.8 million at October 31, 1997.

During fiscal year 1998, only one customer, WorldCom, accounted for ten percent or more of the Company's consolidated revenues. Revenues from WorldCom during the fiscal year ended October 31, 1998 totaled approximately $30.3 million, and receivables from WorldCom at October 31, 1998 totaled $11.8 million.

14. RELATED-PARTY TRANSACTIONS:

In conjunction with certain finders fees associated with the acquisition of MFSNT, the Company entered into three-year, 10 percent note for $1.3 million with a third party who subsequently became a member of the Company's Board of Directors. At October 31, 1998, the outstanding balance of this note was $1.1 million and is reflected in accrued liabilities in the accompanying consolidated balance sheet.

At various times in the past, certain of the Company's directors have loaned the Company money for a variety of purposes. Generally these loans are unsecured at market rates of interest. Other than the note described above, there were no notes to directors at October 31, 1998 and $0.9 million outstanding under such notes at October 31, 1997.

In November 1997, a subsidiary of the Company assumed the obligations of Ten-Ray Utility Construction, Inc. ("Ten-Ray"), a North Carolina corporation, as contractor under two network construction contracts and paid the costs Ten-Ray had accrued under the contracts of approximately $0.1 million. On January 30, 1998, the Company purchased from Ten-Ray certain construction equipment used in connection with the contracts. The purchase price for the equipment was the satisfaction of Ten-Ray's bank loans secured by the equipment in the amount of $0.3 million, including principal and interest, which in the opinion of the executives of the subsidiary was not more than the fair market value of the equipment and at the time of this transaction. The Company's Chief Financial Officer, beneficially owned approximately 7.7 percent of the voting stock of Ten-Ray and had personally guaranteed the equipment loans to the bank.

15. INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION:

The Company currently operates primarily in two industry segments: network services and transportation services. Transportation services are conducted primarily in the United States with small projects in South America, Canada and Asia, while telecommunication network services are conducted both in the United States and Latin America. Revenues, income (loss) from operations, identifiable assets, capital expenditures, and depreciation and amortization pertaining to the industries and geographic areas in which the Company operates are presented below (in thousands):


        INDUSTRY SEGMENTS                             1998           1997            1996
        -----------------                             ----           ----            ----

        Sales to unaffiliated customers:
            Transportation services                $ 84,022        $46,795         $22,661
            Network services                        133,459         39,539          26,245
                                                   --------        -------         -------
        Total                                      $217,481        $86,334         $48,906
                                                   ========        =======         =======

        Income (loss) from operations:
            Transportation services                $  8,220         $3,772         $(3,454)
            Network services                          3,189          1,069          (2,833)
                                                   --------        -------         -------
        Total                                      $ 11,409         $4,841         $(6,287)
                                                   ========        =======         =======
        Identifiable assets:
           Transportation services                 $ 85,373        $28,884         $25,099
           Network services                         205,387         21,462          13,820
                                                   --------        -------         -------
        Total                                      $290,760        $50,346         $38,919
                                                   ========        =======         =======
        Capital expenditures:
            Transportation services                $  5,753         $1,635          $1,275
            Network services                          7,778          2,851           2,216
                                                   --------        -------          ------
        Total                                      $ 13,531         $4,487          $3,491
                                                   ========         ======          ======
        Depreciation and amortization:
            Transportation services                $  2,398         $1,710          $1,229
            Network services                          4,240          2,821           1,521
                                                   --------        -------          ------
        Total                                      $  6,638         $4,532          $2,750
                                                   ========         ======          ======
        GEOGRAPHIC AREAS

        Revenues:
          United States                            $212,152        $82,171         $45,160
          Latin America                               5,329          4,163           3,746
                                                   --------        -------         -------
        Total                                      $217,481        $86,334         $48,906
                                                   ========        =======         =======
        Income (loss) from operations:
          United States                            $ 11,310        $ 4,824         $(2,073)
          Latin America                                  99             17          (4,214)
                                                   --------        -------        --------
        Total                                      $ 11,409        $ 4,841         $(6,287)
                                                   ========        =======        ========

        Identifiable assets:
          United States                            $287,589        $47,781         $36,410
          Latin America                               3,191          2,565           2,509
                                                   --------        -------         -------
        Total                                      $290,760        $50,346         $38,919
                                                   ========        =======         =======

16. QUARTERLY FINANCIAL DATA (UNAUDITED):

(Amounts in thousands, except per share amounts)


                                               FIRST    SECOND     THIRD     FOURTH
                                              QUARTER   QUARTER   QUARTER    QUARTER
                                              ------    -------   -------    -------
         1998(1)

         Revenues                              $22,268  $34,552    $58,305   $102,356
         Operating income (loss)                (1,261)   2,083      4,032      5,156
         Net income (loss)                        (927)     867        790      1,785
         Income (loss) applicable to
            common stock                        (1,081)     838     (7,186)     1,589

         1997(2)

         Revenues                              $18,326  $20,871    $21,984    $25,153
         Operating income (loss)                 1,142    1,785      1,024        888
         Net income (loss)                         505      851        932        567
         Income (loss) applicable to
            common stock                           470      337        491         33

-----------
(1) Quarterly amounts have been adjusted from amounts previously reported by the Company in their quarterly filings with the SEC for adjustments related to
    a) the beneficial conversion feature associated with the Series B Preferred Stock; b) the recognition of certain contract revenues; and c) several adjustments for depreciation and miscellaneous accruals.

(2) Certain adjustments were made in the fourth quarter of 1997 which included a reduction in reserves associated with litigation between the Company and former owners of TSCI of $0.2 million.

The previously reported financial data are as follows (amounts in thousands):

                                       FIRST      SECOND      THIRD
                                      QUARTER    QUARTER     QUARTER
                                      -------    -------     -------
          1998
          ----
          Revenues                    $22,268     $34,552    $57,705
          Operating income (loss)        (776)      3,725      4,763
          Net income (loss)              (670)      1,835      1,464
          Income (loss) applicable
            to common stock              (824)      1,792        824

17. SUBSEQUENT EVENT:

Subsequent to October 31, 1998, WorldCom advanced the Company $32.0 million for purposes of arranging the purchase of 2,785 shares, or approximately 78%, of the Series B Preferred Stock and the purchase of the outstanding $10.0 million of Senior Subordinated Notes. The advance accrues interest at 11.5% and is repayable on the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Subordinated Notes.

In connection with these transactions, the Company expects to recognize an extraordinary loss on the purchase of the Senior Subordinated Notes of approximately $3.3 million and a reduction in income applicable to common stock of approximately $10.0 million on the purchase of the Series B Preferred Stock.

In addition, the Company agreed to modify the terms of the existing Series B Preferred Stock conversion and warrant agreements which may have a significant effect on the underlying value of these securities and result in a material change to income applicable to common stock.

WorldCom also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement. These additional advances accrue interest at 11.5% and are repayable to WorldCom on October 31, 2000.

Had these transactions occurred in fiscal year 1998, convertible preferred stock and selected component of shareholders' equity at October 31, 1998 would have been as follows (in thousands):

                                       AS REPORTED         PRO FORMA
                                       -----------         ---------

Convertible Preferred Stock              $11,325            $  2,475
Additional paid-in apital                 40,564              50,564
Retained deficit                          (5,698)            (24,998)
Total shareholders' equity                40,217              30,917

Additionally, had the transaction occurred in fiscal year 1998, basic earnings per share would have been reduced by $1.95 per common share.

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                   Years ended October 31, 1998, 1997 and 1996

                                                 BALANCE AT                      CHARGED TO                      BALANCE AT
                                                 BEGINNING                       COSTS AND                         END OF
                                                 OF PERIOD      ACQUISITIONS      EXPENSES      DEDUCTIONS         PERIOD
                                              ---------------  --------------  -------------  --------------   --------------
Allowance for doubtful accounts:
October 31, 1998                                  $   686         $    75         $   782         $   677          $   866
October 31, 1997                                      828               -             160             302              686
October 31, 1996                                      536               2             746             456              828

Restructuring charges:
October 31, 1998                                        -           2,227               -           1,720              507
October 31, 1997                                        -               -               -               -                -
October 31, 1996                                        -               -               -               -                -

Reserves for litigation and claims
October 31, 1998                                                    5,000                             986            4,014

Reserves for losses on uncompleted contracts
October 31, 1998                                                   40,500                          15,110           25,390

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
--------          -----------

 2.5.1.3 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated January 26, 1999

 2.5.2.1 11.5% Promissory Note between Able Telcom Holding Corp. and WorldCom Network Services, Inc. dated as of September 1, 1998

 2.5.7 Modification to Stock Option Agreement between the Company and WorldCom, Inc. dated January 8, 1999

 2.5.8 Agreement to Enter Into Stock Appreciation Rights Agreement between the Company and WorldCom, Inc. dated January 8, 1999

 2.5.9            Financing Agreement between WorldCom Network Services, Inc.
                  and Able Telcom Holding Corp. dated February 16, 1999

 4.13 Preferred Stock Purchase Agreement by and among Able Telcom Holding Corp. RGC International Investors, LDC, and Cotton Communications, Inc. dated February 17, 1999

 4.14 Warrant Amendment between Able Telcom Holding Corp. and Purchasers (as defined) dated February 17, 1999

10.33             Employment Agreement with Billy V Ray, Jr., dated October 1,
                  1998

10.36             Employment Agreement with G. Vance Cartee, dated January 4,
                  1999

10.37             Employment Agreement with Edward Pollock, dated January 1,
                  1999

10.38             Employment Agreement with Frazier L. Gaines, dated November
                  12, 1998

10.39             Employment Agreement with Gideon D. Taylor, dated December 7,
                  1998

10.40             Employment Agreement with Rick Boyle, dated April 1, 1998

10.41 Financing Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (without exhibits)

10.42 11.5% Non-Recourse Promissory Note between Cotton Communications, Inc. and Able Telcom Holding Corp. dated February 17, 1999

10.43 Stock Pledge Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999

23.1              Consent of Ernst & Young

27                Financial Data Schedule