Form 10-K/A
period 1998-10-31
ABLE TELCOM HOLDING CORP
filed 1999-03-01
CIK 826411

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to amend and restate the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 in its entirety, including by filing information responsive to Part III of Form 10-K in that the Registrant does not anticipate filing definitive proxy material within 120 days of the end of its fiscal year. The Registrant has refiled all exhibits previously filed with its Form 10-K for the fiscal year ended October 31, 1998 and has included additional exhibits not previously filed.

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-K/A


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


In the discussion below regarding the Company's business, any statement of its future expectations, including without limitation, future revenues and earnings, plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the past financial performance of recent acquisitions and the Company's strategic plans. The Company knows of no presently existing factors that would cause the Company's revenues to decrease from historical levels. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's reliance on third parties to complete the transactions contemplated by the Company, the Company's degree of financial leverage, risks associated with debt services requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulations risks including the impact of the Telecom Act, contingent liabilities and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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


Substantially all of the Company's assets and operations are held by or conducted through domestic and foreign subsidiaries. Each of TSCI, Connell, GEC, Dial, Patton Management Corporation and MFS Network Technologies ("MFSNT") (See "Fiscal Year 1998 and Recent Developments") continue to operate as wholly-owned subsidiaries of the Company.

FISCAL YEAR 1998 AND RECENT DEVELOPMENTS

MFSNT ACQUISITION. On July 2, 1998, the Company acquired the network construction and transportation systems business of MFS Network Technologies, Inc. ("MFSNT") from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement, which agreement was subsequently amended on January 26, 1999 (as amended, the "September Agreement"). The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million comprised of a $58.8 million contract price, costs associated with the acquisition and the value attributed to options and equity awards described below. $38.8 million of the purchase price was paid in cash and the remainder was paid by the issuance of a promissory note as described below (the "WorldCom Note"). The MFSNT purchase price is subject to additional amounts payable as contingent consideration on December 29, 2000, which relate to the resolution of certain pre-acquisition contingencies for pending litigation, claims, assessments and losses on certain projects.

In conjunction with the acquisition of MFSNT, the Company granted an option to WorldCom (the "WorldCom Option") to purchase up to 2,000,000 shares of the Company's common stock, at an exercise price of $7.00 per share, but subject to a 1,817,941 share limitation, and the right to receive upon satisfaction of certain conditions phantom stock awards (the "Phantom Stock Awards") equivalent to 600,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option. The WorldCom Phantom Stock Awards are exercisable only on the following three days: July 2, 1999, July 2, 2000, or July 2, 2001. WorldCom will be entitled to receive any appreciation of the Common Stock over a base price of $5 3/32 per share, but in no event shall the maximum payment exceed $25.00 per share. The fair values of the WorldCom Option and Phantom Stock Awards were estimated at the date of grant at $3.5 million and $0.6 million, respectively, and are included as a component of the total consideration paid for the acquisition of MFSNT.



On January 8, 1999, the Company and WorldCom entered into a modification to the WorldCom Option (the "WorldCom Modification") which modified the WorldCom Option into a stock appreciation right (an "SAR") unless and until such time as shareholder approval is obtained by the Company (if ever), pursuant to the Nasdaq Stock Market, Inc. ("Nasdaq") Marketplace Rule 4460(i)(1)(C) ("Rule 4460(i)(1)(C)"), to approve the issuance of 20% or more of the Common Stock in connection with the MFSNT Acquisition. Rule 4460(i)(1)(C) addresses the issuance of securities in connection with the acquisition of stock or assets of another company if, due to the present or potential issuance of common stock, or securities convertible into or exercisable for common stock, the aggregate number of shares of common stock which may be issued is or may be equal to or in excess of 20% of the number of shares of common stock outstanding before the issuance of the stock or securities.

Under the WorldCom Modification, WorldCom is entitled to participate in an increase in the value of an aggregate of 2,000,000 shares of Common Stock. For each SAR exercised, WorldCom is entitled to receive an amount equal to the excess of the fair market value of the Common Stock as of the applicable exercise date over $7.00 (the "Appreciation Amount"). The Appreciation Amount will be paid in cash within fifteen days of receipt of an exercise notice; provided, however, that to the extent that the Company would be required to pay in excess of $10 million in any twelve month period as a result of any exercises of any SARs, then the amount of such excess shall be represented by a promissory note with quarterly payments amortized ratably over a period of six months at 10% per annum. The exercise period for the SAR grants commences on the earlier of: (i) one (1) business day after the date upon which the potential issuance of Common Stock under this Agreement is voted upon by the shareholders of the Company and (ii) May 1, 1999 (the "Commencement Date"), and ending on January 2, 2002. Payment of any SARs in cash only could materially and adversely affect the Company's cash flow because (i) of the short time frame to pay for any SARs exercised (between 15 and 30 days from the date notice is received by the Company), and (ii) the payment owed could be a signiificant amount depending on the number of SARs exercised and the then fair market value of the Company's Common Stock.

The Company intends to submit a proposal to the Company's shareholders at the 1998 Annual Meeting of Shareholders to approve the issuance of more than 20% of the outstanding Common Stock in connection with the MFSNT acquisition. If the Company's shareholders approve such issuance (taking into account the issuances pursuant to the Series B Offering, the WorldCom Equity Award, and the WorldCom Options), as described below, the SAR grant automatically reverts back to the WorldCom Option and the holder will have the right to purchase an aggregate of 2,000,000 shares of Common Stock at $7.00 per share through Januay 2, 2002.

As of January 26, 1999, approximately $30.0 million of principal and approximately $1.4 million of accrued and unpaid interest were outstanding under the WorldCom Note. The Company must repay the WorldCom Note in full on December 15, 2000. The WorldCom Note is dated September 1, 1998 and bears interest at 11.5% per year, payable every three months commencing February 28, 1999. The principal amount of the WorldCom Note is to be prepaid in part by applying a portion of certain fees (i) due to the Company by WorldCom and (ii) received by the Company in connection with the sale and installation of certain conduit projects. The Company pledged all of the shares of capital stock in MFSNT to WorldCom and MFSCC to secure its obligations under the WorldCom Note. Other than the pledge of the Company's stock in MFSNT, the obligations under the WorldCom Note are junior to those under the Secured Credit Facility (as defined below) and the Company's 12% Senior Subordinated Notes originally due January 6, 2005 (the "Senior Notes"). If the Company defaults on the obligations under the WorldCom Note, it is expected that WorldCom will be able to do any or all of the following:


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


As part of the MFSNT acquisition, the Company, WorldCom Network and MFSNT entered into a Master Services Agreement, the "WorldCom Master Services Agreement," pursuant to which the Company has agreed to provide telecommunication infrastructure services to WorldCom Network on a cost-plus 12% basis for a minimum of $40 million per year, and the aggregate sum payable to the Company for the five-year contract is guaranteed to be no less than $325.0 million, subject to certain adjustments if the Company defaults on the WorldCom Note. To achieve these established minimums, WorldCom Network has agreed to award the Company at least 75% of all WorldCom Network's outside plant work related to its local network projects up to $500 million and the Company has agreed to accept and perform work orders from WorldCom Network for as much as $130 million of services during each year of the five-year contract. The Company has also agreed that WorldCom Network will have met all of its commitments to the Company, to the extent that payments made to the Company reach an aggregate of $500 million at any time during the five-year term of the contract.

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


ACQUISITION OF COMSAT CONTRACTS. On February 25, 1998, the Company, through a wholly owned subsidiary, GEC, acquired 12 contracts ("COMSAT Contracts") with the Texas Department of Transportation from CRSI Acquisition Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts are for the installation of intelligent traffic management systems and the design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, GEC received consideration from COMSAT of approximately $15.0 million.


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


SENIOR NOTES

Effective January 6, 1998, the Company issued $10.0 million of unsecured 12 percent Senior Notes originally due January 6, 2005 with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share, which were valued at approximately $1.2 million. The agreement pursuant to which the Senior Notes were issued, contains covenants which require, among other things, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. At October 31, 1998, the Company was in violation of certain of the covenants and other terms in the Senior Note agreement, the maturity date of which had been reduced first to August 31, 1998 and subsequently to November 30, 1998. These Senior Notes were purchased from the holder of these notes subsequent to October 31, 1998, which will be accounted for by the Company as a redemption. See "Sale of Senior Notes and Series B Preferred Stock."

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


SERIES B PREFERRED STOCK

Effective June 30, 1998 (the "Closing"), the Company completed a private offering (the "Offering") of 4,000 shares of $0.10 par value, nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Stock") which bear annual dividends of 4 percent, and warrants to purchase 1,000,000 shares of the Company's common stock at $19.80 per share for a period of five years from the date of grant (the "Warrants"). Net proceeds from the Offering totaled $18.1 million. In general, the conversion amount of each share of Series B Preferred Stock is convertible into shares of the Company's common stock commencing on June 30, 1998, at 97 percent of the lesser of the (i) average of the low trading prices for any three days during the twenty-two (22) trading days immediately preceding the conversion date, or (ii) the low trading price on the day immediately preceding the conversion date, subject to a minimum equal to 95 percent of such conversion price. The conversion amount of each share of Series B Preferred Stock is equal to $5,000 plus any unpaid dividends thereon. Unless waived by a holder on not less than 61 days prior written notice, no holder may convert an amount which would result in such holders and its affiliates' beneficial ownership exceeding 4.99 percent of the then outstanding common stock of the Company.

Of the $18.1 million of proceeds, $5.4 million was assigned to the value of the warrants and $12.7 million was assigned as the Series B Preferred Stock. The warrants are exercisable for a five-year period commencing June 30, 1998. In addition, approximately $7.9 million was assigned to the beneficial conversion privilege and has been reflected as a reduction in income available to common stock for the fiscal year ended October 31, 1998.

The Warrants, which are generally exercisable through June 30, 2003, may be exercised, in whole or in part, on a "cashless" basis. Subject to certain adjustments, the Company may, at its option, repurchase the Warrants at a purchase price per share of (a) $35.00 multiplied by (b) the number of Warrant shares remaining exercisable, subject to adjustment.

The Company granted the holders of the Series B Preferred Stock and the Warrants (the "Series B Securities") certain rights to cause the Company to register the Common Stock underlying the Series B Securities. Under certain circumstances, including if the registration statement that includes the shares of common stock to be issued upon conversion of the Series B Securities is not declared effective by December 27, 1998, or if the Company is delisted under certain circumstances from any securities exchange, or any representation or warranty made by the Company to holders of the Series B Securities was not true, then the holders of the Series B Securities, in whole or part, have the option to require the Company to redeem their securities at premium prices. Furthermore, so long as any of the Series B Securities is outstanding, the Company is prohibited from declaring or paying any dividends (other than to holders of Series B Preferred Stock) or purchasing any of the Company's equity securities.

The Company filed a registration statement with the Securities and Exchange Commission on October 22, 1998 to register the common stock underlying the Series B Securities. The Company was not able to have a registration statement declared effective by December 27, 1998. The holders of the Series B Preferred Stock subsequently notified the Company to redeem the shares of Preferred Stock. As a result of discussion between the holders of the Series B Preferred Stock, the Company and a third party, the redemption notice was deferred from time to time and in connection with the sale of a portion of the Series B Preferred Stock, has been withdrawn. To the extent the holders of the Series B Securities again become entitled to exercise a redemption right and seek to require the redemption of their shares, such exercise could materially increase the Company's cash requirements, would likely result in a default under the terms of the Secured Credit Facility and, to the extent replacement financing is not available on commercially reasonable terms (if at all), would likely have a material adverse impact on the Company.

On February 17, 1999, a related entity purchased an aggregate of approximately 78 percent of the currently outstanding Series B Preferred Stock. The purchaser did not acquire the Series B Preferred Stock Warrants. See "Sale of Senior Notes and Series B Preferred Stock."

As of October 31, 1998, 436 shares of the Series B Preferred Stock were converted into 1,007,927 shares of common stock at a price of $2.17 per share.


SALE OF SENIOR NOTES AND SERIES B PREFERRED STOCK


Subsequent to October 31, 1998, WorldCom advanced the Company $32.0 million for purposes of facilitating the purchase of 2,785 shares, or approximately 78 percent, of the Series B Preferred Stock and the purchase of the outstanding $10.0 million principal amount of Senior Notes. The advance accrues interest at
11.5 percent and is repayable on the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Subordinated Notes.

In connection with these transactions and as a result of the loan of the WorldCom funds to the Purchaser, as explained below, the Company expects to recognize an extraordinary loss in the second quarter of fiscal year 1999 on the purchase of the Senior Notes of approximately $3.3 million and a reduction in income applicable to common stock of approximately $10.0 million on the purchase of the Series B Preferred Stock.

In addition, the Company agreed to modify the terms of the existing Series B Preferred Stock conversion and warrant agreements, as explained below, which will result in a reduction in income applicable to common stock of approximately $6.0 million during the second quarter of fiscal year 1999.

WorldCom also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement. These additional advances accrue interest at 11.5 percent and are repayable to WorldCom on October 31, 2000.

The funds advanced by WorldCom were loaned by the Company to Cotton Communications, Inc. (the "Purchaser"), which may be deemed an affiliate of the Company, and on February 17, 1999, the holders of all of the Senior Notes and the holders of 78 percent of the Series B Preferred Stock transferred their holdings to the Purchaser. In connection with the transfer of the Senior Notes and the Series B Preferred Stock, the Purchaser and the remaining holders of the Series B Preferred Stock agreed to either waive all outstanding defaults under such securities or refrain from exercising any remedies with respect to any such outstanding defaults for a period of 90 days from February 17, 1999. During such period of time, the Company has agreed to use its best efforts to have declared effective a registration statement covering the resale of shares of common stock underlying the Series B Preferred Stock and the Warrants.

The Purchaser also agreed (i) not to exercise any default remedy until March 1, 2000, (ii) to extend the maturity date of the Senior Notes until March 1, 2000 and (iii) to establish a floor conversion price of $8.25 per share applicable in all circumstances for all shares of Series B Preferred Stock held by the Purchaser. In exchange for these additional agreements, the Company agreed to reduce the conversion price of any Warrants subsequently purchased by the Purchaser from the current holders thereof upon such purchase to a price per share equal to the lesser of: (i) 85 percent of the closing price of the Company's common stock on the date prior to such purchase or (ii) a price per share equal to such closing price minus $3.00.

In connection with the sale of the Series B Preferred Stock, the Company agreed with the original holders thereof to certain modifications in the conversion price of the related warrants. The conversion price of (i) warrants to purchase a total of 375,000 shares of the Company's common stock has been reduced to $13.25 per share and (ii) warrants to purchase a total of 625,000 shares of common stock has been reduced to $13.50 per share.


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


COMMUNICATIONS DEVELOPMENT GROUP. The Company's Communications Development Group operates in Latin America, primarily Venezuela. These activities consist of management of the joint venture arrangements, which were formed to provide telecommunication installation and maintenance services to privatized local phone companies. These joint ventures are in the form of subsidiaries in which the Company has an 80% voting and ownership interest and a 50% share of profits and losses. In 1996, the Company expanded its communication development activities to include the marketing to Latin American telephone companies of NeuroLAMA, an internally developed proprietary telephone call record and data collection system. Significant capital expenditures will be required to install NeuroLAMA in South America. During fiscal years 1998, 1997 and 1996, the Company's Latin American operations accounted for 2%, 5% and 8% of the Company's revenues on a consolidated basis, respectively.

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



        INDUSTRY SEGMENTS                             1998           1997            1996
                                                   --------        -------         -------
        Sales to unaffiliated customers:
            Transportation services                $ 84,022        $46,795         $22,661
            Network services                        133,459         39,539          26,245
                                                   --------        -------         -------
        Total                                      $217,481        $86,334         $48,906
                                                   ========        =======         =======

        Income (loss) from operations:
            Transportation services                $  8,220         $3,772         $(3,454)
            Network services                          3,189          1,069          (2,833)
                                                   --------        -------         -------
        Total                                      $ 11,409         $4,841         $(6,287)
                                                   ========        =======         =======
        Identifiable assets:
           Transportation services                 $ 88,340        $28,884         $25,099
           Network services                         202,420         21,462          13,820
                                                   --------        -------         -------
        Total                                      $290,760        $50,346         $38,919
                                                   ========        =======         =======
        Capital expenditures:
            Transportation services                $  3,238         $1,635          $1,275
            Network services                          6,728          2,852           2,216
                                                   --------        -------          ------
        Total                                      $  9,966         $4,487          $3,491
                                                   ========         ======          ======
        Depreciation and amortization:
            Transportation services                $  2,824         $1,710          $1,229
            Network services                          4,776          2,822           1,521
                                                   --------        -------          ------
        Total                                      $  7,600         $4,532          $2,750
                                                   ========         ======          ======
        GEOGRAPHIC AREAS

        Revenues:
          United States                            $212,152        $82,171         $45,160
          Latin America                               5,329          4,163           3,746
                                                   --------        -------         -------
        Total                                      $217,481        $86,334         $48,906
                                                   ========        =======         =======
        Income (loss) from operations:
          United States                            $ 11,310        $ 4,824         $(2,073)
          Latin America                                  99             17          (4,214)
                                                   --------        -------        --------
        Total                                      $ 11,409        $ 4,841         $(6,287)
                                                   ========        =======        ========

        Identifiable assets:
          United States                            $287,569        $47,781         $36,410
          Latin America                               3,191          2,565           2,509
                                                   --------        -------         -------
        Total                                      $290,760        $50,346         $38,919
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


The Company derived approximately 29% of its total revenues for the fiscal year ended October 31, 1998 from contracts with state and local governments. No individual government customer accounted for more than 6% of the Company's total consolidated revenues. Government business is, in general, subject to special risks, such as delays in funding, termination of contracts or subcontracts for the convenience of the government or for the default by a contractor, reduction or modification or contracts or subcontracts, changes in governmental policies, and the imposition of budgetary constraints. The Company's contracts with governmental agencies provide specifically that such contracts are cancelable for the convenience of the government. Historically, the Company has not experienced cancellations or renegotiations of its contracts in any material amounts.

Contract duration is dependent on the size and scope of the project but typically is from six to nine months. Contracts generally set forth date-specific milestones and provide for severe liquidated damages for failure to meet the milestone by the specified dates. At January 31, 1999, the Company has one contract for which it is subject to liquidated damages at a rate of $25,000 per day associated with obtaining an extension of time for completing a phase of the project. Company management anticipates that this default will be cured no later than March 31, 1999, resulting in total liquidated damages associated with the violation of approximately $1.5 million.

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

LEGAL PROCEEDINGS


On May 21, 1998 SIRIT Technologies, Inc., ("SIRIT") filed a lawsuit in the United States District Court for the Southern District of Florida, against the Company and Thomas M. Davidson, who has since become a member of the Company's Board of Directors. SIRIT asserts claims against the Company for tortuous interference, fradulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of MFSNT and seeks injunction relief and compensatory damages in excess of $100.0 million. At present, the parties are conducting discovery in this case. The Company is vigorously defending the action and will continue to do so. The Company does not believe that SIRIT's claims are well-founded.

On or about September 10, 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and former officers Gideon Taylor, Frazier L. Gaines, Jesus Dominguez, and Mark A. Shain (collectively, the "Defendants"). At or near that time, five additional plaintiffs filed substantially similar lawsuits. By order dated December 30, 1998, all of these cases have been consolidated with the SFCS case. Plaintiffs have not yet filed their consolidated amended complaint. The Company expects the consolidated amended complaint will be substantially similar to that filed by SFCS, and will assert claims under the Federal Securities Laws against the Company and certain of its former officers alleging that the Defendants caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. Additionally, plaintiffs are expected to seek certification of a class action on behalf of all similarly situated investors and seek unspecified damages and attorneys' fees. Management is currently assessing the allegations set forth in the lawsuits and the Company intends to vigorously defend this matter.

The Company is aware that an additional shareholder lawsuit has been filed. To date, this lawsuit has not been served on the Defendants. The allegations in this lawsuit appear to be based on the same facts and circumstances as those set forth in the SFCS lawsuit. The Company is currently assessing the allegations in this lawsuit and intends to defend this matter vigorously when and if the Defendants are served.


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


Pursuant to the original terms of the Series B Offering, holders of the Series B Preferred Stock have the right to convert their shares at any time into shares of Common Stock at a conversion rate equal to 97% of the "market value" of the Common Stock (the "Conversion Rate"). However, each holder of the Series B Preferred Stock has agreed that it will convert its shares of Series B Preferred Stock into Common Stock only to the extent that, after the conversion, the holder and its affiliates would beneficially own 4.99% or less of the Common Stock. This limitation may be waived, however, upon 61 days prior written notice, at which time the Company may be required to seek shareholder approval to issue additional shares of Common Stock, as required by certain rules and regulations, including The Nasdaq Stock Market, Inc. Marketplace Rule 4460(i). For these purposes, "market value" equals the lesser of: (i) the average of the lowest intraday trading price of the Common Stock for any three trading days within the 22 trading days prior to the date of conversion; or (ii) the lowest intraday trading price of the Common Stock on the trading day immediately prior to the date of conversion; however, this latter amount cannot be less than 95% of the lowest intraday trading price of the Common Stock on the date of conversion. The Conversion Rate may be further reduced to the extent the Company does not meet certain requirements or is in default of certain terms of the agreements evidencing the Series B Offering. See "Item 1. Business - Series B Preferred Stock and - Sale of Senior Notes and Series B Preferred Stock."


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



                                    YEARS ENDED OCTOBER 31,
                      (in thousands, except share and per share amounts)

                                                   1998           1997        1996       1995      1994
Revenues                                           $217,481     $86,334     $48,906    $35,408    $25,784
Net income (loss)                                     2,514       2,857      (5,910)      (281)       946

Average shares outstanding                            9,907       8,505       8,361      8,284      7,736
Income (loss) per share
from operations - basic and diluted                    (.59)        .16       (.71)      (.03)        .12

Current assets                                      185,822     27,010       21,449     18,573     18,635
Current liabilities                                 160,434     12,969       17,155     11,175      9,942

Property and equipment, net                          32,074     13,114       10,667      6,120      5,314
Total assets                                        290,760     50,346       38,919     32,482     36,604
Long-term debt                                       91,094     17,294       10,115      5,255      8,293
Shareholders equity                                  40,217     15,247       11,598     17,467     15,832


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

OVERVIEW


The Company specializes in the design, installation, maintenance, and system integration services for advanced voice, data and video communication networks which includes services within the telecommunication infrastructure, traffic management systems, automated manufacturing systems and utility network areas. Currently, the Company conducts business through three operating groups: The Network Services Group, The Transportation Services Group, and The Communications Development Group.


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


The following table sets forth, for the years ended October 31, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues:

                             YEAR ENDED OCTOBER 31,

                                               1998          1997        1996
                                               ----          ----        ----
Revenues:                                     100.00%       100.00%     100.00%
Cost of revenues........................       82.54         78.95       82.78
General and administrative..............        8.59         10.17       17.18
Depreciation and amortization...........        3.49          5.25        5.62
Income (loss) from operations...........        5.25          5.60      (12.85)
Other expenses, net.....................        2.24          1.12        2.27

Net income (loss).......................        1.16          3.31      (12.08)

         The Company's results of operations reflect the operating results of MFSNT and other acquired businesses only from the respective dates of acquisition. Accordingly, the Company's results are not necessarily comparable on a period-to-period basis. As a result of these acquisitions, the results of Latin American operations for the fiscal year ended October 31, 1998 are no longer significant to the consolidated results of operations.

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


REVENUES. For the fiscal year ended December 31, 1998 revenues increased $131.2 million, from $86.3 million through October 31, 1997 to $217.5 million, for the fiscal year ended October 31, 1998. This increase in revenues is due primarily to growth in the Company's operations through the acquisition of MFSNT in the third quarter and the acquisition of Patton and the COMSAT Contracts in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industry. For the fiscal year ended October 31, 1998, revenues increased approximately $87.0 million, $17.6 million and $17.4 million related to the acquisition of MFSNT, COMSAT and Patton respectively.



COST OF REVENUES. For the fiscal year ended October 31, 1998 and 1997, cost of revenues as a percentage of revenues increased from 78.95% to 82.54%. The increase was due to increased costs related to the Network Services Group resulting from tighter margins and competition in the telecommunications industry, as well as inclement weather which restricted some work during the winter months and extended completion dates into later periods, offset by decreased costs as a result of COMSAT Contracts included in the Transportation Services Group's operations.


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


INCOME FROM OPERATIONS. For the fiscal year ended October 31, 1998, income from operations was $11.4 million compared to $4.8 million for the same period in the prior year, primarily as a result of the Company's growth through acquisitions.


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

NET INCOME. For the fiscal year ended October 31, 1998, net income was $2.5 million compared to net income of $2.9 million for the comparable period in 1997 for the reasons described above. For the year ended October 31, 1998, the loss applicable to common stock of $(5.8) million, or $(0.59) per share, is a result of an $8.0 million charge associated with the beneficial conversion privileges on the Series B Preferred Stock, other non-recurring adjustments associated with the Company's obtaining financing for a portion of the purchase price of MFSNT and preferred stock dividends. For the year ended October 31, 1997, income applicable to common stock was $1.3 million, or $0.16 per share.


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


OTHER (INCOME) EXPENSE, NET. Other (income) expense, net decreased to $1.0 million in 1997 from $1.1 million in 1996. These changes reflect the $.3 million non-cash charge for compensation recognized on stock options granted to certain officers and directors at a discount to market during the year ended October 31, 1997. Additional income and expense items for fiscal year 1997 include a reduction in reserves for settlement of litigation of $.5 million and interest and dividend income of $.4 million.


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


Revenues and net income (loss) pertaining to Latin American operations are presented below for the years ended October 31, 1997 and 1996:



                                       1997             1996
                                  -------------   ---------------
   Revenues ...................    $4,163,317      $  3,745,858
   Net income (loss) ..........        16,556        (3,628,503)


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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, cash and cash equivalents totaled $13.5 million, which represents an increase of approximately $7.3 million from October 31, 1997. Cash provided by operating activities of approximately $6.9 million is a result of net income of $2.5 million, increased primarily by non-cash charges relating to depreciation, amortization, deferred income taxes and minority interest of approximately $8.9 million, decreases in receivables, inventory, other current assets and other assets of approximately $6.3 million and increases in accounts payable, accrued expenses, billings in excess of costs and estimated profits on uncommitted contracts and other liabilities of approximately $5.6 million due to the reduction of cash payments associated with operations, offset by an increase in costs and profit in excess of billings on uncompleted contracts related to work acquired in connection with the MFSNT acquisition of approximately $17.0 million.

Cash used in investing activities of $14.0 million is due to capital expenditures of approximately $10.0 million made in order to support increased operations as well as the replacement of existing equipment and approximately $4.0 million in net expenditures for the acquisitions of businesses during the fiscal year ended October 31, 1998.

Cash provided by financing activities of $14.3 million is a result of borrowings under various financing sources of approximately $70.5 million used to fund acquisitions and operations of the Company, net proceeds from the issuance of the Series B Preferred Stock of approximately $18.1 million and approximately $2.1 million in proceeds from the exercise of stock options, offset by repayments of debt and other borrowings of approximately $74.4 million, of which $38.8 million relates to payments made for the acquisition of MFSNT, and other items.

In February 1999, WorldCom advanced the Company $32.0 million for the purposes of arranging the purchase of 2,785 shares, or approximately 78% of the Series B Preferred Stock and the purchase of the outstanding $10.0 million of Senior Notes. This advance is due the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Subordinated Notes.

In connection with this advance, the Company expects to recognize an extraordinary loss on the purchase of the Senior Notes of approximately $3.3 million and a reduction in the income applicable to common stock of approximately $10.0 million related to the purchase of the Series B Preferred Stock. In addition, the Company agreed to modify the terms of the existing Series B Preferred Stock conversion and warrant agreements which may have a significant effect on the underlying value of these securities and result in a material charge to income applicable to common stock in 1999.


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


The Company believes that it has available cash, from operations as well as from the additional advance available from WorldCom described above, sufficient to meet the Company's operating and capital requirements for the next twelve months. Nonetheless, pursuant to the terms of the documents relating to the Series B Preferred Stock, under certain circumstances, including without limitation, if the registration statement that includes the shares of common stock underlying the Series B Securities is not declared effective on or before May 18, 1999, the Company is delisted under certain circumstances from any securities exchange, or any representation or warranty by the Company to the holders is not true and correct, then the holders of certain outstanding shares of Series B Preferred Stock, in whole or in part, have the option to require the Company to redeem their securities at premium prices. Although the Company intends to use its best efforts to comply with the provisions in the documents relating to the Series B Preferred Stock, the failure of which would provide the holder the right to exercise such redemption option, there can be no assurance that the Company will be able to do so, in part, because certain of such matters are dependent upon the efforts or approval of others (such as the Securities and Exchange Commission with respect to the effectiveness of the aforementioned registration statement). In addition, there can be no assurance that the Company will not experience adverse operating results or other factors which could materially increase its cash requirements or adversely affect its liquidity position.


CAUTIONARY STATEMENTS


Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time ("the Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. The words "estimate," "believes," "project," "intend," "expect" and similar expressions when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those on the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) risks associated with leverage, including cost increases due to rising interest rates: (ii) risks associated with the Company's ability to continue its strategy of growth through acquisitions; (iii) risks associated with the Company's ability to successfully integrate all of its recent acquisitions; (iv) the Company's ability to make effective acquisitions in the future and to successfully integrate newly acquired businesses into existing operations and the risks associated with such newly acquired businesses; (v)) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations; (vii) the effect of, or changes in, general economic conditions; (viii) economic uncertainty in Venezuela; (ix) weather conditions that are adverse to the specific businesses of the Company, and (x) the outcome of litigation, claims and assessments involving the Company. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.


YEAR 2000

The Company's business is dependent upon various computer software programs and operating systems that utilize dates and process data beyond the year 2000. The Company's actions to address the risks associated with the year 2000 are as follows:


THE COMPANY'S STATE OF READINESS. The Company has established programs to coordinate its year 2000 (Y2K) compliance efforts across all business functions and geographic areas. The scope of the programs include addressing the risks associated with the Company's i) information technology (IT) systems (including the Company's products and services), ii) non-IT systems that include embedded technology (e.g., equipment and other infrastructure), and iii) significant vendors and their Y2K readiness. The Company is utilizing the following steps in executing its Y2K compliance program: 1) awareness, 2) assessment, 3) renovation, 4) validation and testing, and 5) implementation. The Company has completed the awareness and assessment steps for all areas.

IT Systems. The Company's most significant renovation effort involves the conversion of substantially all of MFSNT's IT Systems. The Company believes it will be substantially completed with its testing and implementation for all IT Systems by October 31, 1999.

Non-IT Systems. The Company expects to have all of its mission critical non-IT systems Y2K compliant by October 31, 1999. The Company is currently formulating its testing and implementation plans for its mission critical non-IT systems.

Significant Vendors. As part of the Company's Y2K compliance program, the Company has contacted its significant vendors to assess their Y2K readiness. For all mission critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they will be Y2K compliant by October 31, 1999. Such third party software is being tested in conjunction with the testing of the IT systems and products discussed above. There can be no assurance that i) the Company's significant vendors will succeed in their Y2K compliance efforts, or ii) the failure of vendors to address year 2000 compliance will not have a material adverse effect on the Company's business or results of operations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Since inception of its program through October 31, 1998, the costs related to the Company's Y2K compliance efforts were not material. The total estimated costs to complete the Company's Y2K compliance effort are approximately $2.0 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to timely resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that either the Company or a third-party vendor or service provider on which the Company relies does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

THE COMPANY'S CONTINGENCY PLAN. The Company has not yet developed a comprehensive contingency plan to address the situation that may result if the Company or its vendors are unable to achieve Y2K compliance for its critical operations. During fiscal 1999, based upon the status of the Company's Y2K compliance efforts at that time and the Company's perceived risks to critical business operations, the Company plans to evaluate what areas the Company believes a contingency plan may be necessary, and execute such contingency plan if warranted. The i) inability to timely implement a contingency plan, if deemed necessary, and ii) the cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS. Except for statements of existing or historical facts, the foregoing discussion of Y2K consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to future costs, the timetable for completion of Y2K compliance efforts, potential problems relating to Y2K, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Y2K problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation i) the failure of vendors and service providers to timely achieve Y2K compliance, ii) system incompatibilities with third parties resulting from software conversions, iii) the Company's systems and products not containing all necessary date code changes, iv) the failure of existing or future clients to achieve Y2K compliance, v) potential litigation arising out of Y2K issues, the risk of which may be greater for information technology based service providers such as the Company, vi) the failure of the Company's validation and testing phase to detect operational problems internal to the Company, in the Company's products or services or in the Company's interface with service providers, vendors or clients, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological infeasibility of testing certain non-IT systems, the perceived cost-benefit constraints against conducting all available testing, or the unavailability of third parties to participate in testing, or vii) the failure to timely implement a contingency plan to the extent Y2K compliance is not achieved.



ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt obligations that impact the fair value of these obligations. The Company's policy is to manage interest rates through a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. The table below provides information about the Company's risk exposure associated with changing interest rates (amounts in thousands):

                                             EXPECTED MATURITY
                          ------------------------------------------------------
                            1999      2000      2001    2002   2003   THEREAFTER
                          ------------------------------------------------------
Fixed rate debt           $15,047   $18,225   $ 1,021   $935   $872    $21,081
Average interest rate      12.40%    13.00%    13.64% 13.61% 13.57%     13.54%

Variable rate debt        $     -   $     -   $35,000   $  -   $  -    $     -
Average interest rate          -%        -%     7.69%     -%     -%         -%

The Company has no cash flow exposure due to interest rate changes for its fixed debt obligations. All of the Company's debt is non-trading. The fair value of the Company's debt approximates its carrying value.

Although the Company conducts business in foreign countries, the international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of October 31, 1998. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operation for the fiscal year ended October 31, 1998. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning the executive officers and directors of Able Telcom Holding Corp. as of January 31, 1999:

         NAME                       AGE                                POSITION
         ----                       ---                                --------
C. Frank Swartz (1)(2)(3)           60               Chairman of the Board of Directors
Gideon D. Taylor (2)(3)             56               Director and Vice President of Special Projects
Frazier L. Gaines (3)               59               Director and President of Able Telcom International
Jonathan A. Bratt                   46               Director
Thomas M. Davidson (1)(2)           62               Director
Gerald Pye                          54               Director
Robert Young                        72               Director
Billy V. Ray, Jr.                   40               President, Chief Executive Officer and Acting Chief
                                                     Financial Officer
Jesus G. Dominguez                  54               Chief Accounting Officer
Michael Arp                         52               Financial Vice President
Curtis A. "Butch" Dale              51               Chief Operating Officer
Edward Z. Pollock                   59               In-House Counsel
Stacy Jenkins                       42               President - MFS Network Technologies
G. Vance Cartee                     56               President - MFS Transportation Systems
J. Barry Hall                       50               President - Traffic Management Group
Ralph Ouimette                      45               President - Able Telecommunications and Power Group
Richard A. Boyle                    44               President - Patton Management Group

------------
(1) Member of the Audit Committee. Mr. C. Frank Swartz is the Chairman of the Audit Committee.
(2) Member of the Compensation Committee. Mr. Davidson is the Chairman of the Compensation Committee.
(3) Member of the Nominating Committee. Mr. Gaines is the Chairman of the Nominating Committee.

All directors are elected annually at the annual meeting of the stockholders of Able Telcom Holding Corp. and hold office following election or until their successors are elected and qualified. The chief executive officer is elected by and serves at the discretion of the Company's Board of Directors. All other executive officers are appointed by the Chief Executive Officer.

C. Frank Swartz has served as a Director of the Company since August 1998 and as Chairman of the Board since November 30, 1998. Mr. Swartz has been retired since November 1994. For the five (5) years prior to November 1994, Mr. Swartz was employed by GTE as the Director of Internal Support, based in Caracas, Venezuela.

GIDEON D. TAYLOR has served as a Director of the Company since its inception and served as Chairman of the Board of the Company from March 25, 1997 through November 30, 1998. In addition, Mr. Taylor has served as the Company's Chief Administrative Officer from March 25, 1997 through November 30, 1998 and the Company's Vice President of Special Projects since December 1998. From October 1988 to August 1992, Mr. Taylor was also President and Chief Executive Officer of the Company. Mr. Taylor has also served in various executive capacities with the Company for the past ten years.

FRAZIER L. GAINES has served as a Director of the Company since August 1992 and served as Interim President and Chief Executive Officer of the Company from March 6, 1998 to November 30, 1998. Mr. Gaines has also served as the President of the Company's subsidiary, Able Telcom International, Inc. ("ATI") since June 1994. From 1992-1994, Mr. Gaines was Chief Operating Officer of the Company. From 1987 to 1992, Mr. Gaines was Vice President of Judycom, Inc. and Judycom Construction Corporation, both of which were located in Lexington, Kentucky and engaged in fiber optic installation.

THOMAS M. DAVIDSON has served as a Director of the Company since August 1998. Mr. Davidson was an investment banker with Washington Equity Partners from July 1997 to April 1998. From February 1997 to July 1997, Mr. Davidson practiced law at Reed, Smith, Shaw and McClay, located in Washington, D.C. Prior to that, Mr. Davidson practiced law at Coffield, Ungaretti and Harris, in Washington, D.C. from April 1995 to January 1997 and at Verner, Liipfert, Bernhard, McPherson and Hand, in Washington, D.C. from April 1993 to April 1995.

JONATHAN A. BRATT has served as a Director of the Company since June 1997. Mr. Bratt, a Venezuelan businessman, is on the boards of several Venezuelan companies in the oil and gas and telecommunications industries. Mr. Bratt is a Director of BFGP Ingenieros, C.A., a software engineering firm ("BGFP") (from January 1980 until the present); Infotrol, C.A., an engineering integration firm (from January 1987 until the present); Cybertrol, C.A., a petroleum engineering firm; Inversiones Tocolicao, D.A., a construction firm (from January 1986 until the present); I.T.S., an engineering consulting joint venture; and Inacom, an IBM wholesale dealer. He is also Managing Director of Able Telcom, C.A., a joint venture of BFGP and the Company.

DR. GERALD PYE has served as a Director of the Company since January 1999. Mr. Pye is a partner with Interfiducia, AG, a European investment firm.

ROBERT H. YOUNG has served as a Director of the Company since January 1999. Mr. Young is a principal in the firm of Neos Communications, Inc. in Dallas, Texas. Mr. Young is also a principal of Interfiducia Partners, LLC in Dallas, Texas.

BILLY V. RAY, JR. has been the Company's President, Chief Executive Officer and acting Chief Financial Officer since November 30, 1998. From October 1, 1998 to November 30, 1998, Mr. Ray was the Company's Executive Vice President of Mergers and Acquisitions and Treasurer. From May 1998 to October 1998 and from January 1997 to June 1997, Mr. Ray served as a consultant to the Company. Mr. Ray served as the Chief Financial Officer of the Company from June 1997 to April 1998. From December 1995 to January 1997 and from April 1997 to July 1997, Mr. Ray was the President of Ten-Ray Utility Construction, Inc., a utility construction company. During a part of that period, he also served as a consultant to Alcatel, a maker of intelligent highway systems. From September 1994 to November 1995, Mr. Ray was the Controller of Tri-Duct, a utility construction company, and served as a consultant to such company from November 1995 to March 1996. From March 1994 to September 1994, Mr. Ray was the staff manager at Mastec, Inc. a utility construction company and he was assistant to the president at Burnup & Sims, a utility construction company, from January 1993 to March 1994.

EDWARD Z. POLLOCK has been the Company's In-House Counsel since November 1998. From 1963 to 1998, Mr. Pollock was a sole practitioner at the law firm of Edward
Z. Pollock.

CURTIS A. "BUTCH" DALE has served as Chief Operating Officer of the Company since August 1998. Prior to that time, from March 1998 until his appointment as Chief Operating Officer, Mr. Dale was Vice President of Operations for the Company. From March 1970 to October 1997, Mr. Dale was a Project/Staff Manager - Support for Network Operations for GTE, a telecommunications company.

JESUS G. "JAY" DOMINGUEZ has been the Chief Accounting Officer since April 1998. Mr. Dominguez has served as Vice President - Finance of Able Telcom International since May 1995 and controller of the Company from October 1993 to May 1995. From April 1993 to October 1993, Mr. Dominguez served as Vice President - Finance of Novatek International Inc., a construction company. Mr. Dominguez is a licensed certified public accountant.

MICHAEL ARP became the Company's Financial Vice President and principal accounting officer in January 1999. From February 1997 through December 1998, Mr. Arp was the group controller of the Company's Traffic Management Group. From January 1994 to February 1997, Mr. Arp was President of American Turf Manufacturing.

STACY JENKINS was named President of MFS Network Technologies, Inc. ("MFSNT") in July 1998. From 1990 to July 1996, Mr. Jenkins served as the Senior Vice President, Operations Vice President, Engineering and Estimating; and as Project Manager for the nationally recognized Iowa Communications Network. During this time, he directed operations for more than 40 projects, with a combined value in excess of $300 million, in the United States and abroad.

G. VANCE CARTEE has been the President of MFS Transportation Systems since January 1999. From June 1998 to December 1998, Mr. Cartee served as a telecommunications consultant, including performing consulting services for the Company. From January 1996 to June 1998, Mr. Cartee was a business unit director for Loral/Lockheed Martin Corp. From March 1993 to January 1996, Mr. Cartee was Vice President and General Manager of Alcatel Contracting, N.A.

J. BARRY HALL has been the President of Georgia Electric Company, a subsidiary of the Company, since October 1996. From 1990 to October 1996, Mr. Hall was Vice President of Georgia Electric Company.

FRAZIER L. GAINES has been a Director of the Company since August 1992 and has served as President of Able Telcom International, Inc., a wholly owned subsidiary of the Company, since June 1994. Mr. Gaines served as President and Chief Executive Officer of the Company from March 1998 to November 1998. From 1992 to 1994, Mr. Gaines was Chief Operating Officer of the Company. From 1987 to 1992, Mr. Gaines was Vice President of Judycom, Inc. and Judycom Construction Corporation, both of which were located in Lexington, Kentucky, and engaged in fiber optic installation.

RALPH OUIMETTE has been the President of Able Telecommunications and Power, Inc. (formerly H.C. Connell, Inc.), a subsidiary of the Company, since February 1996. From 1988 to February 1996, Mr. Ouimette was a project manager for Conklin Porter and Holmes, Inc.

RICHARD A. BOYLE has been the President of Patton Management Corp. and subsidiaries, a subsidiary of the Company since April 1998, since March 1996. From May 1991 to March 1996, Mr. Boyle was Vice President and General Manager of Wright & Lopez, Inc. and Pressure Concrete Construction Co. From
January 1990 to May 1991, Mr. Boyle was Vice President and General Manager of Pressure Concrete Construction Company, a division of South Eastern Public Services Co.

COMPLIANCE WITH SECtiON 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Executive officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company's information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to the Company by the Company's executive officers, directors and 10% stockholders. The Company believes that the majority of the Company's executive officers and directors were delinquent in filing one or more Section 16(a) forms and may have failed to file certain forms during the fiscal year ended October 31, 1998. The Company is currently investigating such delinquent filings and failures to file and is verifying that all forms that have been filed have been provided to the Company. Once the Company's review is complete, a complete list of executive officers and directors with Section 16(a) compliance violations will be provided in the Company's proxy materials for its annual meeting to be held during 1999.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Chief Executive Officer during the 1998 fiscal year, (ii) the other four most highly compensated Executive Officers of the Company who were serving as such at October 31, 1998, and (iii) up to two additional individuals who had served as an Executive Officer of the Company during the 1998 fiscal year but who were not Executive Officers at October 31, 1998, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonus of $100,000 or less for the 1998 fiscal year end. The persons named in this table shall be collectively referred to as the "Named Executive Officers."

                                            SUMMARY COMPENSATION TABLE
                            FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                     ANNUAL COMPENSATION               AWARDS
                                                 -----------------------       -------------------------
                                                                                OTHER         SECURITIES
                                                                                ANNUAL        UNDERLYING       ALL OTHER
      NAME AND                                                                  COMPEN-        OPTIONS/         COMPEN-
PRINCIPAL POSITION               YEAR            SALARY($)      BONUS($)       SATION ($)      SARS (#)        SATION ($)
------------------               ----            ---------      --------       ----------     ----------       ----------
Frazier L. Gaines (1)            1998             153,986                                      210,000            31,809
Chief Executive Officer;         1997             110,000                                        5,000         1,024,375
Current President - Able         1996             110,000                                                         36,000
Telcom International

Robert DuPuis (2)                1998               6,058
Former Chief Executive
Officer

Gerry W. Hall (3)                1998             103,846                                                          4,787
Former Chief Executive           1997             180,769        75,000                         27,500             3,200
Officer

Billy V. Ray, Jr. (4)            1998              48,462                                       35,000           110,818
Executive Vice President of      1997              34,615        40,000                                           56,961
Mergers and Acquisitions
and Treasurer; promoted to
Chief Executive Officer on
December 1, 1998

J. Barry Hall (5)                1998             209,173        75,000                                           33,906
President - Traffic              1997             161,538                                       27,500
Management Group

Gideon D. Taylor (6)             1998             133,846                          750         220,000            37,398
Chairman of the Board and        1997              45,308
Chief Administrative
Officer

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                     ANNUAL COMPENSATION               AWARDS
                                                 -----------------------       -------------------------
                                                                                OTHER         SECURITIES
                                                                                ANNUAL        UNDERLYING       ALL OTHER
      NAME AND                                                                  COMPEN-        OPTIONS/         COMPEN-
PRINCIPAL POSITION               YEAR            SALARY($)      BONUS($)       SATION ($)      SARS (#)        SATION ($)
------------------               ----            ---------      --------       ----------     ----------       ----------
Ralph Ouimette (7)               1998              93,267        48,000                                            6,500
President - Able                 1997              59,452        40,000
Telecommunications and
Power Group

Richard J. Sandulli (8)          1998             134,615                                       30,000            12,078
Former Vice President -          1997              71,000                                                          3,750
Finance

------------
(1) Mr. Gaines served as the President and Chief Executive Officer of the Company from March 1998 through November 30, 1998. Prior thereto, Mr. Gaines was President of Able Telcom International, Inc. (a position which he continues to hold). For 1998, other compensation includes an automobile allowance of $4,500 and health insurance premiums paid by the Company on Mr. Gaines behalf in the amount of $109. For 1997, other compensation consists of an automobile allowance, a housing allowance and an amount of $991,375, which represents the difference between the price paid by Mr. Gaines upon the exercise of certain stock options and the fair market value of the underlying Common Stock on the date of exercise. For 1996, other compensation includes an automobile allowance and a housing allowance.
(2) Mr. DuPuis was appointed President and Chief Executive Officer of the Company on August 19, 1998 and resigned on August 31, 1998.
(3) Mr. Hall was President and Chief Executive Officer of the Company from June 1997 to March 1998 at an annual salary of $200,000. Mr. Hall also served as President of Georgia Electric Company during the fiscal year ended October 31, 1997. In 1998, other compensation consists of a living allowance of $3,000, a car allowance of $1,000, health insurance premiums paid on Mr. Hall's behalf of $227 and contributions of $560 to the Company's 401(k) plan. In 1997, other compensation consists of an automobile allowance.
(4) In 1998, other compensation includes consulting fees in the amount of $92,099, an automobile allowance of $5,400, a housing allowance of $12,600 and health insurance premiums paid on Mr. Ray's behalf of $719. In 1997, other annual compensation includes compensation for consulting services rendered prior to Mr. Ray's appointment in June 1997 as the Company's Chief Financial Officer, and a travel and housing allowance.
(5) In 1998, other compensation includes a housing allowance of $24,000, an automobile allowance of $7,800 and contributions of $2,106 to the Company's 401(k) plan.
(6) In 1998, other compensation includes a housing allowance of $6,000, use of a company vehicle estimated at $3,633 and health insurance premiums paid on Mr. Taylor's behalf of $565.
(7) In 1998, other compensation includes an automobile allowance.

DIRECTOR COMPENSATION

Directors who are not employees of the Company are paid $12,000 annually plus $750 for each committee meeting attended and are reimbursed for expenses associated with Board responsibilities. In addition, pursuant to the Company's 1995 Stock Option Plan, as amended, non-employee Directors receive one-time automatic grants of options to purchase 5,000 shares of Common Stock having an exercise price equal to the fair market value at the date of grant. To date, the Company has not made any of these grants. However, in April 1998, the Company granted an option to purchase 10,000 shares of the Company's common stock to all Directors. Directors who are also employed by the Company receive no additional fees or remuneration for acting in their capacity as a Director of the Company.

THE ABLE TELCOM HOLDING CORP. 1995 STOCK OPTION PLAN, AS AMENDED

The Company has adopted the 1995 Stock Option Plan (the "Plan") pursuant to which 550,000 shares of Common Stock were originally authorized for issuance. In April 1998, the shareholders of the Company approved the amendment of the Plan to increase the number of shares outstanding under the Plan to 1,300,000. The Company intends to amend its registration statement on Form S-8 to register the additional 750,000 shares of Common Stock reserved for issuance under the Plan.

The Company may grant stock options (both Nonqualified Stock Options and Incentive Stock Options, as defined in the Plan) and restricted stock under the Plan to Non-Affiliate Directors (as defined in the Plan), key employees, advisors and consultants (the "Participants"). The Plan also provides for the automatic grant to Non-Affiliate Directors, at such time as an individual becomes a Non-Affiliate Director of the Company, of Nonqualified Stock Options to purchase 5,000 shares of Common Stock at an exercise price per share equal to 100% of the fair market value of the shares on the date of grant.

With respect to the grant of awards under the Plan to persons other than Non-Affiliate Directors, the Board of Directors, or a committee appointed by the Board of Directors (in either case, the "Plan Administrators"), will determine persons to be granted stock options and restricted stock, the amount of stock to be optioned or granted to each such person, and the terms and conditions of any stock options and restricted stock. Both Incentive Stock Options and Nonqualified Stock Options may be granted under the Plan. An Incentive Option is intended to qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Any Incentive Stock Option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an Incentive Stock Option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date the option is granted. A Nonqualified Stock Option granted under the Plan (i.e., an option to purchase the Common Stock that does not meet the Code's requirements for Incentive Options) shall be as determined by the Plan Administrators.

Subject to the terms of the Plan, the Plan Administrators may award shares of restricted stock to the Participants. Generally, a restricted stock award will not require the payment of any option price by the Participant but will call for the transfer of shares to the Participant subject to forfeiture, without payment of any consideration by the Company, if the Participant's employment terminates during a "restricted" period (which must be at least six months) specified in the award of the restricted stock.

STOCK OPTIONS ISSUED OUTSIDE THE PLAN DURING FISCAL YEAR 1998

During the fiscal year ended 1998, the Company issued options to purchase an aggregate of 892,000 shares of Common Stock to employees, Officers and Directors of the Company and its subsidiaries at exercise prices ranging from $6.20 to $14.00 per share. On December 31, 1998, all of these options were rescinded. Immediately thereafter, the same number of options were issued on December 31, 1998 at an exercise price of $5.75, which was the average of the ten-day closing market price for the Company's Common Stock for the period from December 16-December 30, 1998. The expiration for the exercise period for these options range from December 31, 2000 to April 24, 2005. Of the 892,000 options granted in the fiscal year ended October 31, 1998, all were immediately vested as of December 31, 1998.

OPTION GRANTS DURING THE FISCAL YEAR ENDED OCTOBER 31, 1998

During the fiscal year ended October 31, 1998, the following options were granted to the following Named Executive Officers:

                                                 INDIVIDUAL GRANTS

                                      % OF
                                      TOTAL                                                      POTENTIAL REALIZABLE
                                      OPTIONS                                                          VALUE AT
                                      GRANTED                       MARKET                       ASSUMED ANNUAL RATES
                        NUMBER OF     TO             EXERCISE       PRICE                           OF STOCK PRICE
                        SHARES        EMPLOYEES      OR BASE        ON                               APPRECIATION
                        UNDERLYING    IN FISCAL      PRICE          DATE OF         EXPIRATION       FOR OPTION TERM (2)
         NAME           OPTIONS(# )   YEAR(4)        ($/SH) (1)     GRANT              DATE         5% ($)        10% ($)
         ----           -----------   ---------      ----------     -------         ----------   ------------------------
Frazier L. Gaines         10,000      28%             6.20           7.75           4/24/05       $ 47,100     $ 89,000
                          20,000                      11.9375        7.9375          7/3/04              -       47,600
                          80,000                      14.00          14.00           7/8/00        114,400      235,200
                         100,000                      6.00           11.1875       12/31/00        661,000      813,000
Gideon D. Taylor          10,000      29%             6.20           7.75           4/24/05         47,100       89,000
                          20,000                      11.9375        7.9375          7/3/04              -       47,600
                         120,000                      14.00          14.00           7/8/00        171,600      352,800
                          70,000                      6.00           11.1875       12/31/00        462,700      569,100
Billy V. Ray (3)          10,000       5%             14.00          14.00           7/8/00         14,300       29,400
                          25,000                      7.75           7.75           9/19/05         90,250      215,000
Richard J. Sandulli       10,000       7%             6.20           7.75           4/24/05         47,100       89,000
                          20,000                      11.9375        7.9375          7/3/04              -       47,600

------------
Note: Mr. Robert DuPuis was also granted an option to purchase 125,000 shares of the Company's common stock on August 19, 1998. Due to the fact that Mr. DuPuis' employment with the Company was less than two weeks, the Company has not included a valuation of those options in the above table. At the time of Mr. DuPuis' separation from the Company, this option had not vested and the option was forfeited.

(1) On December 31, 1998, in an effort to clear up a large number of ambiguities in the minutes of Board of Director meetings and in order to maintain compliance with various debtor documents as well as to keep the Company in substantial compliance with certain rules of the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. ("Nasdaq") the Board of Directors rescinded all of the above options grants and reissued new options in the amounts set forth above at the then fair market value per share on December 31, 1998, which was $5.75.

(2) The potential realizable values are based upon assumed 5% and 10% annualized stock price growth rates and are not intended to forecast future price appreciation of the Company's Common Stock. Actual gains, if any, on stock option exercises will depend on the amount, if any, by which the fair market value exceeds the option exercise price on the date the option is exercised. There is no assurance that the amounts reflected in this table will be achieved.

(3) The option to purchase 25,000 shares of the Company's common stock were cancelled in August 1998 pursuant to the 1995 Stock Option Plan, as amended.

(4) There were option grants to purchase 892,000 shares of the Company's Common Stock during the fiscal year ended October 31, 1998, of which 762,000 related to employees of the Company. The percentage of total options granted to employees is based upon grants of options to purchase 762,000 shares.

OPTION EXERCISES AND PERIOD-END VALUES

The following table provides information on options exercised in the fiscal year ended October 31, 1998 by the persons named in the "Summary Compensation Table" above, the number of unexercised options each of them held at October 31, 1998 and the value of the unexercised "in-the-money" options each of them held as of that date.

                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                    UNDERLYING                 IN-THE-MONEY OPTIONS
                               SHARES            VALUE          OPTIONS/AT FYE (#)                  AT FYE ($)
                             ACQUIRED ON     REALIZED              EXERCISABLE/                    EXERCISABLE/
          NAME              EXERCISE (#)           ($)             UNEXERCISABLE               UNEXERCISABLE(1) (2)
          ----              -------------    ---------         ---------------------           --------------------
Frazier L. Gaines                ---               ---              210,000/---                    $804,375/---
Gideon D. Taylor                 ---               ---              220,000/---                    $585,000/---
Billy V. Ray                     ---               ---            100,000/10,000                       $0/$0
Richard J. Sandulli              ---               ---              30,000/---                      $73,125/---

------------
(1) On December 31, 1998, in an effort to clear up a large number of ambiguities in the minutes of Board of Director meetings and in order to maintain compliance with various debtor documents as well as to keep the Company in substantial compliance with certain rules of the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. ("Nasdaq") the Board of Directors rescinded all of the above options grants and reissued new options in the amounts set forth above at the then fair market value per share on December 31, 1998, which was $5.75.

(2) For those options which were "In-the-Money" at October 31, 1998, the valuation is based on the closing price of the common stock of Able Telcom Holding Corp. of $ 7 5/16.

EMPLOYMENT AND CONSULTING AGREEMENTS

BILLY V. RAY, JR., President and Chief Executive Officer, is party to an employment agreement, dated December 1, 1998 with the Company (the "Ray Employment Agreement"). The Ray Employment Agreement terminates on November 30, 2000, and provides that Mr. Ray is to be paid a salary of $180,000 per year, plus a monthly housing allowance of $1,500 per month and automobile allowance of $500 per month, plus health insurance and other benefits. The Ray Employment Agreement may be extended for an additional two year period. The Ray Employment Agreement also contains a covenant by Mr. Ray not to compete with the Company for a period of three years following his employment. The Ray Employment Agreement also provides that if Mr. Ray's employment is terminated with cause, Mr. Ray would be entitled to 90 days prior notice. However, should Mr. Ray be terminated without cause, Mr. Ray would be paid out the remainder of his contract, or for 90 days, whichever is greater. In addition, the Ray Employment Agreement provides for the grant of 100,000 options to purchase 100,000 shares of the Company's common stock, as approved by the Company's Board of Directors, which vest immediately. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 100,000 shares through December 31, 2001 at an exercise price of $5.75 per share.

EDWARD POLLOCK, In-House Counsel, is party to an employment agreement, dated January 1, 1999 with the Company (the "Pollock Employment Agreement"). The Pollock Employment Agreement terminates on December 31, 2000 and provides that Mr. Pollock is to be paid an initial salary of $10,000 per month for the period from January 1, 1999 to June 30, 1999, increased to $11,000 per month for the period from July 1, 1999-December 31, 1999, increased to $12,000 monthly for the period from January 1, 2000 to June 30, 2000, and increased to $12,500 monthly for the period from July 1, 2000 to December 31, 2000. In addition, the Pollock Employment Agreement provides an automobile allowance of $300 per month, plus health insurance and other benefits. The Pollock Employment Agreement may be extended for an additional two year period. The Pollock Employment Agreement also contains a covenant by Mr. Pollock not to compete with the Company for a period of three years following his employment. The Pollock Employment Agreement also provides that if Mr. Pollock is terminated with cause, Mr. Pollock would be entitled to 90 days prior notice. However, should Mr. Pollock be terminated without cause, Pollock would be paid out the remainder of his contract. In addition, the Pollock Employment Agreement provides for the grant of options to purchase 40,000 shares of the Company's common stock, as approved by the Company's Board of Directors, which vest over a three year period (15,000 options vested on January 1, 1999, 15,000 options will vest on January 1, 2000 and 10,000 options will vest on January 2, 2001), unless there is a change in control/ownership of the Company, in which case, the options will vest immediately.

CURTIS A. "BUTCH" DALE, Chief Operating Officer, is party to an employment agreement, dated August 17, 1998 with the Company (the "Dale Employment Agreement"). The Dale Employment Agreement terminates on August 16, 2001, and provides that Mr. Dale is to be paid a salary of $150,000 per year, an automobile allowance of $500 per month, plus health insurance and other benefits. The Dale Employment Agreement also contains a covenant by Mr. Dale not to compete with the Company for a period of one year following his employment. The Dale Employment Agreement also provides that if Mr. Dale is terminated with cause that Mr. Dale would be entitled to 90 days prior notice. However, should Mr. Dale be terminated without cause, Mr. Dale would be paid out the remainder of his contract, or for 180 days, whichever is greater. In addition, the Dale Employment Agreement provides for the grant of options to purchase 100,000 shares of the Company's Common Stock, as approved by the Company's Board of Directors, which vests after one year of employment, or immediately upon either a change in control/ownership of the Company or Mr. Dale is terminated without cause, in which case, the options will vest immediately. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 100,000 shares, which options are fully vested and are exercisable at $5.75 per share through December 31, 2004.

JESUS G. DOMINGUEZ, Chief Accounting Officer, is party to an employment agreement, dated April 27, 1998 with the Company (the "Dominguez Employment Agreement"). The Dominguez Employment Agreement terminates on April 26, 2001, and provides that Mr. Dominguez is to be paid a salary of $125,000 per year, plus an automobile allowance of $500 per month, plus health insurance and other benefits. The Dominguez Employment Agreement also contains a covenant by Mr. Dominguez not to compete with the Company for a period of one year following his employment. The Dominguez Employment Agreement also provides that if Mr. Dominguez is terminated with cause that Mr. Dominguez would be entitled to 90 days prior notice. However, should Mr. Dominguez be terminated without cause, Mr. Dominguez would be paid out the remainder of his annual contract salary, or for 180 days, whichever is greater. In addition, the Dominguez Employment Agreement provides for the grant of options to purchase 50,000 shares of the Company's common stock, as approved by the Company's Board of Directors, which vests after one year of employment, or immediately upon either a change in control/ownership of the Company or Mr. Dominguez is terminated without cause, in which case, the options will vest immediately. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 50,000 shares at an exercise price of $5.75 per share through December 31, 2004.

GIDEON D. TAYLOR, Vice President of Special Projects, is party to an employment agreement, dated December 7, 1998 with the Company (the "Taylor Employment Agreement"). The Taylor Employment Agreeement terminates on June 6, 1999 and may be extended for a one year term at the option of the Company, and provides that Mr. Taylor is to be paid at a rate of $15,000 per month, plus an automobile allowance of $500 per month, health and life insurance and other benefits. The Taylor Employment Agreement also provides that the Company will also pay all fringe benefits plus $75,000 per year for the number of years equal to Mr. Taylor years of service, subject to a minimum of ten (10) years, and will payable beginning at Mr. Taylor termination date. The Taylor Employment Agreement also contains a covenant by Mr. Taylor not to compete with the Company for a period of three years following his employment. The Taylor Employment Agreement also provides that if Mr. Taylor is terminated with cause that Mr. Taylor would be entitled to 30 days prior notice. However, should Mr. Taylor be terminated without cause which can only be effected by a majority vote of the Company's Board of Directors, Mr. Taylor would be paid one-year's severance of the remaining balance on the employment contract plus regular Company fringe benefits for a period of one year from the date of termination.

STACY JENKINS, President of MFS Network Technologies, Inc., is party to an employment agreement, dated July

16, 1998 with the Company (the "Jenkins Employment Agreement"). The Jenkins Employment Agreement terminates on July 15, 2001, and provides that Mr. Jenkins is to be paid a salary of $200,000 per year, an automobile allowance of $500 per month, plus health insurance and other benefits. The Jenkins Employment Agreement also contains a covenant by Mr. Jenkins not to compete with the Company for a period of two years following his employment. The Jenkins Employment Agreement also provides that if Mr. Jenkins is terminated with cause that Mr. Jenkins would be entitled to 30 days prior notice. However, should Mr. Jenkins be terminated without cause, Mr. Jenkins would be paid out the remainder of his annual salary contract rate, or for 90 days, whichever is greater. In addition, the Jenkins Employment Agreement provides for the grant of options to purchase 100,000 shares of the Company's common stock, as approved by the Company's Board of Directors, which vest after one year of employment, or immediately upon either a change in control/ownership of the Company or Mr. Jenkins is terminated without cause, in which case, the options will vest immediately. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 100,000 shares at $5.75 per share through December 31, 2000 or 90 days after termination of employment, whichever is earlier.

G. VANCE CARTEE, President of MFS Transportation Systems, Inc., is party to an employment agreement, dated January 4, 1999 with the Company (the "Cartee Employment Agreement"). The Cartee Employment Agreement terminates on January 3, 1999, and provides that Mr. Cartee is to be paid a salary of $150,000 per year, plus insurance and other benefits. The Cartee Employment Agreement also contains a covenant by Mr. Cartee not to compete with the Company for a period of one year following his employment. The Cartee Employment Agreement also provides that if Mr. Cartee is terminated with cause that Mr. Cartee would be entitled to 90 days prior notice. However, should Mr. Cartee be terminated without cause, Mr. Cartee would be paid out the remainder of his contract, or for 180 days, whichever is greater. In addition, the Cartee Employment Agreement provides for the grant of options to purchase 40,000 shares of the Company's common stock, as approved by the Company's Board of Directors, which vest on January 1, 2000, or immediately upon either a change in control/ownership of the Company or Mr. Cartee is terminated without cause, in which case, the options will vest immediately. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 40,000 shares at $5.75 per share, all of which are fully vested, through December 31, 2001.

J. BARRY HALL, President of the Transportation Services Group, which includes both Transportation Safety Contractors, Inc. ("TSCI") and Georgia Electric Company, is party to an employment agreement dated October 12, 1996 with TSCI (the "Hall Employment Agreement"). The Hall Employment Agreement terminates on October 11, 2001, and provides that Mr. Hall is to be paid a salary of $150,000 per year, plus insurance and other benefits. The Hall Employment Agreement also contains a covenant by Mr. Hall not to compete with the Company for a period of two years following his employment, unless the Company terminates the Hall Employment Agreement for cause of if Mr. Hall terminates the agreement with good reason, in which case the non-competition period will terminate after six (6) months (which period may be extended by the Company up to one year in exchange for additional compensation). In addition, an additional $100,000 in annual salary has been assigned to J. Barry Hall from Gerry Hall, a former Chief Executive Officer of the Company currently under contract.

FRAZIER L. GAINES, President of Able Telcom International, is party to an employment agreement, dated November 12, 1998 with the Company (the "Gaines Employment Agreement"). The Gaines Employment Agreement terminates on November 11, 2001, may be extended for one additional year, allows for a consulting agreement to be signed at the end of the initial three year term, and provides that Mr. Gaines is to be paid a salary of $200,000 per year, health and life insurance, other fringe benefits, and a monthly automobile allowance of $500. The Gaines Employment Agreement also provides that the Company will also pay all fringe benefits plus $60,000 per year for the number of years equal to Mr. Gaines years of service and will payable beginning at Mr. Gaines termination date. The Gaines Employment Agreement also contains a covenant by Mr. Gaines not to compete with the Company for a period of three years following his employment. The Gaines Employment Agreement also provides that if Mr. Gaines is terminated with cause that Mr. Gaines would be entitled to 30 days prior notice. However, should Mr. Gaines be terminated without cause, Mr. Gaines would be paid one-year's severance plus regular Company fringe benefits. $100,000 of this amount would be payable immediately upon termination with the remainder of $100,000 payable within 45 days from termination. In addition, the Gaines Employment Agreement provides for the grant of options to purchase 100,000 shares of the Company's common stock, subject to approval by the Company's Board of Directors, which vest over a three year period, or immediately upon either a change in control/ownership of the Company. To date, these options have not been approved by the Company's Board of Directors.

RICHARD A. BOYLE, President of the Patton Management Group, is party to an employment agreement, dated April 1, 1998 with the Company (the "Boyle Employment Agreement"). The Boyle Employment Agreement terminates on March 31, 2000, and provides that Mr. Boyle is to be paid a salary of $159,000 per year, plus insurance and other benefits. The Boyle Employment Agreement also contains a covenant by Mr. Boyle not to compete with the Company for a period of two years following his employment. Also, per the terms of the Patton Management Corporation acquisition, Mr. Boyle's non-competition agreement has been extended for one additional year. The Boyle Employment Agreement also provides that if Mr. Boyle is terminated with cause that Mr. Boyle would not be entitled to any notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of January 31, 1999, the Common Stock owned beneficially by (i) Each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Directors and Executive Officers listed have sole voting and investment power over his or her shares. As of January 31, 1999, there were 11,065,670 shares of Common Stock issued and outstanding and approximately 395 holders of record.

                                                                                        SHARES              PERCENTAGE
                                                                                     BENEFICIALLY          BENEFICIALLY
           NAME (1)                                   TITLE                              OWNED                 OWNED
           --------                                   -----                          -------------         ------------
C. Frank Swartz (2)             Chairman of the Board of Directors                       20,000                 *
Gideon D. Taylor (3)            Director and Vice President of Special Projects         946,638                8.4%
Frazier L. Gaines (4)           Director                                                684,430                6.1%
Jonathan A. Bratt (5)           Director                                                 36,500                 *
Thomas M. Davidson (2)          Director                                                 20,000                 *
Gerald Pye                      Director                                                   ---                  ---
Robert Young                    Director                                                   ---                  ---
Billy V. Ray, Jr. (2)           President, Chief Executive Officer and Acting
                                Chief Financial Officer                                 110,000                 *
Jesus G. Dominguez (2)          Chief Accounting Officer                                 97,000                 *
Michael Arp (2)                 Financial Vice President                                 20,000                 *
Curtis A. "Butch" Dale (6)      Chief Operating Officer                                 103,300                 *
Edward Z. Pollock (2)           In-House Counsel                                         15,000                 *
Stacy Jenkins (2)               President - MFS Network Technologies                    100,000                 *
G. Vance Cartee                 President - MFS Transportation Systems                     ---                  ---
J. Barry Hall (7)               President - Traffic Management Group                    433,500                3.9%
Ralph Ouimette (2)              President - Able Telecommunications and
                                Power Group                                               3,317                 *
Richard A. Boyle                President - Patton Management Group                        ---                  ---
All Directors and
Executive Officers as a
group (17 persons)                                                                    2,589,685               28.4%

------------
*Less than 1%.

(1) The address for each of Able's Directors and Executive Officers is 1601 Forum Place, Suite 1110, West Palm Beach, Florida 33401.

(2) These represent stock options that are immediately exercisable.

(3) These include (i) 21,619 shares owned by Mr. Taylor's wife, and (ii) 220,000 shares underlying stock options which are immediately exercisable at $5.75 per share.

(4) These include 210,000 shares underlying stock options are immediately exercisable at $5.75 per share and 474,430 shares held in a trust controlled by Mr. Gaines. These do not include an aggregate of 9,000 shares held by Mr. Gaines as trustee to four minor children and for which Mr. Gaines disclaims any beneficial ownership.

(5) Includes 30,000 shares underlying options which are immediately exercisable at $5.75 per share and 6,500 shares owned by Mr. Bratt.

(6) Includes 3,300 shares owned by Mr. Dale and 100,000 shares underlying stock options which are immediately exercisable at $5.75 per share.

(7) Includes 107,500 shares owned by Mr. Hall, and 326,000 shares issued to Mr. Hall in February 1999 related to consideration on the Company's acquisition of Georgia Electric Company from Mr. Hall and his brother, Gerry W. Hall.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended October 31, 1998, compensation for the Company's Officers was determined by the Company's Compensation Committee, consisting of Messrs. C. Frank Swartz, Thomas Davidson and Gideon Taylor, of which Messrs. Swartz and Davidson are non-employee members of the Board of Directors. Mr. Taylor was Chairman of the Compensation Committee from November 1, 1997 through August 18, 1998. On August 18, 1998, Mr. Davidson became the Chairman of the Company's Compensation Committee. During the year, Mr. Taylor was Chairman of the Company's Board of Directors and the Company's Chief Administrative Officer.

In April 1998, the Company engaged Washington Equity Partners ("WEP") as an advisor in connection with the acquisition of MFS Network Technologies, Inc., a division of WorldCom, Inc. ("MFSNT Acquisition"), including the financing thereof. At the time of the engagement, Mr. Thomas M. Davidson, a member of the Company's Board of Directors and a member of the Compensation Committee, was Managing Director of WEP. In connection with the engagement, the Company agreed to pay WEP a fee if the Company consummated the financing of the MFSNT Acquisition through an investor contacted by WEP. Such fee equals 2% of the gross proceeds of any senior indebtedness issued by the Company, 3% of the gross proceeds of any subordinated indebtedness issued by the Company, and 4% of the gross proceeds of any equity securities issued by the Company. In addition, the Company agreed to pay WEP, upon the consummation of the MFSNT Acquisition, a fee of 2% of the aggregate purchase price paid by the Company for this acquisition up to $50 million, and 1-1/2% of the aggregate purchase price in excess of $50 million. The Company also committed to reimburse WEP for its reasonable travel and out-of-pocket expenses (up to a maximum of $20,000 without prior approval) incurred in connection with its engagement. Under the agreement, the Company agreed indemnify WEP and its permitted assigns against all losses and expenses, including reasonable counsel fees and expenses, arising out of the MFSNT Acquisition or the financing, except any losses or expenses found in a final judgment by a court of competent jurisdiction to have resulted from WEP's bad faith, gross negligence or breach of its agreement with the Company. Mr. Davidson subsequently left his position as Managing Director of WEP in April 1998 and WEP assigned its rights in the agreement to Mr. Davidson, who became a Director of the Company in June 1998. On October 21, 1998, Mr. Davidson and the Company executed a letter agreement pursuant to which the Company agreed to pay Mr. Davidson $1,332,000 in satisfaction of amounts owing under the agreement with WEP with respect to the MFSNT Acquisition and the related financing.

On April 24, 1998, to finance part of the non-refundable deposit for the MFSNT Acquisition, Frazier L. Gaines, the Company's then President and Chief Executive Officer, and Gideon D. Taylor, the Company's then Chairman of the Board of Directors, borrowed $5.0 million from a bank on an unsecured basis. This loan was secured by a pledge of 1,047,000 shares of Common Stock owned by Messrs. Taylor and Gaines. On July 2, 1998, to finance an additional non-refundable deposit on the MFSNT Acquisition purchase price, Messrs. Taylor and Gaines borrowed an additional $4.2 million. This loan was also secured by a pledge of 1,047,009 shares of Common Stock owned by Messrs. Taylor and Gaines. On June 11, 1998, the Company repaid both of these loans as well as agreed to pay Messrs. Taylor and Gaines $25,000 each for interest related to the loans. On July 8, 1998, Messrs. Taylor and Gaines were granted two year options to purchase 120,000 and 80,000, respectively, of the Company's Common Stock, at an exercise price of $14.00 per share, as compensation for providing the capital necessary to fund the initial deposits required to consummate the MFSNT Acquisition.

On August 11, 1998, Messrs. Taylor and Gaines each loaned the Company $1.0 million on an unsecured basis to cover certain expenses associated with the MFSNT Acquisition. These loans were repaid in full on August 17, 1998 and interest of $2,200 was paid to each Messrs. Taylor and Gaines.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On October 12, 1996, the Company acquired all of the issued and outstanding capital stock of Georgia Electric Company ("GEC"), which prior to the acquisition was owned equally by Gerry W. and J. Barry Hall (collectively, the "Halls"). Following the acquisition, Gerry Hall was elected to the board of directors of the Company, and on June 12, 1997, was elected President and Chief Executive Officer of the Company. Gerry Hall resigned as President, Chief Executive Officer and a director of the Company on March 2, 1998. The purchase price for the GEC acquisition was $3 million in cash, plus the issuance at the end of each of the next five fiscal years of a number of shares of Common Stock to be determined pursuant to a formula contained in the acquisition agreement by dividing a dollar figure derived from GEC's actual pre-tax profits and operating margins compared with target profits and margins for each such fiscal year by a discounted per share price. In the event that GEC is sold by the Company prior to the end of fiscal year 2001, the Company is obligated to issue to Gerry Hall and Barry Hall a number of shares of Common Stock having a market value (as determined in accordance with the contract) of $1 million for each year that earn-out consideration remains payable. The GEC acquisition agreement was amended in February 1998 to increase the percentage discount applicable to the price of the Common Stock for purposes of determining the number of shares to be issued with respect to each fiscal year and to limit the total market value of the shares of Common Stock which could be issued under the agreement.

In November 1997, a subsidiary of the Company assumed the obligations of Ten-Ray Utility Construction, Inc. ("Ten-Ray"), a North Carolina corporation, as contractor under two network construction contracts and paid the costs Ten-Ray had accrued under the contracts of approximately $131,000. On January 30, 1998, the Company purchased from Ten-Ray certain construction equipment used in connection with the contracts. The purchase price for the equipment was the satisfaction of Ten-Ray's bank loans secured by the equipment in the amount of $330,188, including principal and interest, which in the opinion of the executives of the subsidiary was not more than the fair market value of the equipment. Billy V. Ray, Jr., then the Company's Chief Financial Officer and currently, the Company's Chief Executive Officer, President and Acting Chief Financial Officer, beneficially owned approximately 7.7% of the voting stock of Ten-Ray and had personally guaranteed the equipment loans to the bank.

On July 1, 1997, the Company entered into a six month consulting agreement with Nelles & Associates, Inc. ("NAI"), an international telecommunications consulting firm founded by Robert C. Nelles, a Director of the Company. The consulting agreement provides for NAI to be paid $6,000 per month to provide consulting services in support of the Company's business activities for eight days per month and for Mr. Nelles to be granted options to purchase 15,000 shares of Common Stock. On January 1, 1998, the Company entered into a three month consulting agreement with NAI which provides for NAI to be paid $2,000 per month to provide consulting services in support of the Company's business activities for up to three days per month and an hourly fee for additional services. On March 6, 1998, the Company entered into a four month consulting agreement with NAI, pursuant to which Mr. Nelles served as the interim Chief Operating Officer of the Company for which the Company paid him consulting fees of $12,500 per month, provided Mr. Nelles with the use of a leased automobile and reimbursed NAI for temporary living, travel and related expenses incurred in connection with Mr. Nelles' performance of services as interim Chief Operating Officer.

See also "Compensation Committee Interlocks and Insider Participation" regarding certain related party transactions with between the Company, members of the Compensation Committee and with Mr. Frazier Gaines, the former President and Chief Executive Officer of the Company and a Director of the Company.


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

     EXHIBIT
        NO.       DESCRIPTION
     --------     -----------

         2.1 Asset Purchase Agreement, dated November 26, 1997, among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI Acquisitions, Inc. and COMSAT Corporation (l)

         2.2 Indemnification Agreement, dated February 25, 1998, among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI Acquisitions, Inc. and COMSAT Corporation (l)

         2.3 Stock Purchase Agreement, dated as of April 1, 1998, among Able Telcom Holding Corp., James P. Patton, Rick Boyle and Claiborne K. McLemore III (2)

         2.4 Closing Memorandum and Schedule, dated April 1, 1998, among Able Telcom Holding Corp., James P Patton, Rick Boyle and Claiborne K. McLemore III (2)


         2.5 Agreement and Plan of Merger by and among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of April 22,1998 (9)

         2.5.1 Amendment to Agreement and Plan of Merger among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of July 2, 1998 (10)

         2.5.1.1 Amendment No. 2 dated as of July 21, 1998 to Agreement and Plan of Merger among WS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. (11)


         2.5.1.2 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated as of September 9, 1998 (13)

         2.5.1.3 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated January 26, 1999


         2.5.2 Promissory Note of Able Telcom Holding Corp. dated July 2, 1998 to MFS Communications Company, Inc. (10)


         2.5.2.1 11.5% Promissory Note between Able Telcom Holding Corp. and WorldCom Network Services, Inc. dated as of September 1, 1998

         2.5.3 Stock Pledge Agreement dated as of July 2, 1998 by Able Telcom Holding Corp. in favor of WorldCom, Inc. (10)

         2.5.4 Master Services Agreement between WorldCom Network Services, Inc. and NIFS Network Technologies, Inc. dated as of July 2, 199 8 (exhibits omitted) (11)


         2.5.5 Assumption and Indemnity Agreement dated as of July 2, 1998 among Able Telcom Holding Corp., WorldCom, Inc., MFS Communications Company, Inc., MFS Intelenet, Inc.,
                  MFS Datanet, Inc., MFS Telcom, Inc. and MFS Communications, Ltd. (schedule omitted) (10)


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


         4.15 Securities Purchase Agreement by and between the Sellers, as defined, and Cotton Communications, Inc. dated February 17, 1999


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


(7)      Not used.

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

(12) Incorporated by reference to Exhibit I to the Company's Current Report on Form 8-K (File No. 0-21986), dated September 7, 1998, as filed with the Commission on September 14, 1998.

(13) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended July 31, 1998, as filed with the Commission on September 21, 1998, as amended by Form 10-Q/A, as filed with the Commission on October 13,1998.

(14) Incorporated by reference to an exhibit to the Company's Form S-1 (file no. 333-65991), as filed with the commission of October 22, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ABLE TELCOM HOLDING CORP.


               BY:   /s/  BILLY V. RAY, JR.                March 1, 1999
                     ----------------------------
                     BILLY V. RAY, JR., President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                         TITLE                                                 DATE SIGNED


/s/    BILLY V. RAY, JR.           President, Chief Executive Officer and                 March 1, 1999
       -----------------------     Director (Principal Executive Officer and
       BILLY V. RAY, JR.           Acting Principal Financial Officer)


/s/    MICHAEL ARP                 Financial Vice President                               March 1, 1999
       ----------------------      (Principal Accounting Officer)
       MICHAEL ARP

/s/    C. FRANK SWARTZ             Chairman and Director                                  March 1, 1999
       -----------------------
       C. FRANK SWARTZ

/s/    FRAZIER L. GAINES           Director                                               March 1, 1999
       ----------------------
       FRAZIER L. GAINES

/s/    THOMAS M. DAVIDSON          Director                                               March 1, 1999
       ----------------------
       THOMAS M. DAVIDSON

                                   Director
       ----------------------
       GIDEON D. TAYLOR


                                   Director
       -----------------------
       JONATHAN A. BRATT


/s/    ROBERT H. YOUNG             Director                                               March 1, 1999
       -----------------------
       ROBERT H. YOUNG


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

                                                   /s/ Ernst & Young LLP

West Palm Beach, Florida
January 19, 1998

                       ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS--OCTOBER 31, 1998 AND 1997

                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                         ASSETS                                                 1998          1997
                                         ------                                                 ----          ----

CURRENT ASSETS:
    Cash and cash equivalents                                                                $  13,544     $  6,230
    Accounts receivable, net of allowances for bad debts of $866
        and $686 at October 31, 1998 and 1997, respectively                                     64,159       13,399
    Costs and profits in excess of billings on uncompleted contracts                           105,478        5,615
    Prepaid expenses and other                                                                   2,641        1,766
                                                                                               -------       -------
        Total current assets                                                                   185,822       27,010
                                                                                               -------       -------
PROPERTY AND EQUIPMENT:
    Land and buildings                                                                           4,473        1,415
    Equipment, furniture and fixtures                                                           42,522       19,982
                                                                                               -------       -------
                                                                                                46,995       21,397
    Less- Accumulated depreciation                                                             (14,921)      (8,283)
                                                                                               -------       ------
        Property and equipment, net                                                             32,074       13,114
                                                                                               -------       ------


OTHER ASSETS:
    Goodwill, net of accumulated amortization of $2,162 and $1,200
        at October 31, 1998 and 1997, respectively                                              31,374        8,341
    Assets held for sale                                                                        38,750            -
    Other                                                                                        2,740        1,881
                                                                                               -------       ------
        Total other assets                                                                      72,864       10,222
                                                                                               -------       -------
        Total assets                                                                         $ 290,760     $ 50,346
                                                                                               =======       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                        $  15,047     $  3,154
    Accounts payable and accrued liabilities                                                    61,376        8,649
    Billings in excess of costs and profits on uncompleted contracts                            57,439          291
    Reserves for losses on uncompleted contracts                                                25,390            -
    Notes payable shareholders/directors                                                         1,182          875
                                                                                               -------       ------
        Total current liabilities                                                              160,434       12,969
    Long-term debt, excluding current portion                                                   76,047       14,140
    Other                                                                                        2,737        1,277
                                                                                               -------       ------
        Total liabilities                                                                      239,218       28,386
                                                                                               -------       ------


COMMITMENTS AND CONTINGENCIES (Note 8)

CONVERTIBLE PREFERRED STOCK
    Series A redeemable preferred stock, $.10 par value, 995 shares issued and
        outstanding in 1997                                                                          -        6,713
    Series B preferred stock, $.10 par value, (aggregate liquidation value of $17,820,000), 4,000 shares authorized; 3,564 shares issued
        and outstanding in 1998                                                                 11,325            -
                                                                                               -------       ------
        Total convertible preferred stock                                                       11,325        6,713
                                                                                               -------       ------
SHAREHOLDERS' EQUITY:
    Preferred stock, 1,000,000 shares authorized, 5,200 shares issued                                -            -
    Common stock, $.001 par value, authorized 25,000,000 shares;
        11,065,670 and 8,580,422 shares issued and outstanding at
        October 31, 1998 and 1997, respectively                                                     11            9
    Additional paid-in-capital                                                                  40,564       15,096
    Senior Subordinated Note warrants                                                            1,244            -
    WorldCom stock options                                                                       3,490            -
    WorldCom phantom stock                                                                         606            -
    Retained earnings (deficit)                                                                 (5,698)         142
                                                                                               -------       ------
        Total shareholders' equity                                                              40,217       15,247
                                                                                               -------       ------
        Total liabilities and shareholders' equity                                           $ 290,760     $ 50,346
                                                                                              ========      =======

 The accompanying notes are an integral part to these consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                          1998        1997       1996
                                                                          ----        ----       -----

REVENUES                                                                $ 217,481   $ 86,334    $ 48,906
COSTS AND EXPENSES:
     Cost of revenues                                                     179,505     68,164      40,486
     General and administrative                                            18,692      8,780       8,404
     Depreciation                                                           6,638      4,124       2,411
     Amortization                                                             962        408         339
     Charges and transaction/translation losses related to
        Latin American operations                                             275         17       3,553
                                                                          -------     ------      ------
        Total costs and expenses                                          206,072     81,493      55,193
                                                                          -------     ------      ------
INCOME (LOSS) FROM OPERATIONS                                              11,409      4,841      (6,287)


OTHER (INCOME) EXPENSE, NET:
     Interest expense, including amortization of discount of $157
        in 1998                                                             5,534      1,565       1,350
     Interest and dividend income                                            (342)      (449)       (270)
     Other                                                                   (320)      (152)         32
                                                                            -----      -----       ------
     Total other expense, net                                               4,872        964       1,112
                                                                            -----      -----       -----
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                                                  6,537      3,877      (7,399)
PROVISION (BENEFIT) FOR INCOME TAXES                                        3,405        727        (891)
                                                                            -----      -----       ------
INCOME (LOSS) BEFORE MINORITY INTEREST                                      3,132      3,150      (6,508)
MINORITY INTEREST                                                             618        293        (598)
                                                                            -----      -----       ------
NET INCOME (LOSS)                                                           2,514      2,857      (5,910)
PREFERRED DIVIDENDS                                                          (341)      (260)          -
BENEFICIAL CONVERSION PRIVILEGE OF PREFERRED STOCK                         (8,013)    (1,266)          -
                                                                          -------     ------      ------
INCOME (LOSS) APPLICABLE TO COMMON STOCK                                 $ (5,840)   $ 1,331     $(5,910)
                                                                           ======      =====       =====
INCOME (LOSS) PER COMMON SHARE:
     Basic                                                                $ (0.59)    $ 0.16     $ (0.71)
                                                                       ===========  =========  ==========
     Diluted                                                              $ (0.59)    $ 0.16     $ (0.71)
                                                                       ===========  =========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING - basic                             9,907,060  8,504,972   8,361,458
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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

             (in thousands, except common stock shares and amounts)


                                                                                    Common Stock        Additional   Subordinated
                                                                            ------------------------      Paid-In        Notes
                                                                                 Shares       Amount      Capital      Warrants
                                                                            ------------    --------    ----------   ------------
BALANCE, November 1, 1995                                                      8,193,212    $  8,193     $ 12,790    $     -
    Issuance of common stock to
       directors in connection with acquisition                                   10,000          10           43          -
    Change in unrealized loss on investments                                           -           -            -          -
    Net loss                                                                           -           -            -          -
                                                                            ------------    --------     --------    -------
BALANCE, October 31, 1996                                                      8,203,212       8,203       12,833          -
    Issuance of common stock in connection with acquisition                      108,489         108          620          -
    Issuance of common stock for services                                          2,000           2           12          -
    Issuance of common stock for exercise of options                             262,240         262          732          -
    Compensation recognized on stock options                                           -           -          338          -
    Issuance of common stock for conversion of
       convertible preferred shares                                                4,481           4           34          -
    Changes in unrealized loss on investments                                          -           -            -          -
    Convertible preferred dividends paid                                               -           -            -          -
    Embedded dividend recognized on convertible
       preferred shares                                                                -           -            -          -
    Tax benefit from exercise of options                                               -           -          527          -
    Net income                                                                         -           -            -          -
                                                                            ------------    --------     --------    -------


BALANCE, October 31, 1997                                                      8,580,422       8,579       15,096          -
    Issuance of common stock for GEC earnout                                     204,440         204        1,278          -
    Compensation expense for below market options                                      -           -           93          -
    Issuance of common stock for exercise of options                             351,935         352        2,071          -
    Dividends on Series A preferred stock                                              -           -            -          -
    Embedded dividend recognized on Series A
       convertible preferred shares                                                    -           -            -          -
    Issuance of common stock for conversion of
       Series A convertible preferred shares                                     920,946         921        6,817          -
    Valuation of subordinated note warrants                                            -           -            -      1,244
    Valuation of Series B Preferred Stock warrants                                     -           -        5,400          -
    Beneficial conversion privilege applicable to Series B Preferred Stock             -           -        7,909          -
    Valuation of WorldCom options                                                      -           -            -          -
    Valuation of WorldCom phantom stock awards                                         -           -            -          -
    Issuance of common stock for conversion of
       Series B Preferred Stock                                                1,007,927       1,008        1,384          -
    Dividends on Series B preferred stock                                              -           -            -          -
    Tax benefit from exercise of options                                              -           -          516          -
    Net income                                                                         -           -            -          -
                                                                            ------------    --------     --------    -------

BALANCE, October 31, 1998                                                     11,065,670    $ 11,064     $ 40,564    $ 1,244
                                                                            ============    ========     ========    =======

                                                                                                           Unrealized
                                                                                                             Loss on    Retained
                                                                               WorldCom       WorldCom     Investments  Earnings
                                                                            Stock Options  Phantom Stock  Net of Taxes  (Deficit)
                                                                            -------------  -------------  ------------  --------
BALANCE, November 1, 1995                                                     $     -         $   -          $ (53)     $  4,721
    Issuance of common stock to
       directors in connection with acquisition                                     -             -              -             -
    Change in unrealized loss on investments                                        -             -             (1)            -
    Net loss                                                                        -             -              -        (5,910)
                                                                              -------         -----          -----      --------
BALANCE, October 31, 1996                                                           -             -            (54)       (1,189)
    Issuance of common stock in connection with acquisition                         -             -              -             -
    Issuance of common stock for services                                           -             -              -             -
    Issuance of common stock for exercise of options                                -             -              -             -
    Compensation recognized on stock options                                        -             -              -             -
    Issuance of common stock for conversion of
       convertible preferred shares                                                 -             -              -             -
    Changes in unrealized loss on investments                                       -             -             54             -
    Convertible preferred dividends paid                                            -             -              -          (260)
    Embedded dividend recognized on convertible
       preferred shares                                                             -             -              -        (1,266)
    Tax benefit from exercise of options                                            -             -              -             -
    Net income                                                                      -             -              -         2,857
                                                                              -------         -----          -----      --------
BALANCE, October 31, 1997                                                           -             -              -           142
    Issuance of common stock for GEC earnout                                        -             -              -             -
    Compensation expense for below market options                                   -             -              -             -
    Issuance of common stock for exercise of options, net of tax benefit            -             -              -             -
    Dividends on Series A preferred stock                                           -             -              -           (79)
    Embedded dividend recognized on Series A
       convertible preferred shares                                                 -             -              -          (104)
    Issuance of common stock for conversion of
       Series A convertible preferred shares                                        -             -              -             -
    Valuation of subordinated note warrants                                         -             -              -             -
    Valuation of Series B Preferred Stock warrants                                  -             -              -             -
    Beneficial conversion privilege applicable to Series B Preferred Stock          -             -              -        (7,909)
    Valuation of WorldCom options                                               3,490             -              -
    Valuation of WorldCom phantom stock awards                                      -           606              -
    Issuance of common stock for conversion of
       Series B Preferred Stock                                                     -             -              -             -
    Dividends on Series B preferred stock                                           -             -              -          (262)
    Net income                                                                      -             -                        2,514
                                                                              -------         -----          -----      --------
BALANCE, October 31, 1998                                                     $ 3,490         $ 606          $   -      $ (5,698)
                                                                              =======         =====          =====      ========
                                                                              Total
                                                                            --------
BALANCE, November 1, 1995                                                   $ 17,466
    Issuance of common stock to
       directors in connection with acquisition                                   43
    Change in unrealized loss on investments                                      (1)
    Net loss                                                                  (5,910)
                                                                            --------
BALANCE, October 31, 1996                                                     11,598
    Issuance of common stock in connection with acquisition                      621
    Issuance of common stock for services                                         12
    Issuance of common stock for exercise of options                             732
    Compensation recognized on stock options                                     338
    Issuance of common stock for conversion of
       convertible preferred shares                                               34
    Changes in unrealized loss on investments                                     54
    Convertible preferred dividends paid                                        (260)
    Embedded dividend recognized on convertible
       preferred shares                                                       (1,266)
    Tax benefit from exercise of options                                         527
    Net income                                                                 2,857
                                                                            --------
BALANCE, October 31, 1997                                                     15,247
    Issuance of common stock for GEC earnout                                   1,278
    Compensation expense for below market options                                 93
    Issuance of common stock for exercise of options                           2,071
    Dividends on Series A preferred stock                                        (79)
    Embedded dividend recognized on Series A
       convertible preferred shares                                             (104)
    Issuance of common stock for conversion of
       Series A convertible preferred shares                                   6,818
    Valuation of subordinated note warrants                                    1,244
    Valuation of Series B Preferred Stock warrants                             5,400
    Beneficial conversion privilege applicable to Series B Preferred Stock         -
    Valuation of WorldCom options                                              3,490
    Valuation of WorldCom phantom stock awards                                   606
    Issuance of common stock for conversion of
       Series B Preferred Stock                                                1,385
    Dividends on Series B preferred stock                                       (262)
    Tax benefit from exercise of options                                         516
    Net income                                                                 2,514
                                                                            --------
BALANCE, October 31, 1998                                                   $ 40,217
                                                                            ========



The accompanying notes are an integral part to these consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED (IN THOUSANDS):

                                                                   1998                 1997               1996
                                                                  -------              ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $ 2,514              $2,857            $(5,910)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities,
     net of effects of acquisitions:
       Depreciation                                                 6,638               4,532              2,750
       Amortization                                                   962
       Bad debt expense                                              --                   160              1,094
       Translation/transaction Losses                                 275                  17              1,180
       Deferred income taxes                                          717                 727               (891)
       Minority interest                                              618                 293               (598)
       Write down of Latin American assets                           --                  --                1,593
       Compensation recognized for conversion
         of stock options                                              93                 338               --
       Reduction in revenue for litigation                           --                  (433)              --
       Other - net                                                    156                  10                313
                                                                  -------              ------             ------
                                                                   11,973               8,501               (469)
   Changes in assets and liabilities,
     net of effects from acquisitions:
       Decrease in accounts receivable                              2,694                 842              1,855
       Increase in costs and profits in
         excess of billings on
         uncompleted contracts                                    (16,987)             (4,661)              (829)
       Decrease in inventory                                        2,602                 118              1,871
       Decrease (increase) in other current assets                   (268)                313                340
       Decrease (increase) in other assets                          1,247                (280)              (287)
       Increase (decrease) in accounts payable
         and accrued expenses                                       2,273                (199)               160
       Increase (decrease) in billings
         in excess of costs and estimated
         profits on uncompleted contracts                             569                (927)               681
       Increase in other liabilities                                2,789                 230               --
                                                                  -------              ------             ------
       Cash Provided by Operating Activities                        6,892               3,937              3,322
                                                                  -------              ------             ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                       (9,966)             (4,487)            (2,557)
   Net proceeds from sale of assets                                    90                  96                129
   Sales of investments                                                 0                 567               --
   Cash acquired in acquisitions                                    4,661                 404              1,761
   Cash paid for acquisitions                                      (8,681)             (3,000)            (3,500)
                                                                  -------              ------             ------
       Net cash used in investing activities                      (13,896)             (6,420)            (4,167)
                                                                  -------              ------             ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit                                50,518              (4,626)             1,254
   Payment of shareholder/directors loans                          (2,925)               (250)              (500)
   Borrowings from shareholder/directors                            2,050                --                  500
   Proceeds from long-term debt                                    10,000              11,014              4,547
   Proceeds from debt to finance acquisition                       10,000               3,000              3,000
   Repayments on long-term debt                                   (74,388)             (9,272)            (6,251)
   Distributions to minority interests                               (502)               (293)              (210)
   Foreign currency translation adjustment                           (275)                (17)              (779)
   Proceeds from the issuance of preferred
     stock, net                                                    18,110               5,418               --
   Proceeds from the exercise of stock options                      2,071                 732               --
   Dividends paid                                                    (341)               (260)              --
                                                                  -------              ------             ------
Net cash provided by financing activities                          14,318               5,446              1,561
                                                                  -------              ------             ------
Effect of exchange rate changes on cash
  and cash equivalents                                                --                  --                (401)
Increase in cash and cash equivalents                               7,314               2,963                315
Cash and cash equivalents at beginning of year                      6,230               3,267              2,952
                                                                  -------              ------             ------
Cash and cash equivalents at end of year                          $13,544              $6,230             $3,267
                                                                  =======              ======             ======
Supplemental disclosures of cash flow information:
   Valuation of warrants                                          $ 6,644              $  --              $  --
   Discount on preferred stock                                      7,909                 --                 --
   Conversion of Series B Preferred Stock                           1,385                 --                 --
   Conversion of Series A Preferred Stock                           6,818                 --                 --
   Issuance of common stock for acquisition                         1,278                 621               43
   Issuance of common stock for services                              --                   11               --
   GEC earnout                                                     (4,595)             (1,278)              --
   Compensation recognized on below market options                     93                 338               --
   Valuation of below market options on acquisition                 4,096                --                 --
   Cash paid for:
      Interest                                                      4,226               1,684              1,120
      Income taxes                                                     29                --                 --


                            ABLE TELCOM HOLDING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1998

1.  THE COMPANY:

Able Telcom Holding Corp. ("Able Telcom" or the "Company") develops, builds and maintains communications systems for companies and governmental authorities. The Company is headquartered in West Palm Beach, Florida, and operates its subsidiaries throughout the United States, as well as in areas of South America. The Company has three main organizational groups:

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

STOCK BASED COMPENSATION


The Company accounts for its stock based compensation plan under Accounting Principle Board Opinion No. 25, ("APB No. 25")"Accounting for Stock Issued to Employees," and relating interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Acounting for Stock-Based Compensation." See Note 12.


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


The difference between the Company's weighted average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options and convertible securities. There are no significant differences in the numerator of the Company's computations of basic and diluted earnings per share for any period presented. The effect of securities that could dilute basic earnings per share would be antidilutive for all periods presented. The Company has potentially dilutive securities that could have a dilutive effect in the future. Those securities include warrants related to the Series A Preferred Stock, Series B Preferred Stock, stock options, warrants and phantom stock awards.

FAIR VALUE FINANCIAL INSTRUMENTS

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Companies are also required to report comparative totals for comprehensive income in interim reports. The Company will report comprehensive income commencing in fiscal year 1999.

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

3.  ACQUISITIONS

On July 2, 1998, the Company acquired the network construction and transportation systems business of MFSNT from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement. The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million, as described below.

In conjunction with the acquisition of MFSNT, the Company granted an option to WorldCom (the "WorldCom Option") to purchase up to 2,000,000 shares of the Company's common stock, at an exercise price of $7.00 per share, but subject to a 1,817,941 share maximum limitation, and the right to receive upon satisfaction of certain conditions phantom stock awards (the "Phantom Stock Awards") equivalent to 600,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option. The WorldCom Phantom Stock Awards are exercisable only on the following three days: July 2, 1999, July 2, 2000, or July 2, 2001. WorldCom will be entitled to receive any appreciation of the Common Stock over a base price of $5 3/32 per share, but in no event shall the maximum payment exceed $25.00 per share. The fair values of the WorldCom Option and Phantom Stock Awards were estimated at the date of grant at $3.5 million and $0.6 million, respectively, and are included as a component of the total consideration paid for the acquisition of MFSNT.



Subsequent to October 31, 1998, the Company and WorldCom agreed to convert the WorldCom Option to stock appreciation rights with similar terms and provisions, except that the stock appreciation rights provide for the payment of cash to WorldCom based upon the appreciation of the Company's common stock over a base price of $7.00 per share. The stock appreciation rights may revert back to the Option if certain shareholder approvals are received.


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

Pro Forma Financial Information (Unaudited)

Unaudited pro forma financial information for the Company is presented below as if the Company's acquisitions had taken place as of November 1, for each of the respective years (in thousands, except per share amounts):


                                       Years Ended October 31,
                                      ------------------------
                                      1998       1997      1996
                                      ----       ----      ----

        Revenues                    $401,400   $457,820   $85,095
        Net loss                     (29,993)   (14,127)   (1,346)
        Loss applicable to common
             stock                   (38,347)   (15,653)   (1,346)
        Loss applicable to common
             stock per share           (3.87)     (1.84)     (.17)


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


Uncompleted contracts consist of the following at October 31, (in thousands):

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
                                                   ========          ========

Included in the accompanying balance sheets under the following headings at October 31, (in thousands):


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

7.  DEBT:


The Company's debt consist of the following at October 31, (in thousands):


                                                                                     1998                             1997
                                                                                     ----                             ---


    Note payable to bank under Revolving Credit Facility, maturing on
       June 20, 2001, interest payment dates and rates vary (7.69 percent at October 31, 1998), secured by the Company's existing and future
       restricted subsidiaries, excluding MFSNT                                      $     35,000                    $     -

    Note payable to WorldCom maturing on December 15, 2000, interest is
       payable quarterly at an annual rate of 11.5 percent                                 30,000                          -

    Senior Subordinated Notes, annual payments of $5.0 million on January 6,
       2004 and 2005, 12 percent interest per annum, in arrears, paid
       semi-annually                                                                       10,000                          -

    Notes payable to a bank, payable in monthly installments aggregating approximately $47,161, interest payable monthly ranging from
       2.0 to 8.75 percent secured by substantially all the assets of
       the Company                                                                            491                      3,560

    Notes payable to former owner of Dial payable in monthly installments
       of principal and interest of 8.75 percent at October 31, 1998                          369                        669

    Bank lines of credit, $6.0 million maturing on March 1, 1998, interest payable monthly at prime (8.75 percent at October 31, 1997) secured
       by substantially all the assets of the Company                                           -                      6,000

    Notes payable to banks, payable in monthly installments of principal and interest of 8.5 percent at October 31, 1997, secured by real and
       personal property of GEC                                                                 -                      2,500

    Mortgage note payable to a bank, payable in monthly installments
       of $1,604 plus interest at prime (8.75 percent at October 31, 1997)                      -                        269

    Notes payable to bank, payable in monthly installments
       of principal and interest at prime (8.75 percent at October 31,
       1997), secured by real and personal property of Dial                                     -                      2,876

    Notes payable to banks, payable in monthly installments of principal and interest at prime (8.75 percent at
       October 31, 1997), secured by related equipment                                          -                        385

    Notes payable to bank, payable in monthly installments of
       principal and interest at prime (8.75 percent at October 31,
       1997), secured by related equipment                                                      -                        511
                                                                                           ------                    -------
                                                                                           75,860                     16,770

    Property taxes payable under certain contractual agreements at the present value of estimated amounts payable over 20 years discounted
       at 15 percent, payments to commence in fiscal year 1999                             15,000                          -
    Capital leases                                                                          1,321                        524
                                                                                           ------                    -------
                                                                                           92,181                     17,294
    Less- Discount on Senior Subordinated Notes                                            (1,087)                         -
                                                                                           ------                    -------
                                                                                           91,094                     17,294
    Less- Current portion                                                                 (15,047)                    (3,154)
                                                                                           ------                    -------
    Long-term debt, excluding current portion                                            $ 76,047                    $14,140
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

SENIOR SUBORDINATED NOTES


Effective January 6, 1998, the Company issued $10.0 million of unsecured 12 percent Senior Subordinated Notes due January 6, 2005 (the "Senior Subordinated Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share, which were valued at approximately $1.2 million resulting in a corresponding discount applicable to the Senior Subordinated Notes which is being amortized to interest expense over the life of such notes. The agreement, pursuant to which the Senior Subordinated Notes were issued, contains covenants which require, among other conditions, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. At October 31, 1998, the Company was in violation of certain of the covenants in the Senior Subordinated Note agreement. These notes were purchased from the holder of these notes subsequent to October 31, 1998, which will be accounted for as a redemption by the Company. See Note 17.


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

SERIES B PREFERRED


Effective June 30, 1998 (the "Closing"), the Company completed a private offering (the "Offering") of 4,000 shares of $0.10 par value, nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Stock") which bear annual dividends of 4 percent, and warrants to purchase 1,000,000 shares of the Company's common stock at $19.80 per share for a period of five years from the date of grant (the "Warrants"). Net proceeds from the Offering totaled $18.1 million. In general, the conversion amount of each share of Series B Preferred Stock is convertible into shares of the Company's common stock commencing on June 30, 1998, at 97 percent of the lesser of the (i) average of the low trading prices for any three days during the twenty-two (22) trading days immediately preceding the conversion date, or (ii) the low trading price on the day immediately preceding the conversion date, subject to a minimum equal to 95 percent of such conversion price. The conversion amount of each share of Series B Preferred Stock is equal to $5,000 plus any unpaid dividends thereon. Unless waived by a holder on not less than 61 days prior written notice, no holder may convert an amount which would result in such holders and its affiliates' beneficial ownership exceeding 4.99 percent of the then outstanding common stock of the Company.

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


Subsequent to October 31, 1998, 2,785 shares were acquired from the holders of this stock by an affiliate of the Company. See Note 17.

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

11. INCOME TAXES:

An analysis of the components of income (loss) before income taxes and minority interest and the related provision (benefit) for income taxes is presented below (in thousands):

                                           1998        1997        1996
                                          ------     -------     -------

         Domestic                         $6,084      $3,304     $(3,770)
         Foreign                             453         573      (3,629)
                                          ------      ------     -------

                                          $6,537      $3,877     $(7,399)
                                          ======      ======     ========
         Provision (benefit) for
           income taxes:
           Federal
             Current                      $1,937      $    -     $     -
             Deferred                        792         657        (969)
           State
             Current                         751           -           -
             Deferred                        (75)         70        (167)
           Foreign
             Current                           -           -           -
             Deferred                          -           -         245
                                          ------      ------     -------
         Provision (benefit) for income
             taxes                        $3,405      $  727     $  (891)
                                          ======      ======     ========

Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:


                                              1998      1997          1996
                                              ----      ----          ----
         Provision (benefit) tax at
             federal statutory rate            34%       34%          (34)%

         State income tax, net                  7         .2             4
         Non-deductible goodwill                4          4             2
         Reduction in valuation
             Allowance                          -          -            (1)

         Foreign operations, net                4        (20)           22

         Other items, net                       3        3.8            (5)
                                               --        ---           ---
         Effective income tax rate             52%        22%          (12)%
                                               ==        ===           ===


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                        1998           1997
                                                       ------         ------
         Deferred tax assets-
             Reserve for bad debts                     $  312         $  135
             Net operating loss carryforward                -          1,143
             Foreign tax credit carryforwards               -            424
             Other                                        747             69
                                                       ------         ------
                                                        1,059          1,771
                                                       ------         ------
         Deferred tax liabilities-
             Plant, property and equipment               (755)          (660)
             Investment in foreign subsidiaries             -           (129)
             Other                                        (39)             -
                                                       ------         ------
                                                         (794)          (789)
                                                       ------         ------
         Net deferred tax asset                        $  265         $  982
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
                                              ================================




In addition, stock options have been granted to certain officers prior to the adoption of the Plan and to certain employees of the Company outside of the Plan. During fiscal 1992, an option to purchase 260,000 shares of the Company's common stock at $0.05 per share was granted to a director of the Company. In addition, in fiscal 1993, an officer was granted an option to purchase 100,000 shares of common stock at $0.50 per share and a financial consultant for the Company was granted a total of 200,000 shares at an average price of $3.38 per option, all of which were exercised prior to October 31, 1996. During fiscal 1995, options to purchase 100,000 shares at the fair market value of $4.83 per share were granted to an officer, pursuant to an employment agreement. During fiscal 1996, options to purchase 40,000 were granted to an employee at an option price of $6.44 per share, which was above the fair market value at the date of grant ($6.00). During fiscal 1998, options to purchase 160,000 shares of the Company's common stock were granted to members of the Company's Board of Directors at option prices of $6.20 or $11 15/16 per share, and 150,000 options were granted to certain employees of the Company at an option price of $14.00 per share.

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


FASB issued SFAS No. 123 in 1995, which requires expanded disclosures of stock based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value of the equity instrument. Under SFAS No. 123, companies are permitted to apply APB No. 25 which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB No. 25. Under APB No. 25, to the extent the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following is the pro forma effect on net income (loss) and earnings (loss) per share as if the Company had adopted the expense recognition requirement of SFAS No. 123:

                                          YEAR ENDED OCTOBER 31,
                                      1998         1997         1996

Proforma income (loss) applicable
   to common stock                 $ (7,303)     $ 1,121     $ (5,760)
Proforma income (loss) applicable
   to common stock per share:
       Basic                          (0.74)         .13        (0.69)


13. MAJOR CUSTOMERS/CONCENTRATION OF CREDIT RISK


In fiscal years 1997 and 1996, a significant portion of the Company's business is derived from four major customers including a governmental agency, two telephone companies and an industrial manufacturer. At October 31, 1997, the Company had accounts receivable from these customers of $3.1 million or 48% of total accounts receivable. Revenues from these customers totaled approximately $30.9 million and $22.8 million or 36% and 50% of consolidated revenues in fiscal years 1997 and 1996, respectively.


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

14. RELATED-PARTY TRANSACTIONS:


In conjunction with certain finders fees associated with the acquisition of MFSNT, the Company entered into three-year, 10 percent note for $1.3 million with a third party who subsequently became a member of the Company's Board of Directors. At October 31, 1998, the outstanding balance of this note was $1.2 million and is reflected in current liabilities in the accompanying consolidated balance sheet.


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



        INDUSTRY SEGMENTS                             1998           1997            1996
        -----------------                             ----           ----            ----

        Sales to unaffiliated customers:
            Transportation services                $ 84,022        $46,795         $22,661
            Network services                        133,459         39,539          26,245
                                                   --------        -------         -------
        Total                                      $217,481        $86,334         $48,906
                                                   ========        =======         =======

        Income (loss) from operations:
            Transportation services                $  8,220         $3,772         $(3,454)
            Network services                          3,189          1,069          (2,833)
                                                   --------        -------         -------
        Total                                      $ 11,409         $4,841         $(6,287)
                                                   ========        =======         =======
        Identifiable assets:
           Transportation services                 $ 88,340        $28,884         $25,099
           Network services                         202,420         21,462          13,820
                                                   --------        -------         -------
        Total                                      $290,760        $50,346         $38,919
                                                   ========        =======         =======
        Capital expenditures:
            Transportation services                $  3,238         $1,635          $1,275
            Network services                          6,728          2,852           2,216
                                                   --------        -------          ------
        Total                                      $  9,966         $4,487          $3,491
                                                   ========         ======          ======
        Depreciation and amortization:
            Transportation services                $  2,824         $1,710          $1,229
            Network services                          4,776          2,822           1,521
                                                   --------        -------          ------
        Total                                      $  7,600         $4,532          $2,750
                                                   ========         ======          ======
        GEOGRAPHIC AREAS

        Revenues:
          United States                            $212,152        $82,171         $45,160
          Latin America                               5,329          4,163           3,746
                                                   --------        -------         -------
        Total                                      $217,481        $86,334         $48,906
                                                   ========        =======         =======
        Income (loss) from operations:
          United States                            $ 11,310        $ 4,824         $(2,073)
          Latin America                                  99             17          (4,214)
                                                   --------        -------        --------
        Total                                      $ 11,409        $ 4,841         $(6,287)
                                                   ========        =======        ========

        Identifiable assets:
          United States                            $287,569        $47,781         $36,410
          Latin America                               3,191          2,565           2,509
                                                   --------        -------         -------
        Total                                      $290,760        $50,346         $38,919
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

17. SUBSEQUENT EVENT:


Subsequent to October 31, 1998, WorldCom advanced the Company $32.0 million for purposes of arranging the purchase of 2,785 shares, or approximately 78 percent, of the Series B Preferred Stock and the purchase of the outstanding $10.0 million of Senior Subordinated Notes. The advance accrues interest at 11.5 percent and is repayable on the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Subordinated Notes.

In connection with these transactions, the Company expects to recognize an extraordinary loss in the second quarter of fiscal year 1999 on the purchase of the Senior Subordinated Notes of approximately $3.3 million and a reduction in income applicable to common stock of approximately $10.0 million on the purchase of the Series B Preferred Stock.

In addition, the Company agreed to modify the terms of the existing Series B Preferred Stock conversion and warrant agreements which will result in a reduction in income applicable to common stock of approximately $6.0 million during the second quarter of fiscal year 1999.

WorldCom also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement. These additional advances accrue interest at 11.5 percent and are repayable to WorldCom on October 31, 2000.

Had these transactions occurred in fiscal year 1998, convertible preferred stock and selected components of shareholders' equity at October 31, 1998 would have been as follows (in thousands):

                                                           UNAUDITED
                                       AS REPORTED         PRO FORMA
                                       -----------         ---------

Convertible Preferred Stock              $11,325            $  2,475
Additional paid-in capital                40,564              50,564
Retained deficit                          (5,698)            (24,998)
Total shareholders' equity                40,217              30,917


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

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                   Years ended October 31, 1998, 1997 and 1996

                                                 BALANCE AT                      CHARGED TO                      BALANCE AT
                                                 BEGINNING                       COSTS AND                         END OF
                                                 OF PERIOD      ACQUISITIONS      EXPENSES      DEDUCTIONS         PERIOD
                                              ---------------  --------------  -------------  --------------   --------------
Allowance for doubtful accounts:
October 31, 1998                                  $   686         $    75         $   782         $   677          $   866
October 31, 1997                                      828               -             160             302              686
October 31, 1996                                      536               2             746             456              828

Restructuring charges:
October 31, 1998                                        -           2,227               -           1,720              507
October 31, 1997                                        -               -               -               -                -
October 31, 1996                                        -               -               -               -                -

Reserves for litigation and claims
October 31, 1998                                        -           5,000               -             986            4,014

Reserves for losses on uncompleted contracts
October 31, 1998                                        -          40,500               -          15,110           25,390

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
--------          -----------

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


 4.15 Securities Purchase Agreement by and between the Sellers, as defined, and Cotton Communications, Inc. dated February 17, 1999


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