Form 10-Q/A
period 1998-01-31
ABLE TELCOM HOLDING CORP
filed 1999-03-17
CIK 826411

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


                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

Item 1.           Financial Statements

                      Condensed Consolidated Balance Sheets

                                                 (Restated)
                                                 January 31,     October 31,
                                                     1998          1997
                                                -------------   -------------
                                                 (unaudited)      (Note)
Assets

Current assets:
  Cash and cash equivalents                       $ 3,971,821     $ 6,229,602
  Investments                                           ...             ...
  Accounts receivable, net                         15,314,102      13,399,327
  Inventories                                       1,156,152       1,257,218
  Costs and  profits in excess of billings on
   uncompleted contracts                            4,774,002       5,614,813
  Prepaid expenses and other                          858,162         508,591
  Deferred income taxes                                   ...             ...
                                                -------------   -------------

   Total current assets                            26,074,239      27,009,551

Property and equipment, net                        15,045,638      13,113,638

Other assets:
  Deferred income taxes                             1,503,538         981,976
  Goodwill, net                                     8,200,422       8,341,064
  Other                                             1,378,451         899,765
                                                -------------   -------------

   Total other assets                              11,082,411      10,222,805

                                                -------------   -------------
   Total assets                                   $52,202,288     $50,345,994
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

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets (Continued)

                                                 (Restated)
                                                 January 31,     October 31,
                                                     1998          1997
                                                -------------   -------------
                                                 (unaudited)      (Note)
Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt              $ 4,025,479     $ 3,154,428
  Notes payable - shareholders                           ...         875,000
  Accounts payable and accrued liabilities         9,220,304       8,418,323
  Billings in excess of costs and profits on
   uncompleted contracts                             667,212         291,165
  Customer Deposits                                  102,709         229,721
                                                -------------   -------------

   Total current liabilities                      14,015,704      12,968,637

Long-term debt, excluding current portion         15,622,982      14,139,567
Other liabilities                                  1,277,866       1,277,866
                                                -------------   -------------

   Total liabilities                              30,916,552      28,386,070

Minority Interest                                     62,331             ...

Convertible,  redeemable  preferred stock,
  $.10 par value,  authorized 1,000,000
  shares; 442 and 995 shares issued and
  outstanding  at January  31, 1998 and
  October 31, 1997, respectively                   3,343,500       6,713,314


Shareholders' equity:
  Common  stock,  $.001  par  value,
   authorized 25,000,000  shares;
   9,090,154  and  8,337,201 shares
   issued and  outstanding  at January
   31, 1998 and October 31, 1997,
   respectively                                        9,090           8,579
  Additional paid-in capital                      18,809,605      15,095,863
  Retained earnings (deficit)                       (938,790)        142,168
                                                -------------   -------------

   Total shareholders' equity                     17,879,905      15,246,610
                                                -------------   -------------

   Total liabilities and shareholders' equity    $52,202,288     $50,345,994
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

                            ABLE TELCOM HOLDING CORP.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations
                                   (unaudited)

                                          For the three months
                                            ended January  31,
                                    -----------------------------
                                       (Restated)
                                          1998          1997
                                          ----          ----

Revenues                              $ 22,267,800    $ 18,326,139
                                      ------------    ------------
Costs and expenses:
  Costs of revenues                     19,010,379      14,274,962
  General and administrative             3,196,294       1,910,110
  Depreciation and amortization          1,240,239         998,967
  Charges and
   transaction/translation losses
   related to Latin American
   operations                              (15,429)            ...
                                      ------------    ------------

   Total costs and expenses             23,431,483      17,184,039
                                      ------------    ------------

   Income (loss) from operations        (1,163,683)      1,142,100
                                      ------------    ------------

Other expense (income):
  Interest expense                         275,611         379,902
  Interest and dividend income             (73,602)        (96,509)
  Other                                    (28,353)          8,789
                                      ------------    ------------
   Total other expense (income)            173,656         292,182
                                      ------------    ------------

Income (loss) before income taxes
 and minority interest                  (1,337,339)        849,918

       Income tax expense (benefit)       (521,562)        344,679
                                      ------------    ------------
Income (loss) before minority
 interest                                 (815,777)        505,239

Minority interest                          111,221             ...
                                      ------------    ------------

Net income (loss)                         (926,998)        505,239

  Preferred stock dividends                 49,187          35,333
  Discount attributable to
   beneficial conversion
   privilege of preferred stock            104,773         133,000
                                      ------------    ------------

Income (loss) applicable to common
stock                                 $ (1,080,958)   $    336,906
                                      ============    ============

Income (loss) per common share:
  Basic (See Note 2)                  $       (.12)   $        .04
                                      ============    ============
  Diluted (See Note 2)                $       (.12)   $        .04
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

                                January 31, 1998

      The pro forma unaudited results of operations for the three months ended January 31, 1998 and 1997, assuming consummation of the purchase at the beginning of the respective periods, are as follows:

                                     For the three months
                                       ended January 31,
                                  ---------------------------
                                   (Restated)
                                      1998           1997
                                      ----           ----

      Revenues                 $22,267,800    $19,163,658
      Net income (loss)        $  (926,998)   $   528,402
      Net income (loss) per
      common share and common
      equivalent share         $      (.12)   $       .06

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

                                        Quarter ended January 31,
                                      (Restated)
                                         1998                1997
                                         ----                ----
             Proforma net
             income (loss)       $      (954,774)  $         505,239

             Proforma earnings
             (loss) Per share
               Primary                      (.11)             (.06)
               Fully diluted                (.11)             (.06)

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

                                                    For the three months ended January 31,
                                                 (Restated)
           Industry Segments                        1998          1997         1996
                                                    ----          ----         ----
           Revenues:
              Traffic management operations    $  10,781,327  $ 10,000,229  $   5,812,978
              Telecommunication network
               services                           11,486,473     8,325,910      5,765,398
                                                ------------  ------------  -------------
                  Total                        $  22,267,800  $ 18,326,139  $  11,578,375
                                                ============   ===========   ============

           Income (loss) from operations:
              Traffic management operations    $    (150,486) $    629,022  $     (85,183)
              Telecommunication network
               services                           (1,186,853)      220,896       (951,123)
                                                ------------  ------------  -------------
                  Total                        $  (1,337,339) $    849,918  $   1,036,306
                                                ============   ===========   ============

           Identifiable Assets:
              Traffic management operations    $  28,561,754  $ 25,140,056  $  20,196,358
              Telecommunication network
               services                           23,640,534    19,914,934     16,260,705
                                                ------------  ------------  -------------
                  Total                        $  52,202,288  $ 45,054,990  $  36,457,063
                                                ============   ===========   ============

           Capital Expenditures:
              Traffic management operations    $     421,072  $    394,445  $     274,097
              Telecommunication network
               services                            1,404,702       252,268        182,731
                                                ------------  ------------  -------------
                  Total                        $   1,825,774  $    646,713  $     456,828
                                                ============   ===========   ============

           Depreciation and amortization:
              Traffic management operations    $     510,913  $    385,024  $     260,016
              Telecommunication network
               services                              729,326       613,943        303,342
                                                ------------  ------------  -------------
                  Total                        $   1,240,239  $    998,967  $     563,358
                                                ============   ===========   ============

           Geographic Areas
           Revenues:
              United States                    $  20,981,423  $ 17,642,816  $  10,331,702
              Latin America                        1,286,377       683,323      1,246,673
                                                ------------  ------------  -------------
                  Total                        $  22,267,800  $ 18,326,139  $  11,578,375
                                                ============   ===========   ============

           Income (loss) from operations:
              United States                    $  (1,426,112) $    936,017  $    (114,121)
              Latin America                           88,773       (86,099)      (922,185)
                                                ------------  ------------  -------------
                  Total                        $  (1,337,339) $    849,918  $  (1,036,306)
                                                ============   ===========   ============



           Identifiable Assets:
              United States                    $  49,073,859  $ 42,333,448  $  30,943,500
              Latin America                        3,128,429     2,721,542      5,513,563
                                                ------------  ------------  -------------
                  Total                        $  52,202,288  $ 45,054,990  $  36,457,063
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

                                          For the three months ended,
                                    ------------------------------------
                                        (Restated)
                                     January 31, 1998    January 31, 1997
      Net income available to
      common  stockholders
      (numerator)                      $  (1,080,958)  $     336,906

      Weighted-average number
      of common shares
      (denominator)                        8,759,300       8,252,318

      Earnings per common
      share - basic                             (.12)           0.04

      Weighted-average number
      of common shares                     8,759,300       8,252,318
      (denominator)

      Common stock
      equivalents arising
      from stock options                      66,062         186,956

      Total shares
      (denominator)                        8,825,362       8,439,274

      Earnings per common
      share - diluted                           (.12)           0.04

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

10.   Restatement of Quarterly Amounts

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

                                        For the three months ended
                                                January 31,
                                     ----------------------------------
                                            (Restated)
                                               1998             1997
                                               ----             ----

      Revenues                                  100 %         100.00%
                                        --------------    --------------

      Cost of revenues                         85.4 %           78.0%
      General and administrative               14.4 %           10.4%
      Depreciation and amortization             5.5 %            5.5%
      Charges and
       transaction/translation
       losses relating to Latin
       American operations                      (.1)%            0.0%
      Income (loss) from operations            (5.2)%            6.2%
      Interest expense and other                1.0 %            2.1%
      Net income (loss)                        (4.2)%            2.8%

The Company reported a net loss for the first quarter ended January 31, 1998, before a reduction for the non-cash charge for the discounted conversion of the Company's convertible preferred stock (the accretive dividend) issued in December of 1996, of ($978,185) or ($.11) per share compared to net income of $469,906 or $.06 per share for the same period in 1997. These amounts are after a deduction for preferred stock dividends paid of $49,187 in the quarter ended January 31, 1998, and $35,333 for the quarter ended January 31, 1997. The reportable income was further reduced by the accretive dividend charge totaling $104,773 for the three months ended January 31, 1998, and $133,000 for the same period in the prior year.

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

General and administrative expense during the quarter ended January 31, 1998 increased $1,286,184 from $1,910,110 in 1997 to $3,196,294 in 1998.
Approximately $318,191 of the increase in general and administrative expenses for the quarter ended January 31, 1998 is attributable to the assimilation of the Dial acquisition. The remaining increase in general and administrative expenses resulted from the infrastructure growth relating to the business expansion experienced in fiscal year 1997.

The decrease in interest expense during the quarter ending January 31, 1998 reflects the change in cash management associated with use of the revolving line of credit and the payment of term debt.

Depreciation and amortization expense increased $241,272 for the quarter ended January 31, 1998 from the corresponding period in 1997. The Dial acquisition represents approximately $80,000 of the total increase for the quarter. The remaining increase resulted from the continuing improvement and updating of the Company's equipment.

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


                                          ABLE TELCOM HOLDING CORP.


March 16, 1999                            By:  /s/ Michael F. Arp
                                               -------------------------------
                                               Michael F. Arp
                                               Financial Vice President
                                               (Principal Accounting Officer

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