Form 10-Q/A
period 1998-04-30
ABLE TELCOM HOLDING CORP
filed 1999-03-17
CIK 826411

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (RESTATED)
                                                                                 APRIL 30,       OCTOBER 31,
                                                                                   1998            1997(1)
                                                                              --------------   --------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents ................................................    $ 6,053,814      $ 6,229,602
 Accounts receivable, net .................................................     24,745,172       13,399,327
 Inventories ..............................................................      3,578,516        1,257,218
 Costs and profits in excess of billings on uncompleted contracts .........      4,918,817        5,614,813
 Prepaid expenses and other current assets ................................        749,120          508,591
                                                                               -----------      -----------
  Total current assets ....................................................     40,045,439       27,009,551
Property and equipment, net ...............................................     27,631,167       13,113,638
Other assets:
 Goodwill, net ............................................................     12,592,399        8,341,064
 Other non-current assets .................................................      3,266,308        1,881,741
                                                                               -----------      -----------
  Total other assets ......................................................     15,858,707       10,222,805
                                                                               -----------      -----------
  Total assets ............................................................    $83,535,313      $50,345,994
                                                                               ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ........................................    $ 1,534,076      $ 3,154,428
 Accounts payable .........................................................      9,918,818        5,392,871
 Billings in excess of costs and profits on uncompleted contracts .........      1,962,897          291,165
 Accrued and other current liabilities ....................................     18,948,961        4,130,173
                                                                               -----------      -----------
  Total current liabilities ...............................................     32,364,752       12,968,637
Long-term debt, non-current portion .......................................     23,636,544       14,139,567
Other non-current liabilities .............................................      3,617,829        1,277,866
                                                                               -----------      -----------
  Total liabilities .......................................................     59,619,125       28,386,070
Contingencies .............................................................             --               --
Convertible, redeemable preferred stock, $.10 par value,
  authorized 1,000,000 shares; 995 shares issued and outstanding at
  October 31, 1997 ........................................................             --        6,713,314
Shareholders' equity:
 Common stock, $.001 par value, authorized 25,000,000 shares; 9,756,243 and 8,580,422 shares issued and outstanding in April 30, 1998 and
   October 31, 1997, respectively .........................................          9,756            8,579
 Additional paid-in capital ...............................................     23,734,990       15,095,863
 Dividends on preferred stock .............................................       (167,872)              --
 Retained earnings ........................................................        339,314          142,168
                                                                               -----------      -----------
  Total shareholders' equity ..............................................     23,916,188       15,246,610
                                                                               -----------      -----------
  Total liabilities and shareholders' equity ..............................    $83,535,313      $50,345,994
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

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                 ENDED APRIL 30,                       ENDED APRIL 30,
                                                       -----------------------------------   -----------------------------------
                                                          (RESTATED)                            (RESTATED)
                                                             1998               1997               1998               1997
                                                       ----------------   ----------------   ----------------   ----------------
Revenues ...........................................     $ 34,551,839       $ 20,871,009       $ 56,819,639       $ 39,197,148
Costs and expenses:
 Costs of revenues .................................       24,611,770         15,759,382         43,606,720         30,034,344
 General and administrative ........................        6,169,146          2,313,167          9,365,440          4,223,277
 Depreciation and amortization .....................        1,590,944          1,040,406          2,831,183          2,039,373
                                                         ------------       ------------       ------------       ------------
  Total costs and expenses .........................       32,371,860         19,112,955         55,803,343         36,296,994
                                                         ------------       ------------       ------------       ------------
Income from operations .............................        2,179,979          1,758,054          1,016,296          2,900,154
Other expense, net .................................          455,461            279,065            629,117            571,247
                                                         ------------       ------------       ------------       ------------
Income before income taxes and
  minority interest ................................        1,724,518          1,478,989            387,179          2,328,907
Provision for income taxes .........................          672,562            539,531            151,000            884,210
                                                         ------------       ------------       ------------       ------------
Income before minority interest ....................        1,051,956            939,458            236,179          1,444,697
Minority interest ..................................          184,560             87,480            295,781             87,480
                                                         ------------       ------------       ------------       ------------
Net income (loss)...................................          867,396            851,978            (59,602)          1,357,217
 Preferred stock dividends .........................           28,995             75,000             78,182            110,000
 Discount attributable to beneficial
   conversion privilege of preferred stock .........               --            439,600            104,773            572,600
                                                         ------------       ------------       ------------       ------------
Income (loss) applicable to common stock ...........     $    838,401       $    337,378       $   (242,557)      $    674,617
                                                         ============       ============       ============       ============
Income (loss) per common share (See Note 6):
 Basic .............................................     $       0.09       $       0.04       $      (0.03)      $       0.08
                                                         ============       ============       ============       ============
 Diluted ...........................................     $       0.09       $       0.04       $      (0.03)      $       0.08
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

     The pro forma unaudited results of operations for the three and six months ended April 30, 1998 and 1997, assuming consummation of the purchases for Dial, COMSAT and Patton at the beginning of the respective periods, are as follows:


                                                            FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                               ENDED APRIL 30,                       ENDED APRIL 30,
                                                     -----------------------------------   -----------------------------------
                                                        (RESTATED)                            (RESTATED)
                                                           1998               1997               1998               1997
                                                     ----------------   ----------------   ----------------   ----------------
Revenues .........................................     $ 40,967,740       $ 36,663,993       $ 77,001,002       $ 70,953,265
Income (loss) applicable to common stock .........     $   (646,240)      $ (1,306,192)      $ (4,046,559)      $ (2,699,115)
Income (loss) per common share--basic ............     $      (0.07)      $      (0.16)      $      (0.44)      $      (0.33)
Income (loss) per common share--diluted ..........     $      (0.07)      $      (0.16)      $      (0.44)      $      (0.33)


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



                                                                   FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                      ENDED APRIL 30,                  ENDED APRIL 30,
                                                              -------------------------------   -----------------------------
                                                                 (RESTATED)                       (RESTATED)
                                                                    1998             1997            1998            1997
                                                              ---------------   -------------   -------------   -------------
Pro forma income available to common stockholders .........     $   766,409       $ 265,386       $(342,325)      $ 574,849
Pro forma income
  Per share:
   Basic ..................................................     $      0.08       $    0.03       $   (0.04)      $    0.07
   Diluted ................................................     $      0.08       $    0.03       $   (0.04)      $    0.07


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

                  ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                  (UNAUDITED)

6. EARNINGS PER SHARE--(CONTINUED)

     The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128.

                                                     FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                       ENDED APRIL 30,                    ENDED APRIL 30,
                                               --------------------------------   -------------------------------
                                                  (RESTATED)                        (RESTATED)
                                                     1998             1997             1998             1997
                                               ---------------   --------------   --------------   --------------
Basic:
Net income available to common stockholders
  (numerator) ..............................     $   838,401      $   337,378      $  (242,557)     $   674,617
Weighted-average number of common shares
  (denominator) ............................       9,480,335        8,313,701        9,192,508        8,279,940
Earnings per common share--basic ...........     $      0.09      $      0.04      $     (0.03)     $      0.08

Diluted:
Weighted-average number of common shares
  (denominator) ............................       9,480,335        8,313,701        9,192,508        8,279,940
Common stock equivalents arising from
  stock options and warrants ...............         108,412          287,656           79,156          248,910
Total shares (denominator) .................       9,588,747        8,601,357        9,271,665        8,528,850
Earnings per common share--diluted .........     $      0.09      $      0.04      $     (0.03)     $      0.08

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

9. RESTATEMENT OF QUARTERLY AMOUNTS

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

                                             FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                ENDED APRIL 30,               ENDED APRIL 30,
                                          ---------------------------   ---------------------------
                                           (RESTATED)                    (RESTATED)
                                              1998           1997           1998           1997
                                          ------------   ------------   ------------   ------------
Revenues ..............................       100.00%        100.00%        100.00%        100.00%
Cost of revenues ......................        71.23%         75.51%         76.75%         76.62%
General and administrative ............        17.85%         11.08%         16.48%         10.78%
Depreciation and amortization .........         4.60%          4.99%          4.98%          5.20%
Income from operations ................         6.32%          8.42%          1.79%          7.40%
Net income ............................         2.51%          4.08%         (0.01)%         3.46%

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


     As a percentage of revenues, cost of revenues decreased from 75.51% to 71.23% for the three months ended April 30, 1998 compared to the same three month period in the prior year. This decrease is due primarily to improved margins within the traffic management group related to the acquisition of COMSAT due to the reversal of some of the reserves established in connection with the acquisition as income from the contracts is recognized. For the six months ended April 30, 1998 and 1997, cost of revenues as a percentage of revenues remained relatively constant. This is due to increased costs related to the telecommunications services group resulting from tighter margins and competition in the telecommunications industry, as well as inclement weather which restricted some work during the winter months, offset by decreased costs related to the traffic management group related to the acquisition of COMSAT's operations.

     General and administrative expenses increased $3.9 million from $2.3 million to $6.2 million for the three months ended April 30, 1998 compared to the same period in the previous year. For the six months ended April 30, 1998, general and administrative expenses were $9.3 million, an increase of $5.2 million over the same period in the prior year. These increases are due to the overall increase in the management structure, at the corporate level as well as the division offices, necessary to support the Company's increased revenues in accordance with the Company's strategic objective of growth through acquisition.

     As a percentage of revenues, depreciation and amortization expense decreased from 4.99% in the three months ended April 30, 1998 to 4.60% for the three months ended April 30, 1997. In addition, for the six month periods ended April 30, 1998 and 1997, depreciation and amortization expense, as a percentage of revenues, decreased from 5.20% to 4.98%, respectively. This decrease, as a percentage of revenues, is due to the significant increase in revenues which did not require the same percentage increase in capital assets to support the operations of the Company.


     The Company has provided income taxes at a rate which approximates the rate used when applying federal and state statutory tax rates to pre-tax income, after adjusting for the amortization of nondeductible goodwill.


     For the quarter ended April 30, 1998, net income for the Company was $0.9 million compared to net income of $0.9 million in the quarter ended April 30, 1997. For the six months ended April 30, 1998, net income was $(0.1) million compared to $1.4 million for the same period in 1997.

     Income applicable to common stock was $0.8 million and $(0.2) million for the three and six months ended April 30, 1998, respectively, compared to $0.3 million and $0.7 million for the three and six months ended April 30, 1997, respectively. On a diluted basis, income per common share increased from $0.04 to $0.09 per share for the three months ended April 30, 1998 as compared to 1997 and decreased from $0.08 to $(0.03) per share for the six months ended April 30, 1998 as compared to 1997.


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

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.

                            ABLE TELCOM HOLDING CORP.

                                  (REGISTRANT)

March 16, 1999             By:  /S/    MICHAEL F. ARP
                                ---------------------
                                 Michael F. Arp
                            Financial Vice President
                         (Principal Accounting Officer)