Form 10-Q/A
period 1998-07-31
ABLE TELCOM HOLDING CORP
filed 1999-03-17
CIK 826411

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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                         (RESTATED)
                                                                          JULY 31,           OCTOBER 31,
                                                                            1998                1997(1)
                                                                          ---------          ----------
ASSETS
Currents Assets:
  Cash and cash equivalents........................................    $  5,078,750         $ 6,229,602
  Accounts receivable, net.........................................      59,696,806          13,399,327
  Inventories......................................................      22,016,046           1,257,218
  Costs and profits in excess of billings on uncompleted contracts      100,816,707           5,614,813
  Prepaid expenses and other current assets........................       2,281,426             508,591
                                                                       ------------         -----------
      Total current assets.........................................     189,889,735          27,009,551
Property and equipment, net........................................      27,734,542          13,113,638
Other assets:
  Goodwill, net....................................................      14,156,511           8,341,064
  Other non-current assets.........................................       3,272,577           1,881,741
                                                                       ------------         -----------
      Total other assets...........................................      17,429,088          10,222,805
                                                                       ------------         -----------
      Total assets.................................................    $235,053,365         $50,345,994
                                                                       ============         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term-debt................................    $  6,340,229         $ 3,154,428
  Accounts payable.................................................      29,197,037           5,392,871
  Billings in excess of costs and profits on uncompleted contracts.      42,278,650             291,165
  Accrued and other current liabilities............................      23,676,848           4,130,173
                                                                       ------------         -----------
      Total current liabilities....................................     101,492,764          12,968,637
  Long-term debt, non-current portion..............................      55,932,136          14,139,567
  Other non-current liabilities....................................      28,582,100           1,277,866
                                                                       ------------         -----------
      Total liabilities............................................     186,007,000          28,386,070
Contingencies......................................................           _____               _____
Convertible redeemable Series A preferred stock, $.10 par value, authorized, 1,000,000 shares; 995 shares issued and outstanding
   at October 31, 1997.............................................           _____           6,713,314
Convertible redeemable Series B preferred stock, $.10 par value, authorized 1,000,000 shares, 4,000 shares issued and outstanding
   at July 31, 1998................................................      14,690,000               _____

Shareholders' Equity:
  Common stock, $.001 par value, authorized 25,000,000 shares;
   10,057,743 and 8,580,422 shares issued and outstanding at
   July 31, 1998 and October 31, 1997, respectively................          10,058               8,579
   Additional paid-in capital......................................      40,976,397          15,095,863
   Dividends on preferred stock....................................        (249,246)              _____
   Retained earnings...............................................      (6,380,844)            142,168
                                                                       ------------         -----------
      Total shareholders' equity...................................      34,356,365          15,246,610
                                                                       ------------         -----------
      Total liabilities and shareholders' equity...................    $235,053,365         $50,345,994
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


                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                       ENDED JULY 31,                   ENDED JULY 31,
                                                ---------------------------      ---------------------------
                                                (RESTATED)                       (RESTATED)
                                                   1998             1997            1998             1997
                                                -----------     -----------      -----------     -----------
Revenues..................................      $58,304,843     $21,984,127     $115,124,482     $61,181,275
Costs and expenses:
  Costs of revenues.......................       46,615,114      17,618,429       90,221,834      47,652,773
  General and administrative..............        5,337,348       2,143,050       14,702,788       6,366,327
  Depreciation and amortization...........        2,033,870       1,197,826        4,865,053       3,237,199
                                                -----------     -----------     ------------     -----------
    Total costs and expenses..............       53,986,332      20,959,305      109,789,679      57,256,299
                                                -----------     -----------     ------------     -----------
Income from operations....................        4,318,511       1,024,822        5,334,807       3,924,976
Other expense, net........................        2,508,641          83,355        3,137,758         654,602
                                                -----------     -----------     ------------     -----------
Income before income taxes and
  minority interest.......................        1,809,870         941,467        2,197,049       3,270,374
Provision (benefit) for income taxes......          705,849         (33,778)         856,849         850,432
                                                -----------     -----------     ------------     -----------
Income before minority interest...........        1,104,021         975,245        1,340,200       2,419,942
Minority Interest.........................          314,464          42,668          610,245         130,148
                                                -----------     -----------     ------------     -----------
Net income................................          789,557         932,577          729,955       2,289,794
Preferred stock dividends.................           66,667          75,000          144,849         185,000
Discount attributable to beneficial
   conversion privilege of preferred
   stock..................................        7,908,677         366,231        8,013,450         938,831
                                                -----------     -----------     ------------     -----------
Income (loss) applicable to common stock..      $(7,185,787)    $   491,346     $ (7,428,344)    $ 1,165,963
                                                ===========     ===========     ============     ===========
Income (loss) per common share (See Note 6):
  Basic...................................      $     (0.72)    $      0.06     $      (0.77)    $      0.14
                                                ===========     ===========     ============     ===========
  Diluted.................................      $     (0.72)    $      0.06     $      (0.77)    $      0.14
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

      The pro forma unaudited results of operations for the three and nine months ended July 31, 1998 and 1997, assuming consummation of the purchases for Dial, COMSAT, Patton, and MFSNT at the beginning of the respective periods are as follows:


                                                     FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                        ENDED JULY 31,                 ENDED JULY 31,
                                                  ---------------------------   ---------------------------
                                                  (RESTATED)                     (RESTATED)
                                                     1998            1997           1998           1997
                                                  ----------     ------------   ------------   ------------
      Revenues.................................. $ 92,001,281    $108,773,491   $297,950,870   $325,662,942
      Basic loss per share:
         Loss applicable to common stock........ $(11,488,745)   $ (3,248,049)  $(24,883,240)  $ (9,026,577)
         Loss per common share.................. $      (1.16)   $      (0.39)  $      (2.57)  $      (1.09)
      Diluted loss per share:
         Loss applicable to common stock........ $(11,422,078)   $ (3,173,049)  $(24,738,391)  $ (8,841,577)
         Loss per common share.................. $      (1.16)   $      (0.39)  $      (2.57)  $      (1.09)


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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES


                                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                             ENDED JULY 31,                  ENDED JULY 31,
                                                       ----------------------------      ------------------------
                                                       (RESTATED)                        (RESTATED)
                                                          1998             1997             1998          1997
                                                       ----------        ----------      ----------      --------
      Pro forma income (loss) available to common
       stockholders:
         Basic.....................................   $(8,346,977)        $438,848        $(8,891,544)   $788,836
         Diluted...................................   $(8,280,310)        $513,848        $(8,746,695)   $973,836
      Pro forma income (loss):

       Per share:
         Basic.....................................        $(0.84)           $0.05             $(0.92)      $0.09
         Diluted...................................        $(0.84)           $0.05             $(0.92)      $0.11


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

      The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128:


                                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                            ENDED JULY 31,                  ENDED JULY 31,
                                                       ------------------------      -------------------------
                                                        (RESTATED)                    (RESTATED)
                                                           1998          1997            1998          1997
                                                       -----------   ----------      -----------    ----------
      Basic:
      Net income available to common stockholders
         (numerator).................................. $(7,185,787)  $  491,346      $(7,428,344)   $1,165,963
      Weighted-average number of common shares
        (denominator).................................   9,918,292    8,321,534        9,660,921     8,304,036
      Earnings per common share-basic................. $     (0.72)  $     0.06      $     (0.77)   $     0.14

      Diluted:
      Net income available to common stockholders
         (numerator).................................. $(7,119,120)  $  566,346      $(7,283,495)   $1,241,457
      Weighted-average number of common shares
        (denominator).................................   9,916,404    8,321,534        9,642,253     8,304,036
      Common stock equivalents arising from stock
        options, warrants and convertible preferred
        stock.........................................   1,683,266    1,108,514          706,234       517,412
      Total shares (denominator)......................  11,601,558    9,430,048       10,367,155     8,821,448
      Earnings per common share-diluted............... $     (0.72)  $     0.06      $     (0.77)   $     0.14

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


8.    RESTATEMENT OF QUARTERLY AMOUNTS

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


                                                 FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                     ENDED JULY 31,                  ENDED JULY 31,
                                               ----------------------          -----------------------
                                               (RESTATED)                      (RESTATED)
                                                 1998           1997              1998            1997
                                               ----------      -------         ----------       --------
      Revenues                                  100.00%        100.00%           100.00%         100.00%
      Cost of Revenues                           79.95          80.14             78.37           77.89
      General and Administrative                  9.15           9.75             12.77           10.41
      Depreciation and amortization               3.49           5.45              4.23            5.29
      Income from Operations                      7.41           4.66              4.63            6.42
      Other expense, net                          4.30           0.38              2.73            1.07
      Net income                                  1.35           4.24              0.63            3.74


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


      For the quarter ended July 31, 1998 revenues increased $36.3 million over the same period in the prior year from $22.0 million to $58.3 million. For the nine months ended July 31, 1998 revenues increased $53.9 million from $61.2 million through July 31, 1997 to $115.1 for the nine months ended July 31, 1998. These increases in revenue are due primarily to growth of the Company's Operations through the acquisition of MFSNT in the third quarter and the acquisition of COMSAT RSI JEFA Wireless Systems ("COMSAT") and Patton Management Corporation ("Patton") in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industry. For the quarter ended July 31, 1998 revenues increased by approximately $19.2 million, $5.1 million and $7.5 million related to the acquisitions of MFSNT, COMSAT, and Patton, respectively. For the nine months ended July 31, 1998 the revenue growth associated with the acquisitions was $19.2 million, $15.5 million and $10.3 million, respectively.

      As a percentage of revenues, cost of revenues decreased from 80.14% to 79.95% for the three months ended compared to the same period in the prior year. For the nine month period ended July 31, 1998 and 1997 cost of revenues as a percentage of revenues increased slightly from 77.89% to 78.37%. The increases are due to increased cost related to the telecommunications service group resulting from tighter margins and competition in the telecommunications industry, as well as inclement weather which restricted some work during the winter months and extended completion dates into later periods, offset by decreased cost related to the traffic management group acquisition of COMSAT's operations.

      General and administrative expenses increased $3.2 million from $2.1 million to $5.3 million for the three months ended July 31, 1998 compared to the same period in the previous year. For the nine month ended July 31, 1998 general and administrative expenses were $14.7 million, an increase of $8.4 over the same period in the prior year. These increases are due to the overall increase in the management structure, at the corporate level as well as the division offices, necessary to support the Company's increased revenue in accordance with the Company's strategic objective of growth through acquisition and an increase in cost resulting from the acquisition of MFSNT. For the three and nine month period ended July 31, 1998 general and administrative expense relating to the operations of MFSNT were approximately $1.7 million.

      As a percentage of revenues, depreciation and amortization expense decreased from 5.45% to 3.49% for the three months ended July 31, 1998 as compared to the same period in the prior year. For the nine month period ended July 31, 1998 the depreciation and amortization expense as a percentage of revenue decreased from 5.29% to 4.23% as compared to the same period in 1997. This decrease, as a percentage of revenue, is due to the significant increase in revenues which did not require the same percentage increase in capital assets to support the operations of the Company. The MFSNT acquisition resulted in negative goodwill which resulted in the reduction in the depreciable base of the fixed assets to zero. Therefore no depreciation is recorded for the MFSNT operations.

      For the quarter ended July 31, 1998 income from operations for the Company was $4.3 million compared to income of $1.0 million in the quarter ended July 31, 1998. For the nine months ended July 31, 1998 income from operations was $5.3 million compared to $3.9 million for the same period in the prior year as discussed above.

      Other expense, net increased by $2.4 million to $2.5 for the three month period ended July 31, 1998 as compared to $0.1 million for the comparable period in 1997. This increase is due to increased interest cost relating to the acquisition of MFSNT, the write-off of loan cost on the Bank Of America credit facility of approximately $0.2 million, and a noncash expense of approximately $0.1 million relating to the earnout agreement associated with the acquisition of GEC. Other expense, net was also impacted by noncash charges associated with stock option granted at below market prices, the amortization of the cost basis of the warrants issued in conjunction with the Series B preferred stock and amortization of loan cost associated with the Nations Bank revolver. Other expense, net increased by $2.4 million to $3.1 million for the nine month period ended July 31, 1998 from the same period in 1997 for the same reasons discussed above.


      The Company has provided income taxes at a rate which approximates the rate used when applying federal and state statutory rates to pre-tax income, after adjusting for the amortization of nondeductible goodwill.


      Net income before the discount attributable to beneficial conversion privilege of preferred stock and preferred dividends for the three months ended July 31, 1998 decreased $0.1 million from $.9 million in 1997 to $0.8 million in 1998. For the nine months ended July 31, 1998 net income before the discount attributable to beneficial conversion privilege of preferred stock and preferred dividends was $0.7 million compared to $2.3 million for the comparable period in 1997.

      Income (loss) applicable to common stock was $(7.2) million and $(7.4) million for the three and nine months ending July 31, 1998 as compared to $.5 million and $1.2 million for the three and nine months ended July 31, 1997, respectively. On a diluted basis, income (loss) per share was $(0.72) per share for the three months ended July 31, 1998 as compared to $.06 per share for the same period in 1997. For the nine month period ended July 31, 1998 income (loss) per share on a diluted basis was $(0.77) compared to $.14 for the nine months ended July 31, 1997.


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