Form 10-Q
period 1999-01-31
ABLE TELCOM HOLDING CORP
filed 1999-03-17
CIK 826411

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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

                                 YES [X]  NO [ ]

        As of March 11, 1999, there were 11,754,593 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.
================================================================================

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets as of January 31, 1999 (Unaudited)
                       and October 31, 1998...................................................       3

                     Condensed Consolidated Statements of Operations (Unaudited)
                      for the three months ended January 31, 1999 and 1998....................       4

                     Statement of Comprehensive Income (Unaudited) for the Three Months ended
                      January 31, 1999........................................................       5

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                      for the three months ended January 31, 1999 and 1998....................       6

                     Notes to Condensed Consolidated Financial Statements (Unaudited).........       7

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................      16

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk................      21

PART II.  OTHER INFORMATION

          Items 1, 2, 4 and 5 - Not Applicable

          Item 3.   Defaults Upon Senior Securities...........................................      22

          Item 6.   Exhibits and Reports on Form 8-K..........................................      24

SIGNATURES....................................................................................      30

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            JANUARY 31,       OCTOBER 31,
                                                                               1999             1998(1)
                                                                            -----------       -----------
ASSETS
Currents Assets:
  Cash and cash equivalents ............................................     $   7,323         $  13,544
  Accounts receivable, net .............................................        84,735            64,159
  Costs and profits in excess of billings on uncompleted contracts .....        79,387           105,478
  Assets held for sale .................................................        25,975               -
  Prepaid expenses and other current assets ............................         4,475             2,641
                                                                             ---------         ---------
      Total current assets .............................................       201,895           185,822
Property and equipment, net ............................................        30,571            32,074
Other assets:
  Goodwill, net ........................................................        30,954            31,374
  Assets held for sale .................................................        12,775            38,750
  Other non-current assets .............................................         4,121             2,740
                                                                             ---------         ---------
      Total other assets ...............................................        47,850            72,864
                                                                             ---------         ---------
      Total assets .....................................................     $ 280,316         $ 290,760
                                                                             =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term-debt ....................................     $  14,868         $  15,407
  Accounts payable and accrued liabilities..............................        53,219            62,558
  Billings in excess of costs and profits on uncompleted contracts .....        55,046            57,439
  Reserves for losses on uncompleted contracts .........................        18,392            25,390
  Stock appreciation rights payable.....................................         9,340               -
                                                                             ---------         ---------
      Total current liabilities ........................................       150,865           160,434
  Long-term debt, non-current portion ..................................        75,992            76,047
  Other non-current liabilities ........................................         7,975             2,737
                                                                             ---------         ---------
      Total liabilities ................................................       234,832           239,218
Contingencies...........................................................
Convertible redeemable Series B preferred stock, $.10 par value, authorized 1,000,000 shares, 5,200 shares issued and 3,564
   outstanding .........................................................        11,233            11,325
Shareholders' Equity:
  Common stock, $.001 par value, authorized 25,000,000 shares;
   11,694,088 and 11,065,670 shares issued and outstanding,
   respectively ........................................................            11                11
   Additional paid-in capital ..........................................        38,764            40,564
   Senior Subordinated Note Warrants ...................................         1,244             1,244
   WorldCom Stock Options ..............................................           -               3,490
   WorldCom Phantom Stock ..............................................           606               606
   Retained earnings (deficit) .........................................        (6,459)           (5,698)
   Accumulated other comprehensive income ..............................            85               -
                                                                             ---------         ---------
   Total shareholders' equity ..........................................        34,251            40,217
                                                                             ---------         ---------
      Total liabilities and shareholders' equity .......................     $ 280,316         $ 290,760
                                                                             =========         =========

----------
1. The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.


                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE THREE MONTHS
                                                         ENDED JANUARY 31,
                                                      ---------------------
                                                        1999         1998
                                                      --------     --------
Revenues ........................................     $ 91,777     $ 22,268
Costs and expenses:
  Costs of revenues .............................       76,246       18,996
  General and administrative ....................        7,835        3,196
  Depreciation and amortization .................        2,333        1,240
                                                      --------     --------
    Total costs and expenses ....................       86,414       23,432
                                                      --------     --------
Income (loss) from operations ...................        5,363       (1,164)
Other expense, net:
    Interest expense                                    (2,478)        (276)
    Change in value of stock appreciation rights        (3,428)          --
    Other                                                 (132)         102
                                                      --------     --------
Income (loss) before income taxes and
  minority interest .............................         (675)      (1,338)
Provision (benefit) for income taxes ............         (168)        (522)
                                                      --------     --------
Income (loss) before minority interest ..........         (507)        (816)
Minority Interest ...............................           74          111
                                                      --------     --------
Net income (loss) ...............................         (581)        (927)
Preferred stock dividends .......................          180           49
Discount attributable to beneficial
   conversion privilege of preferred
   stock ........................................           --          105
                                                      --------     --------
Income (loss) applicable to common stock ........     $   (761)    $ (1,081)
                                                      ========     ========
Income (loss) per common share (See Note 6):
  Basic .........................................     $   (.06)    $   (.12)
                                                      ========     ========
  Diluted .......................................     $   (.06)    $   (.12)
                                                      ========     ========

            See notes to condensed consolidated financial statements


                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                       THREE MONTHS ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                            1999              1998
                                                            ----              ----

Net Income                                                       $ (581)    $(1,081)
                                                                 ------     -------
         Other comprehensive income, net of tax:
         Foreign currency translation adjustments     $   85
                                                      ------

         Total other comprehensive income                 85         85         -
                                                      ------     ------     -------

Comprehensive income                                             $ (496)    $(1,081)
                                                                 ======     =======

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             FOR THE THREE MONTHS JANUARY 31,
                                                             --------------------------------
                                                                   1999          1998
                                                                 --------      --------
Cash used in operating activities ..........................     $ (5,247)     $   (514)

Investing Activities:

  Capital expenditures, net ................................         (291)       (3,076)
                                                                 --------      --------
  Net cash used in investing activities ....................         (291)       (3,076)
                                                                 --------      --------
Financing Activities:
  Repayments of long-term debt and other borrowings ........         (478)       (7,817)
  Proceeds from the issuance of long-term debt
    and other borrowings ...................................         --          10,419
  Net proceeds from preferred stock offering ...............          (92)         (949)
  Proceeds from the exercise of stock options ..............           82            63
  Dividends paid on preferred stock ........................         (262)          (50)
  Distributions to minority interests ......................          (28)         (160)
  Foreign currency translation adjustment...................          (42)         --
  Other ....................................................          137          (174)
                                                                 --------      --------
    Net cash provided by (used in) financing activities ....         (683)        1,332
                                                                 --------      --------
(Decrease) in cash and cash equivalents ....................       (6,221)       (2,258)
Cash and cash equivalents, beginning of period .............       13,544         6,230
                                                                 --------      --------
Cash and cash equivalents, end of period ...................     $  5,850      $  3,972
                                                                 ========      ========


Supplemental Disclosure:
Valuation of stock appreciation rights......................     $  5,850      $     --

See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATION AND BASIS OF PRESENTATION

Able Telcom Holding Corp. and Subsidiaries ("Able Telcom" or the "Company") develops, builds and maintains communications systems for companies and governmental authorities. The Company is headquartered in West Palm Beach, Florida, and operates its subsidiaries throughout the United States, as well as in South America. The Company is organized in the following groups:

ORGANIZATIONAL GROUP                SERVICES PROVIDED
--------------------                -----------------
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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

1.   OPERATION AND BASIS OF PRESENTATION-(CONTINUED)

In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments, consisting of only recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K/A ("Form 10-K/A").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

Certain items in the condensed consolidated financial statements as of October 31, 1998 have been reclassified to conform with the current presentation.

2.   ACQUISITION

On July 2, 1998, the Company acquired the network construction and transportation systems business of ("MFSNT") from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement. The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million. The allocation of purchase price to identifiable assets and liabilities acquired is based upon preliminary estimates. The Company is in the process of obtaining additional information necessary to finalize the allocation of purchase price. The effect of the final allocation on previously reported amounts is not expected to be significant.

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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

2.   ACQUISITION-(CONTINUED)

On January 8, 1999, the Company and WorldCom agreed to convert the WorldCom Option to stock appreciation rights with similar terms and provisions, except that the stock appreciation rights provide for the payment of cash to WorldCom based upon the appreciation of the Company's common stock over a base price of $7.00 per share. The stock appreciation rights may revert back to the WorldCom Option if certain shareholder approvals are received. In connection with the establishment of the stock appreciation rights liability as of January 8, 1999, the fair value was estimated to be approximately $5.9 million as compared to the previously estimated fair value of the option of $3.5 million. The difference of $2.4 million represents debt issue costs of $0.5 million and a reduction of paid-in capital of $1.9 million. In addition, as of January 31, 1999, the fair value of the stock appreciation rights liability has been estimated to be $9.3 million and a charge to income of $3.4 million has been reflected as a change in value of stock appreciation rights in the accompanying condensed consolidated statement of operations.

3.   BORROWINGS

During the three months ended January 31, 1999, the Company was in violation of the payment terms of its $10.0 million principal amount 12 percent Senior Subordinated Notes (the "Senior Notes"). These Senior Notes were purchased from the holders effective February 17, 1999.

On June 11, 1998, and amended on June 30, 1998, the Company obtained a $35.0 million three-year senior secured revolving credit facility ("Credit Facility"). The Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, as well as limitations on total debt. In connection with the senior secured revolving credit facility, the company is currently in compliance with the provisions of such agreement and anticipates continuing compliance therewith. If compliance is not maintained, reported current liabilities would be increased by $35 million.

4.   SERIES B PREFERRED STOCK

During the three months ended January 31, 1999, the Company was in technical violation of certain provisions of its Series B Preferred Convertible Stock ("Series B Preferred Stock") issued in June 1998. Such default resulted from the Company's failure to have a registration statement registering the common stock underlying the Series B Preferred Stock and certain related warrants declared effective by December 27, 1998. Such default gave the holders of the Series B Preferred Stock the option to require the Company to redeem their securities at premium prices. During the quarter ended January 31, 1999, the holders of the Series B Preferred Stock notified the Company of their intent to exercise such redemption right; however, such notice has been withdrawn. In February 1999, approximately 78 percent of the Series B Preferred Stock was purchased from the original holders and, in connection with such purchase, the Company was given until May 18, 1999 to effect the registration described above.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)


5.   STOCK OPTION PLAN

In 1996, the Company's shareholders adopted a stock option plan for the issuance of up to 550,000 shares which included provisions for both incentive and nonqualified stock options (the "Plan") and which expires on September 19, 2005. On April 24, 1998, the shareholders increased the number of shares issuable under the Plan to 1,300,000 and made certain other amendments to the Plan, which relate primarily to the issuance of restricted stock awards.

In an effort to correct certain of the actions taken by the Company's Board of Directors in order to maintain compliance with the Plan, as amended, the Board of Director's rescinded certain of the stock option grants, or 530,000 options under the Plan and 310,000 options outside the Plan, and reissued these options at the fair market value, as defined by the Plan, on December 31, 1998, as well as shortened certain of the expiration dates of the options.

A summary of the Company's stock options activity under the Plan, and related information for the period from October 31, 1998 through January 31, 1999 follows:

                                               NUMBER OF        OPTION PRICE
                                                 SHARES           PER SHARE
                                               ---------        ------------
Options Outstanding at
     October 31, 1998                           664,475       $6.00  -  $14.00
          Grants                                772,500       $5.75  -  $7.125
          Cancellations                        (530,000)      $6.20  -  $14.00
                                               --------
Option Outstanding at
     January 31, 1999                           906,975       $5.75  -  $7.813
                                               ========

In addition, stock options have been granted to certain employees of the Company outside of the Plan.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

5.   STOCK OPTION PLAN-(CONTINUED)

A summary of the Company's stock option activity outside the plan, and related information for the period from October 31, 1998 through January 31, 1999 follows:

                                              NUMBER OF         OPTION PRICE
                                                SHARES            PER SHARE
                                              ---------         ------------
Options Outstanding at
     October 31, 1998                           310,000       $6.20  -  $14.00
          Grants                              1,710,000       $5.75  -  $7.125
          Cancellations                        (660,000)      $6.20  -  $14.00
                                              ---------
Option Outstanding at
     January 31, 1999                         1,360,000            $5.75
                                              =========

The Financial Accountings Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, in 1995, which requires expanded disclosures of stock based compensation arrangements with employees and encourages compensation cost to be measured based on the fair value of the equity instrument. Under SFAS No. 123, companies are permitted to apply Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB No. 25. Under APB No. 25, to the extent the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following is the pro forma effect on net income (loss) and earnings (loss) per share as if the Company had adopted the expense recognition requirement of SFAS No. 123 (in thousands, except per share amounts):

                                          FOR THE THREE MONTHS ENDED JANUARY 31,
                                          --------------------------------------
                                             1999                      1998
                                             ----                      ----
Pro forma income (loss) available to
    common stockholders.................  $(2,453)                   $(1,114)
         Basic..........................     (.20)                      (.13)
         Diluted........................     (.20)                      (.13)
Pro forma income (loss).................   (2,273)                      (955)
         Basic..........................     (.19)                      (.11)
         Diluted........................     (.19)                      (.11)

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

6.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128, EARNINGS PER SHARE (dollars, in thousands):

                                                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                                     --------------------------------------
                                                              1999            1998
                                                          -----------     -----------
Basic:
      Loss available to common stockholders
         (numerator) ................................     $      (761)    $    (1,081)
      Weighted-average number of common shares
        (denominator)(1).............................      11,694,088       8,759,300
      (Loss) per common share .......................     $      (.06)    $      (.12)
Diluted:
      (Loss) available to common stockholders
         (numerator) ................................     $      (581)    $    (1,081)
      Weighted-average number of common shares
        (denominator) ...............................      11,694,088       8,759,300
      Common stock equivalents arising from stock
        options, warrants and convertible preferred
        stock .......................................       2,809,081          66,062
      Total shares (denominator) ....................      14,503,169       8,825,362
      Loss per common share-diluted (2) .............     $      (.06)    $      (.12)

------------
(1) Amount includes 628,418 shares issuable as contingent consideration related to the acquisition of Georgia Electric Company.
(2) The effect of securities that could dilute basic earnings per share are antidilutive for all periods presented, therefore, basic and diluted earnings per share are equivalent. The Company has potentially dilutive securities that could have a dilutive effect in the future. Those securities include warrants related to the Series A Preferred Stock, Series B Preferred Stock, stock options, warrants and phantom stock awards.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

7.   LITIGATION

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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

8.   SALE OF SENIOR NOTES AND SERIES B PREFERRED STOCK

In February 1999, WorldCom advanced the Company $32.0 million for purposes of facilitating the purchase of 2,785 shares, or approximately 78 percent of the Series B Preferred Stock and the purchase of the outstanding $10.0 million principal amount of Senior Notes. The advance accrues interest at 11.5 percent and is repayable on the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Notes.

In connection with these transactions and as a result of the loan of the WorldCom funds to the Purchaser, as defined below, the Company expects to recognize an extraordinary loss (net of income taxes) in the second quarter of fiscal year 1999 on the purchase of the Senior Notes of approximately $1.9 million and a reduction in income applicable to common stock of approximately $10.0 million on the purchase of the Series B Preferred Stock.

In addition, the Company agreed to modify the terms of the existing Series B Preferred Stock conversion price from 97% of market value to a fixed amount of approximately $3.50 per share. These modifications will result in a reduction in income applicable to common stock of approximately $4.5 million during the second quarter of fiscal year 1999.

WorldCom also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom master services agreement. These additional advances will accrue interest at
11.5 percent and would be repayable to WorldCom on October 31, 2000.

The funds advanced by WorldCom were loaned by the Company to Cotton Communications, Inc. (the "Purchaser"), which may be deemed an affiliate of the Company, and on February 17, 1999, the holders of all of the Senior Notes and the holders of 78 percent of the Series B Preferred Stock transferred their holdings to the Purchaser. In connection with the transfer of the Senior Notes and the Series B Preferred Stock, the Purchaser and the remaining holders of the Series B Preferred Stock agreed to either waive all outstanding defaults under such securities or refrain from exercising any remedies with respect to any such outstanding defaults for a period of 90 days from February 17, 1999. During such period of time, the Company has agreed to use its best efforts to have declared effective a registration statement covering the resale of shares of common stock underlying the Series B Preferred Stock and the warrants associated with the preferred stock.

Had these transactions occurred in the three months ended January 31, 1999 shareholders' equity at such date would have been as follows:

                           PRO FORMA ADJUSTMENTS FOR SUBSEQUENT EVENT
                           ------------------------------------------
                              AS REPORTED            PRO FORMA
                              -----------            ---------
Common stock............     $    11                    $     11
Paid-in capital.........      38,764                      43,225
Senior warrants.........       1,244                       1,244
WorldCom options........          --                          --
WorldCom phantom stock..         606                         606
Retained earnings
 (deficit)..............      (6,459)                    (22,867)
Other...................          85                          85
                             -------                    --------
                             $34,251                    $ 22,304
                             =======                    ========

In connection with the purchase of the Series B Preferred Stock, the Company agreed to certain modifications in the conversion price of the related warrants. The conversion price of (i) warrants to purchase a total of 375,000 shares of the Company's common stock has been reduced to $13.25 per share and (ii) warrants to purchase a total of 625,000 shares of common stock has been reduced to $13.50 per share.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

9.   SALE OF SENIOR NOTES AND SERIES B PREFERRED STOCK-(CONTINUED)

In connection with the purchase of the Series B Preferred Stock, the Company agreed with the original holders thereof to certain modifications in the conversion price of the related warrants. The conversion price of (i) warrants to purchase a total of 375,000 shares of the Company's common stock has been reduced to $13.25 per share and (ii) warrants to purchase a total of 625,000 shares of common stock has been reduced to $13.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended January 31, 1999 and 1998. This information should be read in conjunction with the Company's condensed consolidated financial statement appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risk and uncertainties, including but not limited to economic, governmental and technological factors affecting the Company's operations, markets and profitability.

As a result of three acquisitions during the fiscal year ended October 31, 1998, primarily the acquisition of MFS Network Technologies Inc. ("MFSNT"), material changes exist in substantially all balance sheet and statements of operations categories.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected elements of the Company's condensed statements of operations as a percentage of its revenues:

                                          FOR THE THREE MONTHS ENDED JANUARY 31,
                                          --------------------------------------
                                            1999                         1998
                                            ----                         ----
      Revenues                             100.0%                       100.0%
      Cost of revenues                      83.1%                        85.3%
      General and administrative expenses    8.5%                        14.4%
      Depreciation and amortization          2.5%                         5.6%
      Income (loss) from operations          5.8%                        (5.2%)
      Other expense, net                    (6.6%)                        0.8%
      Net income (loss)                     (0.6%)                       (4.2%)

REVENUES: For the quarter ended January 31, 1999, revenues increased $69.5 million over the same period in the prior year from $22.3 million to $91.8 million. These increases in revenue are due primarily to growth of the Company's operations through the acquisition of MFSNT in the third quarter of fiscal 1998, the acquisition of certain contracts from COMSAT RSI JEFA Wireless Systems ("COMSAT") and the acquisition of Patton Management Corporation ("Patton") in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industry.

COST OF REVENUES: As a percentage of revenues, cost of revenues decreased from 85.3% to 83.1% for the three months ended January 31, 1999, compared to the same period in the prior year. The decreases are due to increased revenues related to the acquisitions of MFSNT and COMSAT resulting in slightly higher margins.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased $4.6 million, from $3.2 million to $7.8 million, for the three months ended January 31, 1999 compared to the same period in the previous year. These increases are due to the overall increase in the management structure, at the corporate level as well as the division offices, necessary to support the Company's increased revenues in accordance with the Company's strategic objective of growth through acquisition and an increase in costs resulting from the acquisition of MFSNT.

DEPRECIATION AND AMORTIZATION: As a percentage of revenues, depreciation and amortization expense decreased from 5.6% to 2.5% for the three months ended January 31, 1999 as compared to the same period in the prior year. This decrease, as a percentage of revenue, is due to the significant increase in revenues which did not require the same percentage increase in capital assets to support the operations of the Company.

INCOME (LOSS) FROM OPERATIONS: For the quarter ended January 31, 1999 income from operations for the Company was $5.4 million compared to loss of $(1.2) million in the quarter ended January 31, 1998.

OTHER EXPENSE NET: Other expense, net increased by $6.2 million to $6.0 for the three month period ended January 31, 1999 as compared to $(0.2) million for the comparable period in 1998. This increase is due to increased interest cost relating to the acquisition of MFSNT and the Senior Notes issued in January 1998 in the amount of $2.5 million and changes in value of stock appreciation rights (SAR's) in connection with the purchase of MFSNT in the amount of $3.4 million. The SAR's are not exercisable until the earlier of June 1, 1999 or one business day after the date upon which the potential issuance of Common Stock under the MFSNT purchase agreement is voted upon by the shareholders of Able. The value reflected in the charge to the statement of operations is based on a determination of fair value listing the price of common stock on January 31, 1999 of $10.44. This value will be increased or decreased based on the fair value of the SAR's utilzing the price of the Company's stock at each reporting date until the stock appreciation rights are converted to options or exercised by the holder.

INCOME TAXES: The Company has provided income taxes at a rate which approximates the rate used when applying federal and state statutory rates to pre-tax income, after adjusting for the amortization of nondeductible goodwill.

NET INCOME (LOSS): Net loss for the three months ended January 31, 1999 decreased $0.3 million from $(0.9) million in 1998 to $(0.6) million in 1999 for the reasons described above.

INCOME (LOSS) APPLICABLE TO COMMON STOCK: Loss applicable to common stock was $(0.8) million for the three months ending January 31, 1999 as compared to $(1.1) million for the three months ended January 31, 1998, respectively. On a diluted basis, income per share was $(.06) per share for the three months ended January 31, 1999 as compared to $(.12) per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7.3 million at January 31, 1999 compared to $13.5 million at October 31, 1998.

Cash used in operating activities of $(5.2) million is a result of net loss generated by the Company of $(0.6) million for the three month period, decreased by depreciation and amortization charges of $2.3 million, $24.0 million for increases in costs and profits in excess of billings/billings in excess of costs, additional liability for stock appreciation rights in the amount of $9.3 million, offset by the increase of the current valuation of such rights in the amount of $5.4 million, increases in accounts receivable of $20.6 million, decreases in accounts payable of $15.7 million and other changes increasing current assets by $3.8 million.

Cash used in investing activities of $(0.3) million is due to net capital expenditures required to support increased operations and replacement of existing equipment.

Cash used in financing activities of approximately $(0.7) million is due primarily to net repayments of long term debt and other borrowings, dividends paid on preferred stock and proceeds from the issuance of stock options.

In February 1999, WorldCom advanced the Company $32.0 million for the purposes of arranging the purchase of 2,785 shares, or approximately 78 percent of the Series B Preferred Stock and the purchase of the outstanding $10.0 million of Senior Notes. This advance is due the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Notes.

WorldCom has also agreed to make available additional advance to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement, which, if advanced, would be due on October 31, 2000.

At the date of this filing, the Company has obtained all necessary waivers which cover various defaults under the Company's financing and preferred stock agreements.

The Company believes that is has available cash from operations, as well as from the additional advance available from WorldCom described above, sufficient to meet the Company's operating and capital requirements for the next twelve months. Nonetheless, pursuant to the terms of the documents relating to the Series B Preferred Stock, under certain circumstances, including without limitation, if the registration statement that includes the shares of common stock underlying the Series B Securities is not declared effective on or before May 18, 1999, the Company is delisted under certain circumstances from any securities exchange, or any representation or warranty by the Company to the holders is not true and correct, then the holders of certain outstanding shares of Series B Preferred Stock, in whole or part, have the option to require the Company to redeem their securities at premium prices. Although the Company intends to use its best efforts to comply with the provisions in the documents relating to the Series B Preferred Stock, the failure of which would provide the holder the right to exercise such redemption option, there can be no assurance that the Company will be able to do so, in part, because certain of such matters are dependent upon the efforts or approval of others (such as the Securities and Exchange Commission with respect to the effectiveness of the aforementioned registration statement). In addition, there can be no assurance that the Company will not experience adverse operating results or other factors which could materially increase its cash requirements or adversely affect its liquidity position.

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

Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) risks associated with leverage, including cost increases due to rising interest rates: (ii) risks associated with the Company's ability to continue its strategy of growth through acquisitions; (iii) risks associated with the Company's ability to successfully integrate all of its recent acquisitions: (iv) the Company's ability to make effective acquisitions in the future and to successfully integrate newly acquired businesses into existing operations and the risks associated with such newly acquired businesses; (v) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws:
(vi) access to foreign markets together with foreign economic conditions, including currency fluctuations; (vii) the effect of, or changes in, general economic conditions; (viii) economic uncertainty in Venezuela; (ix) weather conditions that are adverse to the specific businesses of the Company, and (x) the outcome of litigation, claims and assessments involving the Company.

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

THE COMPANY'S STATE OF READINESS. The Company has established programs to coordinate its year 2000 "Y2K" compliance efforts across all business functions and geographic areas. The scope of the programs include addressing the risks associated with the Company's (i) information technology "IT" systems (including the Company's products and services), (ii) non-IT systems that include embedded technology (e.g., equipment and other infrastructure), and (iii) significant vendors and their Y2K readiness. The Company is utilizing the following steps in executing its Y2K compliance program: 1) awareness, 2) assessment, 3) renovation, 4) validation and testing, and 5) implementation. The Company has completed the awareness and assessment steps for all areas.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Since inception of its program through January 31, 1999, the costs related to the Company's Y2K compliance efforts were not material. The total estimated costs to complete the Company's Y2K compliance effort are approximately $2.0 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to timely resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that either the Company relies does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

THE COMPANY'S CONTINGENCY PLAN. The Company has not yet developed a comprehensive contingency plan to address the situation that may result if the Company or its vendors are unable to achieve Y2K compliance for its critical operations. During fiscal 1999, based upon the status of the Company's Y2K compliance efforts at that time and the Company's perceived risks to critical business operations, the Company plans to evaluate what areas the Company believes a contingency plan may be necessary, and execute such contingency plan if warranted. The i) inability to timely implement such a plan, if deemed necessary, and ii) the cost to develop and implement such a plan, may have a material adverse effect on the Company's results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS. Except for statements of existing or historical facts, the foregoing discussion of Y2K consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to future costs, the timetable for completion of Y2K compliance efforts, potential problems relating to Y2K, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Y2K problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation (i) the failure of vendors and service providers to timely achieve Y2K compliance, (ii) system incompatibilities with third parties resulting from software conversion, (iii) the Company's systems and products not containing all necessary date code changes, (iv) the failure of existing or future clients to achieve Y2K compliance, (v) potential litigation arising out of Y2K issues, the risk of which may be greater for information technology based service providers such as the Company, (vi) the failure of the Company's validation and testing phase to detect operational problems internal to the Company, in the Company's products or services or in the Company's interface with service providers, vendors or clients, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological infeasibility of conducting all available testing, or the unavailability of third parties to participate in testing, or (vii) the failure to timely implement a contingency plan to the extent Y2K compliance is not achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                       EXPECTED MATURITY
                           ---------------------------------------------------------------------------------
                                     1999       2000        2001       2002        2003        THEREAFER
                           ---------------------------------------------------------------------------------
Fixed rate debt                    $14,868    $18,225     $ 1,021       $935        $872        $19,939

Average interest rate               12.40%     13.00%      13.64%     13.61%      13.57%         13.54%

Variable rate debt                 $    -     $    -      $35,000     $   -       $   -         $     -
Average interest rate                   -%         -%        7.69%        -%          -%              -%

The Company has no cash flow exposure due to interest rate changes for its fixed debt obligations. All of the Company's debt is non-trading. The fair value of the Company's debt approximates its carrying value.

Although the Company conducts business in foreign countries, the international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of January 31, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended January 31, 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three months ended January 31, 1999, the Company was in violation of the payment terms of its $10.0 million principal amount 12 percent Senior Subordinated Notes (the "Senior Notes"). As was reported in the Company's 10-K/A for the fiscal year ended October 31, 1998 filed with the Securities and Exchange Commission on March 1, 1999 (the "Form 10-K/A"), these Senior Notes were purchased from the holders effective February 17, 1999.

During the three months ended January 31, 1999, the Company was also in default of certain provisions of its Series B Preferred Stock. Such default resulted from the Company's failure to have a registration statement registering the common stock underlying the Series B Preferred Stock and certain related warrants declared effective by December 27, 1998. Such default gave the holders of the Series B Preferred Stock the option to require the Company to redeem their securities at premium prices. During the quarter ended January 31, 1999, the holders of the Series B Preferred Stock notified the Company of their intent to exercise such redemption right; however, such notice has been withdrawn. As was reported in the Form 10-K/A, subsequent to January 31, 1999, approximately 78 percent of the Series B Preferred Stock was purchased from the original holders and, in connection with such purchase, the Company was given until May 18, 1999 to effect the registration described above. For a further description of the transactions engaged in with respect to the Series B Preferred Stock, the reader is referred to the Form 10-K/A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NO.               DESCRIPTION
-------           ------------

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

   2.4 Closing Memorandum and Schedule, dated April 1, 1998, among Able Telcom Holding Corp., James P.Patton, Rick Boyle and Claiborne K. McLemore III (2)

   2.5 Agreement and Plan of Merger by an among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of April 22, 1998 (9)

   2.5.1 Amendment to Agreement and Plan of Merger among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of July 2, 1998 (10)

   2.5.1.1 Amendment No. 2 dated as of July 21, 1998 to Agreement and Plan of Merger among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. (11)

   2.5.1.2 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated as of September 9, 1998 (13)

   2.5.1.3 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated January 26, 1999 (12)

   2.5.2 Promissory Note of Able Telcom Holding Corp. dated July 2, 1998 to MFS Communications Company, Inc. (10)

   2.5.2.1 11.5% Promissory Note between Able Telcom Holding Corp., and WorldCom Network Services, Inc. dated as of September 1, 1998
                  (12)

   2.5.3 Stock Pledge Agreement dated as of July 2, 1998 by Able Telcom Holding Corp. in favor of WorldCom, Inc. (10)

   2.5.4 Master Services Agreement between WorldCom Network Services, Inc. and MFS Network Technologies, Inc. dated as of July 2, 1998 (exhibits omitted) (11)

   2.5.5 Assumption and Indemnity Agreement dated as of July 2, 1998 among Able Telcom Holding Corp., WorldCom Inc., MFS Communications Company, Inc., MFS Intelenet, Inc., MFS Datanet, Inc., MFS Telcom, Inc. and MFS Communcations, Ltd. (schedule omitted) (10)

   2.5.6 License Agreement between MFS Communications Company, Inc. and Able Telcom Holding Corp. dated as of July 2, 1998 (10)

   2.5.7 Modification to Stock Option Agreement between the Company and WorldCom, Inc. dated January 8, 1999 (12)

   2.5.8 Agreement to Enter Into Stock Appreciation Rights Agreement between the Company and WorldCom, Inc. dated January 8, 1999
                  (12)

   2.5.9          Financing Agreement between WorldCom Network Services, Inc.
                  and Able Telcom Holding Corp. dated February 16, 1999 (12)

   3.1 Articles of Incorporation of Able Telcom Holding Corp., as amended (3) (4)

   3.1.1 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. (13)

   3.2            Bylaws of Able Telcom Holding Corp., as amended (3)

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

   4.9 Registration Rights Agreement for Series B Convertible Preferred Stock Purchase Agreement and 350,000 Warrants (13)

   4.10 Registration Rights Agreement for 650,000 Warrants associated with Series B Convertible Preferred Stock Purchase Agreement
                  (13)

   4.11 Form of Common Stock Purchase Warrants for 350,000 Shares in connection with Series B Convertible Preferred Stock Purchase Agreement (13)

   4.12 Form of Common Stock Purchase Warrants for 650,000 Shares in connection with Series B Convertible Preferred Stock Purchase Agreement (13)

   4.13 Preferred Stock Purchase Agreement by and among Able Telcom Holding Corp., RGC International Investors, LDC, and Cotton Communications, Inc. dated February 17, 1999 (12)

   4.14 Warrant Amendment between Able Telcom Holding Corp., and Purchasers (as defined) dated February 17, 1999 (12)

   4.15 Securities Purchase Agreement by and between the Sellers (as defined) and Cotton Communications, Inc. dated February 17, 1999 (12)

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

  10.30           Employment Agreement with Stacy Jenkins, dated July 16, 1998
                  (13)

  10.32 Amendment to June 11, 1998 Credit Agreement among Able Telcom Holding Corp. NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dated as of June 30, 1998 (13)

  10.33           Employment Agreement with Billy V Ray, Jr., dated October 1,
                  1998 (12)

  10.34 Employment Agreement with Curtis A. "Butch" Dale, dated August 17, 1998 (14)

  10.35 Financial Advisor and Placement Engagement Letter, dated April 3, 1998, between Washington Equity Partners and Able Telcom Holding Corp. (14)

  10.36           Employment Agreement with G. Vance Cartee, dated January 4,
                  1999 (12)

  10.37           Employment Agreement with Edward Pollock, dated January 1,
                  1999 (12)

  10.38           Employment Agreement with Frazier L. Gaines, dated November
                  12, 1998 (12)

  10.39           Employment Agreement with Gideon D. Taylor, dated December 7,
                  1998 (12)

  10.40           Employment Agreement with Rick Boyle, dated April 1, 1998 (12)

  10.41 Financing Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (without exhibits) (12)

  10.42 11.5% Non-Recourse Promissory Note between Cotton Communications, Inc. and Able Telcom Holding Corp. dated February 17, 1999 (12)

  10.43 Stock Pledge Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (12)

  11              Computation of Per Share Earnings (7)

  21              Subsidiaries of Able Telcom Holding Corp. (13)

  27              Financial Data Schedule

-------------------
(1) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), dated February 25, 1998, as filed with the Commission on March 12, 1998, as amended by Form 8-K/A-1, dated May 11, 1998, as filed with the Commission on April 14, 1998.

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

(6) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986) for the fiscal year ended October 31, 1997, as filed with the Commission on February 13, 1998, as amended by 10-K/A, as filed with the commission on March 20, 1998.

(7) Incorporated by reference from Note 5 to the Condensed Consolidated Financial Statements (Unaudited) filed herewith.

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

(12) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K/A (File No. 0-21986), for the fiscal year ended October 31, 1998, as filed with the Commission on March 1, 1999.

(13) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended July 31, 1998, as filed with the Commission on September 21, 1998, as amended by Form 10-Q/A, as filed with the Commission on October 13, 1998.

(14) Incorporated by reference to an exhibit to the Company's Form S-1 (File No. 333-65991), as filed with the Commission on October 22, 1998.

(b)               Reports on Form 8-K

                  None

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

                                  EXHIBIT INDEX



27                Financial Data Schedule