Form 10-Q
period 1999-04-30
ABLE TELCOM HOLDING CORP
filed 1999-06-14
CIK 826411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________.

                         COMMISSION FILE NUMBER 0-21986

                            ABLE TELCOM HOLDING CORP.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             FLORIDA                                   65-0013218
   ------------------------------                  ------------------
  (STATE OF OTHER JURISDICTION OF                    (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

        1601 FORUM PLACE
            SUITE 1110
      WEST PALM BEACH, FLORIDA                            33401
 --------------------------------------                 ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (561) 688-0400
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              ---------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of June 11, 1999, there were 11,754,593 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of April 30, 1999
               (Unaudited) and October 31, 1998............................... 3

             Condensed Consolidated Statements of Operations (Unaudited)
               for the three months and six months
               ended April 30, 1999 and 1998.................................. 4

             Condensed Consolidated Statements of Comprehensive Income
               (Unaudited) for the three months and six months
               ended April 30, 1999........................................... 5

             Condensed Consolidated Statements of Cash Flows (Unaudited)
               for the six months ended April 30, 1999 and 1998............... 6

             Notes to Condensed Consolidated Financial Statements (Unaudited). 7

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................... 14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 21

PART II. OTHER INFORMATION

     Items 1, 4 and 5 - Not Applicable

     Item 2. Changes in Securities and Use of Proceeds....................... 21

     Item 3. Defaults Upon Senior Securities................................. 23

     Item 6. Exhibits and Reports on Form 8-K................................ 24

SIGNATURES................................................................... 31

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           APRIL 30,           OCTOBER 31,
                                                                                             1999                1998(1)
                                                                                          ----------           ----------
                                                                                          (Unaudited)
ASSETS
Currents Assets:
   Cash and cash equivalents.........................................................     $ 31,223               $ 13,544
   Accounts receivable, net..........................................................       79,699                 64,159
   Costs and profits in excess of billings on uncompleted contracts..................       74,441                105,478
   Prepaid expenses and other current assets.........................................       14,372                  2,641
                                                                                          --------               --------
        Total current assets.........................................................      199,735                185,822
                                                                                          --------               --------
Property and equipment, net..........................................................       29,629                 32,074
                                                                                          --------               --------
Other assets:
   Goodwill, net.....................................................................       29,217                 31,374
   Assets held for sale..............................................................       12,750                 38,750
   Other non-current assets..........................................................        6,145                  2,740
                                                                                           -------               --------
        Total other assets...........................................................       48,112                 72,864
                                                                                          --------               --------
        Total assets.................................................................     $277,476               $290,760
                                                                                          ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term-debt.................................................     $  3,278                $15,047
   Accounts payable and accrued liabilities..........................................       50,824                 62,558
   Billings in excess of costs and profits on uncompleted contracts..................       69,661                 82,829
   Stock appreciation rights payable.................................................        2,931                   --
                                                                                          --------               --------
        Total current liabilities....................................................      126,694                160,434
   Long-term debt, non-current portion...............................................       79,324                 76,047
   Advances from WorldCom............................................................       32,000                   --
   Other non-current liabilities.....................................................        6,466                  2,737
                                                                                          --------               --------
        Total liabilities............................................................      244,484                239,218
Contingencies.
Series B Preferred Stock, $.10 par value; aggregate liquidation value of
     $3,895,000 and $17,820,000; 4,000 shares authorized;
     779 and 3,564 shares issued and outstanding.....................................        2,455                 11,325
Shareholders' Equity:
   Common stock, $.001 par value, authorized 25,000,000 shares; 11,756,593 and
    11,065,670 shares issued and outstanding,
    respectively.....................................................................           12                     11
   Additional paid-in capital........................................................       44,810                 35,164
   Senior Note Warrants..............................................................        1,244                  1,244
   Series B Preferred Stock Warrants.................................................        5,400                  5,400
   WorldCom Stock Options............................................................          --                   3,490
   WorldCom Phantom Stock............................................................          606                    606
   Retained earnings (deficit).......................................................      (21,610)                (5,698)
   Accumulated other comprehensive income............................................           75                   --
                                                                                          --------               --------
    Total shareholders' equity.......................................................       30,537                 40,217
                                                                                          --------               --------
        Total liabilities and shareholders' equity...................................     $277,476               $290,760
                                                                                          ========               ========

(1) The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                      ENDED APRIL 30,                     ENDED APRIL 30,
                                                               ---------------------------         --------------------------
                                                                   1999             1998              1999             1998

Revenue:
  Construction and maintenance ............................     $  88,760         $ 34,552         $ 180,537         $ 56,820
  Conduit                                                          35,721               --            35,721               --
                                                                ---------         --------         ---------         --------
           Total revenue                                          124,481           34,552           216,258           56,820
Costs and expenses:
      Construction and maintenance ........................        77,584           24,612           153,830           43,607
      Costs of conduit ....................................        34,673               --            34,673               --
      General and administrative expense ..................         7,605            6,169            15,440            9,365
      Impairment of intangible assets .....................         1,319               --             1,319               --
      Depreciation and amortization expense ...............         2,764            1,591             5,097            2,832
                                                                ---------         --------         ---------         --------

           Total costs and expenses .......................       123,945           32,372           210,359           55,804
                                                                ---------         --------         ---------         --------

Income from operations ....................................           536            2,180             5,899            1,016
                                                                ---------         --------         ---------         --------

Other income (expense):
          Interest expense ................................        (2,210)            (276)           (4,689)            (788)
          Change in value of stock appreciation rights ....         6,409               --             2,981               --
          Other ...........................................          (680)            (179)             (811)             159
                                                                ---------         --------         ---------         --------
           Total other income (expense) ...................         3,519             (455)            (2,519)            (629)

Income before income taxes, minority interest
  and extraordinary item...................................         4,055            1,725             3,380              387
Provision for income taxes ................................         2,048              673             1,880              151
                                                                ---------         --------         ---------         --------
Income before minority interest and extraordinary item ....         2,007            1,052             1,500              236
Minority interest .........................................           125              185               199              296
                                                                ---------         --------         ---------         --------
Income (loss) before extraordinary item ...................         1,882              867             1,301              (60)
Extraordinary loss on the early extinguishment
  of debt, net of tax of $1,226 ...........................         1,841               --             1,841               --
                                                                ---------         --------         ---------         --------
Net income (loss) .........................................            41              867              (540)             (60)
Preferred stock dividends .................................           (64)             (29)             (244)             (78)
Redemption of 2,785 shares of Series B Preferred Stock ....        (9,899)              --            (9,899)              --
Value assigned to Series B Preferred
  Stock Warrant modifications .............................        (1,894)              --            (1,894)              --
Discount attributable to beneficial conversion
  privilege of preferred stock ............................        (3,335)              --            (3,335)            (105)
                                                                ---------         --------         ---------         --------
Income (loss) applicable to common stock ..................     $ (15,151)        $    838         $ (15,912)        $   (243)
                                                                =========         ========         =========         ========

Weighted average shares outstanding:
     Basic.................................................   11,717,244         9,480,335        11,709,839        9,192,508
     Diluted...............................................   11,717,244         9,588,747        11,709,839        9,192,508
Income (loss) per share (see Note 6):
     Basic:
       Income (loss) before extraordinary item.............        $0.16             $0.09             $0.11           $(0.01)
       Extraordinary loss on the early extinguishment
         of debt, net of tax of $1,226.....................        (0.16)              --              (0.16)             --
       Net income (loss)...................................         0.00              0.09             (0.05)           (0.01)
       Income (loss) applicable to common stock............        (1.29)             0.09             (1.36)           (0.03)
     Diluted:
       Income (loss) before extraordinary item.............        $0.16             $0.09             $0.11           $(0.01)
       Extraordinary loss on the early extinguishment
         of debt, net of tax of $1,226.....................        (0.16)              --              (0.16)             --
       Net income (loss)...................................         0.00              0.09             (0.05)           (0.01)
       Income (loss) applicable to common stock............        (1.29)             0.09             (1.36)           (0.03)

            See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                       ENDED APRIL 30,         ENDED APRIL 30,
                                                                      1999        1998        1999          1998
                                                                      ----        ----        ----          ----

Net income (loss)..........................................           $41         $867        $(540)        $(60)
                                                                      ---         ----        -----         ----
  Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments.................           (10)         --            75          --
                                                                      ---         ----        -----         ----

  Total other comprehensive income (loss)..................           (10)         --            75          --
                                                                      ---         ----        -----         ----

Comprehensive income (loss)................................           $31         $867        $(465)        $(60)
                                                                      ===         ====        =====         ====

           See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            FOR THE SIX MONTHS
                                                                                              ENDED APRIL 30,
                                                                                         1999              1998
                                                                                         ----              ----
Cash provided by operating activities...........................................         $ 18,366        $ 2,362

Investing Activities:
   Capital expenditures, net....................................................           (1,646)        (7,033)
   Acquisition of businesses (net of cash acquired of $4,351 in 1998)                         --             320
                                                                                         --------        -------
   Net cash used in investing activities........................................           (1,646)        (6,713)
                                                                                         --------        -------
Financing Activities:
   Repayments of long-term debt and other borrowings............................          (31,232)        26,021
   Proceeds from the issuance of long-term debt
      and other borrowings......................................................           32,163         30,194
   Net proceeds from preferred stock offering...................................              (92)           --
   Proceeds from the exercise of stock options..................................              330            183
   Dividends paid on preferred stock............................................             (244)          (183)
   Distributions to minority interests..........................................             (110)           --
   Foreign currency translation adjustment......................................              138            --
   Other........................................................................                6              1
                                                                                         --------        -------
      Net cash provided by financing activities.................................              959          4,175
                                                                                         --------        -------
Increase in cash and cash equivalents...........................................           17,679            176
Cash and cash equivalents, beginning of period..................................           13,544          6,230
                                                                                         --------        -------
Cash and cash equivalents, end of period........................................         $ 31,223        $ 6,054
                                                                                         ========        =======
Supplemental Disclosure:
Valuation of detachable warrants................................................         $    --         $ 1,244
Valuation of stock appreciation rights..........................................         $  2,981            --
Common stock issued in accordance with GEC coinout provisions...................            4,595            --
Common stock issued in exchange for note payable to director....................              828            --
Discount attributable to beneficial conversion privilege of preferred stock.....            6,430            105
Value assigned to the February 1999 Series B Preferred
  Stock Warrant modification....................................................            1,894            --
Compensation recognized on common stock awarded to employee.....................              350            --
Compensation recognized on deferred compensation plans..........................              710            --

           See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      OPERATION AND BASIS OF PRESENTATION

Able Telcom Holding Corp. and Subsidiaries ("Able Telcom" or the "Company") develops, builds and maintains communications systems for companies and governmental authorities. The Company is headquartered in West Palm Beach, Florida, and operates its subsidiaries throughout the United States, as well as in South America. The Company is organized in the following groups:

ORGANIZATIONAL GROUP                        SERVICES PROVIDED
--------------------                        -----------------

Network Services            Design, development, engineering, installation,
                            construction, operation and maintenance services for telecommunications systems

Transportation Services     Design, development, integration, installation,
                            construction, project management, maintenance and operation of automated toll collection systems, electronic traffic management and control systems, and computerized manufacturing systems

Communications Development  Design, installation and maintenance services to
(Latin America)             foreign telephone companies

Each group is comprised of subsidiaries of the Company with each having local executive management functioning under a decentralized operating environment.

The Company's customers include local and long distance telephone companies, utilities, cable television operators, financial institutions, universities, medical facilities, correctional facilities and local, state and federal governments.

In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K/A ("Form 10-K/A").

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

2.      ACQUISITION

On July 2, 1998, the Company acquired the network construction and transportation systems business of ("MFSNT") from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement. The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million. The allocation of purchase price to identifiable assets and liabilities acquired is based upon preliminary estimates. The Company is in the process of obtaining additional information necessary to finalize the allocation of purchase price. The effect of the final allocation on previously reported amounts is not expected to be significant. In addition, the MFSNT acquisition agreements, as amended, provide that on November 30, 2000, the Company shall pay to WorldCom certain amounts, if positive: (i) The difference between $9.0 million related to losses on MFSNT projects in existence on March 31, 1998 and recorded by MFSNT as of June 30, 1998, and the amount actually lost on such contracts through November 30, 2000, (ii) the difference between $3.0 million related to losses on MFSNT projects not recorded by MFSNT as of June 30, 1998 and the amount actually lost on such contracts through November 30, 2000, and (iii) the difference between $5.0 million and the aggregate costs of Able in defending the litigation, and payments made in settlement or in payment of judgements with respect to preacquisition litigation.

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

On January 8, 1999, the Company and WorldCom agreed to convert the WorldCom Option into stock appreciation rights ("SARs") with similar terms and provisions, except that the SARs provide for the payment of cash to WorldCom based upon the appreciation of the Company's common stock over a base price of $7.00 per share. The SARs may revert back to the WorldCom Option allowing for the exercise of all 2,000,000 shares (no longer subject to the 1,817,941 share limitation) if certain shareholder approvals are received.

In connection with the establishment of the stock appreciation rights liability as of January 8, 1999, the fair value was estimated to be approximately $5.9 million as compared to the previously estimated fair value of the WorldCom Option. The difference of $2.4 million represents debt issue costs of $0.5 million and a reduction of paid-in capital of $1.9 million. The exercise period for the SARs granted commences on the earlier of: (i) one (1) business day after the date upon which the potential issuance of common stock is voted on by the shareholders of the Company, and (ii) July 1, 1999, and ending on January 2, 2002. As of April 30, 1999, the fair value of the stock appreciation rights liability has been estimated to be $2.9 million and a credit to income of $6.4 million and $3.0 million has been reflected as a change in value of SARs in the three and six months ended April 30, 1999, respectively, in the accompanying condensed consolidated statements of operations.

3.      ASSETS HELD FOR SALE

During the three months ended April 30, 1999, the Company finalized the sale of condait invcatory, which had previously been reported as held for sale and runs from Ohio to New York generating gross revenues of $35.7 million and net cash proceeds of $27.0 million.

4.      IMPAIRMENT OF INTANGIBLE ASSETS

As part of the integration of MSNT into the Company, management has undertaken a consolidation and realignment of all subsidiaries into operational divisions, both to achieve operational synergies and to close unprofitable operations. As a result of significant turnover and the deterioration of underlying contracts, the Company closed Dial during the three months ended April 30, 1999. For the three and six months ended April 30, 1999 Dial had contract margins of $(2.7) million and $(2.9) million, respectively, and losses before income taxes of $5.4 million and $6.4 million, respecitvely, which included a $1.3 million reduction of goodwill.

5.      BORROWINGS

In February 1999, WorldCom advanced the Company $32.0 million, against amounts otherwise payable pursuant to the WorldCom Master Services Agreement, for purposes of facilitating the purchase of 2,785 shares, or approximately 78% of the Series B Preferred Stock, as defined below, and the purchase of the outstanding $10.0 million principal amount of Senior Notes, defined below (the "WorldCom Advance"). The purchase of the Senior Notes resulted in an extraordinary loss on the early extinguishment of debt of $1.8 million, net of tax of $1.2 million.

The original terms of the WorldCom Advance provided for interest at 11.5% and was repayable on the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Notes. On April 1, 1999, the terms of the WorldCom Advance were amended to clarify the terms of the WorldCom Advance, to subordinate the payment terms to the holders of the Credit Facility, defined below, to eliminate interest, and to amend the repayment date to November 30, 2000.

The WorldCom Advance agreement also provided for additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom master services agreement. These additional advances are non-interest bearing and would be repayable to WorldCom on November 30, 2000. To date, the Company has not received any additional advances against the $15.0 million available.

During the three months ended April 30, 1999, the maturity date in the Company's Credit Facility was amended to November 1, 2000 and certain minimum reatios were also amended. The Company was in compliance, or have received waivers for non-compliance, with all provisions of the Credit Facility at April 30, 1999.

6.      SERIES B PREFERRED STOCK

During the three months ended January 31, 1999, the Company was in technical violation of certain provisions of its Series B Preferred Convertible Stock ("Series B Preferred Stock") issued in June 1998. Such default resulted from the Company's failure to have a registration statement covering the resale of shares of common stock underlying the Series B Preferred Stock and warrants associated with the Series B Preferred Stock (the "Registration Statement") declared effective by December 27, 1998. Such default gave the holders of the Series B Preferred Stock the option to require the Company to redeem their securities at premium prices. During the quarter ended January 31, 1999, the holders of the Series B Preferred Stock notified the Company of their intent to exercise such redemption right; however, such notice was subsequently deferred.

In February 1999, as described above, approximately 78% of the Series B Preferred Stock was purchased from the original holders and, in connection with such purchase, the Company was given until May 18, 1999 to effect the Registration Statement described above. The Purchaser and the remaining holders of the Series B Preferred Stock agreed to either waive all outstanding defaults under such securities or refrain from exercising any remedies with respect to any such outstanding defaults for a period of 90 days from February 17, 1999. During such period of time, the Company had agreed to use its best efforts to have the Registration Statement declared effective. To date, the Registration Statement has not been declared effective. In May 1999, the holders of the remaining 779 shares agreed to a further extension from May 19, 1999 to August 18, 1999.

In connection with the purchase of the 78% of the Series B Preferred Stock, the Company agreed to certain modifications in the conversion price of the related warrants. The terms of the existing Series B Preferred Stock conversion price for the remaining shares were modified from 97% of market value, as defined in the agreements, to a fixed amount of approximately $3.50 per share for 404 of the remaining 779 shares. The conversion price of (i) warrants to purchase a total of 370,000 shares of the Company's common stock was reduced to $13.25 per share and (ii) warrants to purchase a total of 630,000 shares of common stock was reduced to $13.50 per share.

On May 7, 1999, the warrants to purchase the 630,000 shares of common stock were purchased by the Company for $3.00 per share.

The purchase of 78% of the Series B Preferred Stock, the modification of the conversion price of the remaining Series B Preferred Stock and the modification of the Series B Preferred Stock Warrants resulted in charges to income applicable to common stock during the three months ended April 30, 1999 of $18.2 million.

In addition, during the second quarter ended April 30, 1999, the Company was and continues to be in default on the Series B Preferred Stock for the nonpayment of dividends related to the remaining

22% (or 779 shares) of shares of Series B Preferred Stock.

In connection with the above transactions and as a result of the loan of the WorldCom funds to the Purchaser, the Company recorded a reduction in income applicable to common stock of approximately $10.0 million on (i) the purchase of the Series B Preferred Stock and (ii) a reduction in the price of the warrants.

7.      STOCKHOLDERS EQUITY

During the three months ended April 30, 1997:

/bullet/ The Company issued 628,398 shares of its common stock to the former owners of GEC in settlement of additional purchase price coined and accrued during fiscal 1998.

/bullet/ The Company issued 115,286 shares of its common stock to a director of the Company in full settlement of amounts due this director and previously reported as "Notes Payable to Directors."

/bullet/ The Company granted 50,000 shares of its common stock to an employee resulting in compensation expense of $350,000.

8.      STOCK OPTIONS

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

In an effort to correct certain of the actions taken by the Company's Board of Directors in order to maintain compliance with the Plan, as amended, the Board of Director's rescinded certain of the stock option grants made during the fiscal year ended October 31, 1998, or 530,000 options under the Plan and 310,000 options outside the Plan. These ambiguities and compliance issues included, in certain instances, (i) granting options that had been granted inside the Plan where there were not a sufficient number of shares available,
(ii) granting options at below market prices to nonemployee directors with the Plan, contrary to terms of the Plan, (iii) not specifying whether the grants were issued inside or outside the Plan, (iv) not specifying the exercise period for the options granted or (v) issuing options outside the Plan, which could be considered contrary to the terms of certain financing documents. These options were reissued at the fair market value, as defined by the Plan, on December 31, 1998, as well as shortened certain of the expiration dates of the options. In addition, 350,000 options outside the Plan and 150,000 options pursuant to the Plan were granted in November 1998 and rescinded and reissued on December 31, 1998 for the reasons described above.

A summary of the Company's stock options activity under the Plan, and related information for the period from October 31, 1998 through April 30, 1999 follows:

                                               NUMBER OF        OPTION PRICE
                                                 SHARES           PER SHARE
                                               ---------         ------------

Options Outstanding at October 31, 1998          664,475        $6.00 -  $14.00
  Grants                                       1,022,500        $5.75 -  $ 7.125
  Exercises                                      (22,525)       $6.00 -  $ 7.25
  Cancellations                                 (684,500)       $6.00 -  $14.00
                                               ---------
Option Outstanding at April 30, 1999             979,950        $5.75 -  $ 7.813
                                               =========

In addition, stock options have been granted to certain employees of the Company outside of the Plan.

A summary of the Company's stock option activity outside the plan, and related information for the period from October 31, 1998 through April 30, 1999 follows:

                                               NUMBER OF        OPTION PRICE
                                                SHARES            PER SHARE
                                               ---------        ------------

Options Outstanding at October 31, 1998          310,000        $6.20 - $14.00
  Grants                                       1,890,000        $5.75 - $ 7.125
  Exercises                                      (40,000)           $5.75
  Cancellations                                 (660,000)       $6.20 - $14.00
                                               ---------
Option Outstanding at April 30, 1999           1,500,000        $5.75 - $ 6.375
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

                                                  FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                          APRIL 30,                   APRIL 30,
                                                     1999          1998          1999         1998
                                                     ----          ----          ----         ----
Pro forma income (loss) available to
common shareholders                                $(15,151)      $ 838          $(15,912)  $ (243)
   Per share:
      Basic                                           (1.29)       0.09             (1.36)   (0.03)
      Diluted                                         (1.29)       0.09             (1.36)   (0.03)

Pro forma income (loss) available to
common shareholders                                $(15,350)      $ 758           (16,012)  $  295
   Per share:
      Basic                                           (1.31)       0.08             (1.37)   (0.03)
      Diluted                                         (1.31)       0.08             (1.37)   (0.03)

Pro forma income (loss) Per share:
      Basic                                           (1.27)       0.08                      (0.04)
      Diluted                                         (1.27)       0.08                      (0.04)

9.      EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128, EARNINGS PER SHARE (dollars, in thousands):


                                                FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                         APRIL 30,                     APRIL 30,
                                                   1999           1998           1999            1998
                                                   ----           ----           ----            ----
Basic:

   Income (loss) available to common
     stockholders (numerator)                   $   (15,151)    $      838     $   (15,912)    $      (243)
   Weighted-average number of
     common shares (denominator)                 11,717,244      9,480,335      11,709,839       9,192,508
    Income (loss) per common share              $     (1.29)    $     0.09     $     (1.35)    $     (0.03)

Diluted:
   Income (loss) available to common
     stockholders (numerator)                   $  (15,151)     $      838     $   (15,912)    $      (243)
   Weighted-average number of common shares      11,717,244      9,480,335      11,709,839       9,192,508
   Common stock equivalents arising
     from stock options, warrants and
     convertible preferred stock                  1,248,647        108,412       2,138,826          79,156
   Total shares (denominator)                    12,965,891      9,588,747      13,848,665       9,271,665
   Income (loss) per common share(1)            $     (1.29)    $     0.09     $      1.35     $     (0.03)

 ----------------
(1) The effect of securities that could dilute basic earnings per share are antidilutive for all periods presented, therefore, basic and diluted earnings per share are equivalent. The Company has potentially dilutive securities that could have a dilutive effect in the future. Those securities include warrants related to the Series A Preferred Stock, Series B Preferred Stock warrants, stock options, warrants and phantom stock awards.

10.      CONTINGENCIES

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

The Company is subject to a number of lawsuits and claims for various amounts which arise out of the normal course of its business. The Company intends to vigorously defend itself in these matters. The disposition of the lawsuits and claims is not determinable. The Company does not believe that any judgment would have a material adverse effect on the Company's financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the six months ended April 30, 1999 and 1998. This information should be read in conjunction with the Company's condensed consolidated financial statement appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risk and uncertainties, including but not limited to economic, governmental and technological factors affecting the Company's operations, markets and profitability.

As a result of acquisitions during the fiscal year ended October 31, 1998, primarily the acquisition of the network construction and transportation systems business of MFS Network Technologies Inc. ("MFSNT"), material changes exist in substantially all balance sheet and statements of operations categories.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected elements of the Company's condensed statements of operations as a percentage of its revenues:

                                                    For the Three Months   For the Six Months
                                                       Ended April 30,        Ended April 30,
                                                    --------------------   ------------------
                                                      1999    1998           1999    1998
                                                    --------------------   ------------------
Revenues:
  Construction and maintenance                         71.3%  100.0%        83.4%  100.0%
  Conduit sales                                        28.7%    0.0%        16.6%    0.0%
                                                    --------------------   ------------------

    Total revenues                                    100.0%  100.0%       100.0%  100.0%

Costs and expenses:
  Construction and maintenance costs                   62.3%   71.2%        71.0%   76.7%
  Costs of conduit                                     27.9%    0.0%        16.2%    0.0%
  General and administrative                            6.1%   17.9%         7.1%   16.5%
  Impairment on intangible assets                       1.1%    0.0%         0.6%    0.0%
  Depreciation and amortization                         2.2%    4.6%         2.4%    5.0%
                                                    --------------------   ------------------

    Total costs and expenses                           99.6%   93.7%        97.3%   98.2%

Income from operations                                  0.4%    6.3%         2.7%    1.8%

Other income (expense), including minority interest     2.9%   -0.8%        -1.1%   -0.6%

Provision for income taxes                              1.6%    1.9%         0.9%    0.3%

Extraordinary loss from the extinguishment of debt,
  net of tax                                            1.5%    0.0%         0.9%    0.0%

Net income (loss)                                       0.0%    2.5%        -0.2%   -0.1%

Income (loss) applicable to common stock              -12.2%    2.4%        -7.4%   -0.4%

REVENUES

Construction and Maintenance - Construction and maintenance revenues were $88.8 million and $180.5 million for the three and six months ended April 30, 1999, respectively, compared to $34.6 million and $56.8 for the same respective periods of fiscal 1998 - increases of $54.2 million or 157 percent and $123.7 million or 218 percent, respectively. For the three and six months ended April 30, 1999, MFSNT generated construction and maintenance revenues of $58.6 million and $117.5 million, respectively.

Conduit Sales - Sales of conduit during the three months ended April 30, 1999 generated revenues of $35.7 million. The sale of the conduit inventory, which had previously been reported as held for sale and runs from Ohio to New York, generated net cash flow to the Company of $27.0 million.

COSTS AND EXPENSES

Construction and Maintenance - Construction and maintenance costs were $77.6 million and $153.8 million for the three and six months ended April 30, 1999, respectively, compared to $24.6 million and $43.6 million for the same respective periods of fiscal 1998 - increases of $53.0 million or 215 percent and $110.2 million or 253 percent, respectively. For the three and six months ended April 30, 1999, MFSNT generated construction and maintenance costs of $52.9 million and $102.1 million, respectively.

The Company's construction and maintenance margins were 12.6 percent compared to
14.8 percent for the three and six months ended April 30, 1999, respectively, compared to 28.8 percent and 23.3 percent for the same respective periods of fiscal 1998. The Company's construction and maintenance margins for the three and six months ended have been adversely effected by losses from Dial Communications, Inc. (Dial), a wholly-owed subsidiary of the Company, that has generated negative margins of $2.7 million and $2.9 million for the three and six months ended April 30, 1999, respectively.

As part of the integration of MSNT into the Company, management has undertaken a consolidation and realignment of all subsidiaries into operational division, both to achieve operational synergies and to close unprofitable operations. As a result of significant turnover and the deterioration of underlying contracts, the Company closed Dial during the three months ended April 30, 1999. For the three and six months ended April 30, 1999 Dial had losses before income taxes of $5.4 million and $6.4 million, respectively, which included a $1.3 million reduction of goodwill that is reflected in the accompanying statement of operations for the three months ended April 30, 1999 as "Impairment of Intangible Assets."

General and Administrative - General and administrative expenses were $7.6 million and $15.4 million for the three and six months ended April 30, 1999, respectively, compared to $6.2 million and $9.4 million for the same respective periods of fiscal 1998 - increases of $1.4 million or 23 percent and $6.0 million or 65 percent, respectively. For the three and six months ended April 30, 1999, general and administrative expense attributable to MFNST was $2.0 million and $4.1 million, respectively.

General and administrative expenses during the three and six months ended April 30, 1999 were adversely effected by charges of $1.2 million related to deferred compensation, stock compensation and severance agreements with former and existing officers of the Company.

Depreciation and Amortization - Depreciation and amortization expense was $2.8 million and $5.1 million for the three and six months ended April 30, 1999, respectively, compared to $1.6 million and $2.8 million for the same respective periods of fiscal 1998 - increases of $1.2 million or 74 percent and $2.3 million or 80 percent, respectively. For the three and six months ended April 30, 1999, depreciation and amortization expense attributable to MFSNT was $0.9 million and $1.4 million, respectively.

Depreciation and amortization expense as a percentage of revenues was 2.2 percent and 2.4 percent for the three and six months ended April 30, 1999, respectively, compared to 4.6 percent and 5.0 percent for the same respective periods of fiscal 1998. These decreases as a percentage of revenue, are attributable to the significant increase in revenues from MFSNT which, as a construction management company, does not require the same percentage increase in capital assets as the Company's construction companies.

OTHER INCOME (EXPENSE)

Other income (expense) was $3.4 million and $2.6 million for the three and six months ended April 30, 1999, respectively, compared to $(0.6) million and $(1.3) million for the same respective period of fiscal 1998 and consist of the following:

                                                             For the Three Months Ended April 30,
                                                     ------------------------------------------------------
                                                          1999          1998       $ Change      % Change
                                                     ------------ ------------- ------------ --------------
Change in the value of stock appreciation rights          $6,409            $-       $6,409            n/a
Interest expense                                         (2,210)         (276)      (1,934)            701
Minority interest                                          (125)         (185)           60             32
Other                                                      (680)         (179)        (501)            280
                                                     ------------ ------------- ------------ --------------
                                                          $3,394        $(640)       $4,034           630%
                                                     ============ ============= ============ ==============

                                                              For the Six Months Ended April 30,
                                                     ------------------------------------------------------
                                                           1999          1998       $ Change      % Change
                                                     ------------ ------------- ------------ --------------
Change in the value of stock appreciation rights          $2,981            $-       $2,981            n/a
Interest expense                                         (4,689)         (788)      (3,901)            495
Minority interest                                          (199)         (296)           97             33
Other                                                      (680)         (179)        (501)            280
                                                     ------------ ------------- ------------ --------------
                                                        $(2,587)      $(1,263)     $(1,324)            105%
                                                     ============ ============= ============ ==============

Stock Appreciation Rights - The change in the value of the stock appreciation rights is a non-cash item related to the value of amounts potentially owed to WorldCom under the existing WorldCom stock appreciation rights (WorldCom SARs). Management expects the conversion of WorldCom SARs into options for the Company's common stock at the Company's next shareholders' meeting and will not result in a cash charge to the Company. The value of the WorldCom SARs will be increased or decreased based on the fair value of the WorldCom SAR's utilizing the price of the Company's common stock at each reporting date until the WorldCom SARs are converted to options or exercised by WorldCom.

Interest Expense - The increase in interest expense during fiscal 1999 compared to fiscal 1998 is primarily attributable to the acquisition of MFSNT. During the three and six months ended April 30, 1999, the Company had $35.0 million outstanding under its Credit Facility with an average interest rate of approximately 7.5 percent, $30.0 million outstanding under the WorldCom Note with an interest rate of 11.5 percent and $15.0 million outstanding under its property taxes payable of that imputes interest at 15 percent. The $32.0 million outstanding under the WorldCom Advance is non-interest bearing.

PROVISION FOR INCOME TAXES

The provision for income taxes was $2.0 million and $1.9 million for the three and six months ended April 30, 1999, respectively, compared to $0.7 million and $0.2 million for the same respective periods of fiscal 1998 increases of $1.4 million or 204 percent and $1.7 million or 1,145 percent, respectively. During the three and six months ended April 30, 1999, the Company has provided income taxes at a 40 percent rate that approximates the rate used when applying federal and state statutory rates to pre-tax income, after adjusting for the amortization of nondeductible goodwill.

EXTRAORDINARY LOSS

During the three months ended April 30, 1999, the Company purchased all of its outstanding Senior Subordinated Notes with an outstanding principal balance of $10.0 million resulting in an extraordinary loss from the early extinguishment of debt or $1.8 million, net of tax of $1.2 million. The Senior Subordinated Note were purchased with proceeds from the WorldCom Advance.

INCOME (LOSS) APPLICABLE TO COMMON STOCK

Income (loss) applicable to common stock was $(15.2) million and $(16.0) million for the three and six months ended April 30, 1999, respectively, compared to $0.8 million and $(0.2) million for the same respective periods of fiscal 1998 - decreases of $18.7 million or 2,230 percent and $19.0 million or 7,821 percent, respectively.

During the three months ended April 30, 1999, the Company purchased 2,785 shares, or approximately 78 percent, of the Company outstanding Series B Preferred Stock, modified the conversion price of the remaining Series B Preferred Stock, and modified the terms of the Series B Preferred Stock Warrants resulting in chages to income applicable to common stock of $15.1 million. Additionally, during the three and six months ended April 30, 1999, dividends on the Series B Preferred Stock totaled $0.1 million and $0.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $31.2 million at April 30, 1999 compared to $13.5 million at October 31, 1998. The increase in cash and cash equivalents of $17.7 million during the six months ended April 30, 1999 resulted from cash provided by operating and financing activities of $18.4 million and $0.9 million, respectively, offset by cash used in investing activities of $1.6 million.

Cash used in operating activities during the six months ended April 30, 1999 of $18.4 million is primarily the result of net unrestricted proceeds from conduit sales of $20.0 million offset, in part, by costs on loss contracts of $2.0 million that were charged against the reserve for contract losses.

Cash used in investing activities during the six months ended April 30, 1999 of $1.6 million is due to net capital expenditures required to support increased operations and replacement of existing equipment.

Cash used in financing activities during the six months ended April 30, 1999 of $0.9 million is due primarily to redemptions of Series B PreferredStock, net repayments of long term debt and other borrowings, dividends paid on preferred stock and proceeds from the issuance of stock options.

In February 1999, WorldCom advanced the Company $32.0 million for the purposes of arranging the purchase of 2,785 shares, or approximately 78 percent of the Series B Preferred Stock and the purchase of the outstanding $10.0 million of Senior Notes. This advance is non-interest bearing and due the earlier of (i) October 31, 2000 or (ii) the dates of redemption and/or conversion of the Series B Preferred Stock or the Senior Notes.

As of April 30, 1999, the Company had fully utilized its availability under its Credit Facility. WorldCom has agreed to make available additional non-interest bearing advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement, which, if advanced, would be due on October 31, 2000. As of April 30, 1999 and the date of this filing, no amounts were outstanding under WorldCom's obligation to provide such additional advances.

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

Other factors and assumptions not identified above may also be involved in the derivation of forward- looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

YEAR 2000

The Company's business is dependent upon various computer software programs and operating systems that utilize dates and process data beyond the year 2000. The Company's actions to address the risks associated with the year 2000 are as follows:

THE COMPANY'S STATE OF READINESS. The Company has established programs to coordinate its year 2000 "Y2K" compliance efforts across all business functions and geographic areas. The scope of the programs include addressing the risks associated with the Company's (i) information technology "IT" systems (including the Company's products and services), (ii) non-IT systems that include embedded technology (e.g., equipment and other infrastructure), and (iii) significant vendors and their Y2K readiness. The Company is utilizing the following steps in executing its Y2K compliance program: 1) awareness, 2) assessment, 3) renovation, 4) validation and testing, and 5) implementation. The Company has completed the awareness and assessment steps for all areas; renovation is scheduled to be completed no later than July 31, 1999; validation and testing is scheduled to be completed by August 31, 1999; and implementation is scheduled to be completed by October 31, 1999.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Since inception of its program through April 30, 1999, the costs related to the Company's Y2K compliance efforts were not material. The total estimated costs to complete the Company's Y2K compliance effort are approximately $2.0 million. The estimated costs to complete, which does not include any costs which may be incurred by the Company if its significant vendors fail to timely address Y2K compliance, is based on currently known circumstances and various assumptions regarding future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to timely resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that either the Company relies does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. The most likely worst case scenario for Y2K is that the Company's internal operating systems and hardware become inoperable due to internal problems or date sensitive issues which may not have been addressed by the Company's third party hardware and software vendors. This situation could cause downtime for the accounting, purchasing and cost management systems. Proper backup of data and implementation of manual processing during downtime will reduce the problems to a point that there will be little or no impact on operations or revenue. Y2K issues that arise with customers' hardware and software may cause a short-term loss of revenues as a result of unforseen software and/or third party hardware failures. This exposure is expected to be minimal as the result of the Company's Y2K compliance program efforts, which included validation and testing.

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

                                EXPECTED MATURITY DURING THE FISCAL YEARS ENDED
                              1999     2000    2001    2002    2003   THEREAFTER
                              ----     ----    ----    ----    ----   ----------
Fixed rate debt              $3,278   $2,543  $32,109 $1,895  $1,703   $6,074

Average interest rate          12.6%    13.0%    11.9%    15%     15%      15%

Variable rate debt           $   --   $   --  $35,000 $   --  $   --   $   --

Average interest rate            --%      --%    7.5%     --%     --%      --%


The Company has no cash flow exposure due to interest rate changes for its fixed debt obligations. All of the Company's debt is non-trading. The fair value of the Company's debt approximates its carrying value.

Although the Company conducts business in foreign countries, the international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of April 30, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the six months ended April 30, 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 12, 1998, the Company granted options to purchase 150,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock") to two employees of the Company. The options were granted pursuant to the Company's 1995 Stock Option Plan, as amended (the "Plan"), are non-qualified, vested over three years, are exercisable at $7.125 per share, and expire on July 8,
2000. In addition, on November 12, 1998, the Company granted
                                       24
options to purchase 350,000 shares of Common Stock to employees of the Company's subsidiaries acquired in connection with the MFSNT acquisition. The options were granted outside the Plan.

On December 23, 1998, the Company granted options to purchase 12,500 shares of Common Stock to employees of the Company. The options were granted pursuant to the Plan, are qualified, vested immediately, are exercisable at $5.75 per share, and expire on December 31, 2004.

On December 31, 1998, in an effort to correct certain of the actions taken by the Company's Board of Directors in order to maintain compliance with the Plan, as amended, the Board of Director's rescinded certain of the stock option grants made during the fiscal year ended October 31, 1998, or 530,000 options under the Plan and 310,000 options outside the Plan. These ambiguities and compliance issues included, in certain instances, (i) granting options that had been granted inside the Plan where there were not a sufficient number of shares available, (ii) granting options at below market prices to nonemployee directors with the Plan, contrary to terms of the Plan, (iii) not specifying whether the grants were issued inside or outside the Plan, (iv) not specifying the exercise period for the options granted or (v) issuing options outside the Plan, which could be considered contrary to the terms of certain financing documents. These options, which vested immediately, were reissued at the fair market value ($5.75 per share), as defined by the Plan, on December 31, 1998, as well as shortened certain of the expiration dates of the options. In addition, the Company rescinded and reissued the 350,000 options outside the Plan and the 150,000 options pursuant to the Plan described above on December 31, 1998 at $5.75 per share for the reasons described above. These options vested immediately and expire on November 12, 2004 (outside the Plan) and December 31, 2004 (pursuant to the Plan).

On December 31, 1998, the Company granted options to purchase 1,050,000 shares of Common Stock to employees of the Company's subsidiaries acquired in connection with the MFSNT acquisition. The options were granted outside the Plan, are non-qualified, vest over three years, are exercisable at $5.75 per share, and expire on November 12, 2004.

On December 31, 1998, the Company granted options to purchase 40,000 shares of Common Stock to an employee of the Company. The options were granted outside the Plan, are non-qualified, 20,000 of which vested on January 1, 1999, 10,000 vest on December 31, 1999 and 10,000 vest on December 31, 2000, are exercisable at $5.75 per share, and expire on the earlier of September 19, 2005 or two years after the date of termination.

On December 31, 1998, the Company granted options to purchase 180,000 shares of Common Stock to three employees of the Company. The options were granted pursuant to the Plan, are non-qualified, vested immediately, are exercisable at $5.75 per share, and expire on December 31, 2001.

On February 17, 1999, 2,785 shares of non-voting Series B Convertible Preferred Stock, $0.10 par value ("Series B Preferred Stock") were purchased by the Company for approximately $18.9 million and retired. In connection with the purchase of the 78% of the Series B Preferred Stock, the Company agreed to certain modifications in the conversion price of the related warrants. The terms of the existing Series B Preferred Stock conversion price for the remaining shares were modified from 97% of market value, as defined in the agreements, to a fixed amount of approximately $3.50 per share for 404 of the remaining 779 shares. The conversion price of (i) warrants to purchase a total of 370,000 shares of the Company's common stock was reduced to $13.25 per share and (ii) warrants to purchase a total of 630,000 shares of common stock was reduced to $13.50 per share. On May 7, 1999, the warrants to purchase the

630,000 shares of common stock were purchased by the Company for $3.00 per share.

On February 19, 1999, 628,398 shares were issued to the former owners, or their assignees, of Georgia Electric Corporation ("GEC") pursuant to the earn-out provision of the acquisition agreement whereby the Company purchased all of the outstanding stock of GEC.

Effective April 1, 1999, the Company granted to an employee options to purchase 100,000 shares of Common Stock. The options were granted outside the Plan, are non-qualified, 75,000 of which vested immediately with the remaining 25,000 vesting on June 21, 2000, are exercisable at $6.375 per share, and expire at the earlier of September 19, 2005 or two years from the date of termination.

Effective April 1, 1999, the Company granted a consultant options to purchase 40,000 shares of Common Stock. The options were granted outside the Plan, are non-qualified, 20,000 of which vested immediately, 10,000 vest on April 1, 2000, and 10,000 vest on April 1, 2001, are exercisable at $6.375 per share, and expire two years from the date of expiration of the consulting agreement or any extensions or renewals thereof.

On April 30, 1999, the Company granted to an employee a restricted stock award of 50,000 shares of Common Stock.

On April 30, 1999, the Company converted a payable to a Director of the Company in the amount of $0.8 million into 118,286 shares of Common Stock based upon a conversion rate equal to the fair market value of the Company's common stock on the date of conversion, or $7.00 per share.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

For the period from November 1, 1998 through February17, 1999, the Company was in violation of the payment terms of its $10.0 million principal amount 12% Senior Subordinated Notes (the "Senior Notes"). These Senior Notes were purchased from the holders effective February 17, 1999, as described above, and subsequently canceled.

The Company was not in compliance with certain provisions (i.e., certain minimum ratios, total debt limitations) of the Company's $35.0 million three-year senior secured revolving credit facility ("Credit Facility") during the six months ended April 30, 1999. The Company has obtained a waiver for its noncompliance during the six months ended April 30, 1999. During the three months ended April 30, 1999, the Credit Facility was amended to change certain minimum ratios.

In February 1999, as was reported on the Company's Form 10-K/A, approximately 78% of the Series B Preferred Stock was purchased from the original holders and, in connection with such purchase, the Company was given until May 18, 1999 to effect a registration statement covering the resale of shares of common stock underlying the Series B Preferred Stock and warrants associated with the Series B Preferred Stock (the "Registration Statement"). The purchaser and the remaining holders of the Series B Preferred Stock agreed to either waive all outstanding defaults under such securities or refrain from exercising any remedies with respect to any such outstanding defaults for a period of 90 days from February 17, 1999. During such period of time, the Company had agreed to use its best efforts to have the Registration Statement declared effective. To date, the Registration Statement has not been declared effective. In May 1999, the holders of the remaining 22% agreed to a further extension from May 19, 1999 until August 18, 1999.

In addition, during the second quarter ended April 30, 1999, the Company was and continues to be in default on the Series B Preferred Stock for the nonpayment of dividends related to the remaining 22% (or 779 shares) of shares of Series B Preferred Stock.

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

     2.4 Closing Memorandum and Schedule, dated April 1, 1998, among Able Telcom Holding Corp., James P.Patton, Rick Boyle and Claiborne K. McLemore III (2)

     2.5 Agreement and Plan of Merger by an among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of April 22, 1998 (9)

     2.5.1 Amendment to Agreement and Plan of Merger among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. dated as of July 2, 1998(10)

     2.5.1.1 Amendment No. 2 dated as of July 21, 1998 to Agreement and Plan of Merger among MFS Acquisition Corp., Able Telcom Holding Corp., MFS Network Technologies, Inc. and MFS Communications Company, Inc. (11)

     2.5.1.2 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated as of September 9, 1998 (13)

     2.5.1.3 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated January 26, 1999 (12)

     2.5.2 Promissory Note of Able Telcom Holding Corp. dated July 2, 1998 to MFS Communications Company, Inc. (10)

     2.5.2.1 11.5% Promissory Note between Able Telcom Holding Corp., and WorldCom Network Services, Inc. dated as of September 1, 1998(12)

     2.5.3 Stock Pledge Agreement dated as of July 2, 1998 by Able Telcom Holding Corp. in favor of WorldCom, Inc. (10)

     2.5.4 Master Services Agreement between WorldCom Network Services, Inc. and MFS Network Technologies, Inc. dated as of July 2,1998 (exhibits omitted) (11)

     2.5.5 Assumption and Indemnity Agreement dated as of July 2, 1998 among Able Telcom Holding Corp., WorldCom Inc., MFS Communications Company, Inc., MFS Intelenet, Inc., MFS Datanet, Inc., MFS Telcom, Inc. and MFS Communcations, Ltd. (schedule omitted) (10)

     2.5.6 License Agreement between MFS Communications Company, Inc. and Able Telcom Holding Corp. dated as of July 2, 1998 (10)

     2.5.7 Modification to Stock Option Agreement between the Company and WorldCom, Inc. dated January 8, 1999 (12)

     2.5.8 Agreement to Enter Into Stock Appreciation Rights Agreement between the Company and WorldCom, Inc. dated January 8, 1999(12)

     2.5.9 Financing Agreement between WorldCom Network Services, Inc.and Able Telcom Holding Corp. dated February 16, 1999 (12)

     2.5.9.1 Amendment and Restatement of Financing Agreement by and between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated April 1, 1999

     2.5.10 Agreement dated March 15, 1999 by and between Able Telcom Holding Corp. and WorldCom Network Services, Inc.

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

     10.32 Amendment to June 11, 1998 Credit Agreement among Able Telcom Holding Corp. NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dated as of June 30, 1998 (13)

     10.32.1 Amendment and Amended and Restated Limited Waiver to June 11, 1998 Credit Agreement among Able Telcom Holding Corp., NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dates as of June 30, 1998 (15)

     10.33     Employment Agreement with Billy V Ray, Jr., dated December 1,
               1998 (12)

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

     10.37     Employment Agreement with Edward Pollock, dated January 1, 1999
               (12)

     10.38 Employment Agreement with Frazier L. Gaines, dated November 12, 1998 (12)

     10.40     Employment Agreement with Rick Boyle, dated April 1, 1998 (12)

     10.41 Financing Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (without exhibits)
               (12)

     10.41.1 Termination Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated March 22, 1999 (15)

     10.42 11.5% Non-Recourse Promissory Note between Cotton Communications, Inc. and Able Telcom Holding Corp. dated February 17, 1999 (12)

     10.43 Stock Pledge Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (12)

     10.44     Employment Agreement with Michael Arp, dated January 1, 1999 (15)

     10.45 Consulting Agreement and Employment Agreement with James E. Brands, dated March 15, 1999 (15)

     10.46     Employment Agreement with Michael Summers, dated May___, 1999

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

(7) Incorporated by reference from Note 6 to the Condensed Consolidated Financial Statements (Unaudited) filed herewith.

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

(14) Incorporated by reference to an exhibit to the Company's Form S-1 (File No.333-65991), as filed with the Commission on October 22, 1998.

(15)     Incorporated by reference to an exhibit to the Company's Amendment
         No. 1 to Form S-1 (File No. 333-65991), as filed with the Commission on April 8, 1999.

(b)               Reports on Form 8-K

     On February 16, 1999, the Company filed a Current Report on Form 8-K (File No. 0-21986), dated February 16, 1999, announcing earnings for the fiscal year ended October 31, 1998 and the timing of filing the Annual Report on Form 10-K.

     On March 16, 1999, the Company filed a Current Report on Form 8-K (File No. 0-21986), dated March 12, 1999, announcing the resignation of Gideon D. Taylor from the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ABLE TELCOM HOLDING CORP.
                                                       (REGISTRANT)

June 14, 1999                             By:     /S/ MICHAEL F. ARP
                                                  ------------------
                                                  Michael F. Arp
                                                  Financial Vice President
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
-------

2.5.9.1 Amendment and Restatement of Financing Agreement by and between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated April 1, 1999

2.5.10 Agreement dated March 15, 1999 by and between Able Telcom Holding Corp. and WorldCom Network Services, Inc.

10.46          Employment Agreement with Michael Summers, dated May___, 1999

27             Financial Data Schedule