Form 10-Q
period 1999-07-31
ABLE TELCOM HOLDING CORP
filed 1999-09-15
CIK 826411

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________.

                         COMMISSION FILE NUMBER 0-21986

                            ABLE TELCOM HOLDING CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   FLORIDA                        65-0013218
        -------------------------------       -------------------
        (STATE OF OTHER JURISDICTION OF         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)


                           1000 HOLCOMB WOODS PARKWAY
                                   SUITE 440
                             ROSWELL, GEORGIA 30076
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (770) 993-1570
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of July 31, 1999, there were 12,070,795 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets as of July 31, 1999
                       (Unaudited) and October 31, 1998. .....................................    3

                    Condensed Consolidated Statements of Operations (Unaudited)
                       for the three months and nine months ended July 31, 1999 and 1998 .....    4

                    Condensed Consolidated Statements of Comprehensive Income
                       (Unaudited) for the three months and nine months
                       ended July 31, 1999....................................................    5

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                       for the nine months ended July 31, 1999 and 1998.......................    6

                    Notes to Condensed Consolidated Financial Statements (Unaudited) .........    7

        Item 2. Management's Discussion and Analysis of Financial Condition and
                       Results of Operations .................................................   14

        Item 3. Quantitative and Qualitative Disclosures about Market Risk ...................   21

PART II. OTHER INFORMATION

        Items 1, 4 and 5 - Not Applicable

        Item 2. Changes in Securities and Use of Proceeds ....................................   21

        Item 3. Defaults Upon Senior Securities ..............................................   23

        Item 6. Exhibits and Reports on Form 8-K .............................................   24

SIGNATURES ...................................................................................   31


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                             JULY 31,     OCTOBER 31,
                                                                                               1999         1998(1)
                                                                                            ----------    ----------
                                                                                           (Unaudited)
ASSETS
Currents Assets:
           Cash and cash equivalents ..................................................     $  16,603      $  13,544
           Accounts receivable, net ...................................................        80,540         64,159
           Costs and profits in excess of billings on uncompleted contracts ...........        85,073        105,478
           Prepaid expenses and other current assets ..................................        11,302          2,641
                                                                                            ---------      ---------

                    Total current assets ..............................................       193,518        185,822
                                                                                            ---------      ---------

Property and equipment, net ...........................................................        29,174         32,074
                                                                                            ---------      ---------

Other assets:
           Goodwill, net ..............................................................        43,873         31,374
           Assets held for sale .......................................................        12,750         38,750
           Other non-current assets ...................................................         3,603          2,740
                                                                                            ---------      ---------

                    Total other assets ................................................        60,226         72,864
                                                                                            ---------      ---------

                    Total assets ......................................................     $ 282,918      $ 290,760
                                                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
           Current portion of long-term-debt ..........................................         3,126      $  15,047
           Accounts payable and accrued liabilities ...................................        38,813         62,558
           Billings in excess of costs and profits on uncompleted contracts ...........        70,330         57,439
           Reserves for losses on uncompleted contracts ...............................        16,503         25,390
           Stock appreciation rights payable ..........................................         6,036           --
                                                                                            ---------      ---------
                    Total current liabilities .........................................       134,808        160,434
           Long-term debt, non-current portion ........................................        79,605         76,047
           Advances from WorldCom .....................................................        32,000           --
           Other non-current liabilities ..............................................         5,216          2,737
                                                                                            ---------      ---------

           Total liabilities ..........................................................       251,629        239,218
Contingencies
Series B Preferred Stock, $.10 par value; aggregate liquidation value of
           $3,895,000 and $17,820,000; 4,000 shares authorized;
           779 and 3,564 shares issued and outstanding ................................         2,455         11,325
Shareholders' Equity:
           Common stock, $.001 par value, authorized 25,000,000 shares; 12,070,795 and
           11,065,670 shares issued and outstanding, respectively .....................            12             11
           Additional paid-in capital .................................................        43,076         35,164
           Senior Note Warrants .......................................................         1,244          1,244
           Series B Preferred Stock Warrants ..........................................         5,404          5,400
           WorldCom Stock Options .....................................................            --          3,490
           WorldCom Phantom Stock .....................................................           606            606
           Retained earnings (deficit) ................................................       (21,485)        (5,698)
           Accumulated other comprehensive income .....................................           (23)          --
                                                                                            ---------      ---------

           Total shareholders' equity .................................................        28,834         40,217
                                                                                            ---------      ---------
           Total liabilities and shareholders' equity .................................     $ 282,918      $ 290,760
                                                                                            =========      =========

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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                      ENDED JULY 31,                    ENDED JULY 31,

                                                                   1999            1998               1999            1998
Revenue:
             Construction and maintenance                      $   102,562     $    58,305        $   283,099     $   115,125
             Conduit                                                     --           --               35,721            --
                                                               -----------     -----------        -----------     -----------

             Total revenue                                         102,562          58,305            318,820         115,125

Costs and expenses:
             Construction and maintenance                           83,112          46,615            236,942          90,222
             Costs of conduit                                           --            --               34,673            --
             General and administrative expense                     10,413           5,337             25,088          14,703
             Impairment of intangible assets                            --                              1,319            --
             Depreciation and amortization expense                   2,491           2,034              8,352           4,865
                                                               -----------     -----------        -----------     -----------

             Total costs and expenses                               96,016          53,986            306,374         109,790
                                                               -----------     -----------        -----------     -----------

Income from operations                                               6,546           4,319             12,446           5,335
                                                               -----------     -----------        -----------     -----------
Other income (expense):
             Interest expense                                       (2,059)         (1,304)            (6,747)         (2,092)
             Change in value of stock appreciation rights           (3,105)           --                 (124)           --
             Other                                                    (871)         (1,205)            (1,681)         (1,046)
                                                               -----------     -----------        -----------     -----------

             Total other income (expense)                           (6,035)         (2,509)            (8,552)         (3,138)

Income before income taxes, minority interest
             and extraordinary item                                    511           1,810              3,894           2,197
Provision for income taxes                                             257             706              2,137             857
                                                               -----------     -----------        -----------     -----------

Income before minority interest and extraordinary item                 254           1,104              1,757           1,340
Minority interest                                                       93             314                292             610
                                                               -----------     -----------        -----------     -----------

Income (loss) before extraordinary item                                161             790              1,465             730
Extraordinary loss on the early extinguishment
             of debt, net of tax of $1,226                              --            --                1,841            --
                                                               -----------     -----------        -----------     -----------

Net income (loss)                                                      161             790               (376)            730
Preferred stock dividends                                              (39)            (67)              (283)           (145)
Redemption of 2,785 shares of Series B Preferred Stock                  --            --               (9,899)           --
Value assigned to Series B Preferred
             Stock Warrant modifications                                --            --               (1,894)           --
Discount attributable to beneficial conversion
             privilege of preferred stock                               --          (7,909)            (3,336)         (8,013)
                                                               -----------     -----------        -----------     -----------

Income (loss) applicable to common stock                       $       122     ($    7,186)       ($   15,788)    ($    7,428)
                                                               ===========     ===========        ===========     ===========

Weighted average shares outstanding:
             Basic                                              11,794,718       9,918,292         11,939,517       9,660,921
             Diluted                                            13,933,544       9,916,404         13,188,164       9,642,253
Income (loss) per share (see Note 6):
             Basic:
             Income (loss) before extraordinary item           $      0.01     ($     0.72)       $      0.12     ($     0.77)
             Extraordinary loss on the early extinguishment
             of debt, net of tax of $1,226                              --            --                 0.15            --
             Net income (loss)                                        0.01           (0.72)             (0.04)          (0.77)
             Income (loss) applicable to common stock                 0.01           (0.72)             (1.32)          (0.77)
             Diluted:
             Income (loss) before extraordinary item           $      0.01     ($     0.72)       $      0.11     ($     0.77)
             Extraordinary loss on the early extinguishment
             of debt, net of tax of $1,226                              --            --                (0.14)           --
             Net income (loss)                                        0.01           (0.72)             (0.04)          (0.77)
             Income (loss) applicable to common stock                 0.01           (0.72)             (1,32)          (0.77)

See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                     ENDED JULY 31,            ENDED JULY 31,
                                                                 1999          1998          1999         1998
                                                                 ----          ----          ----         ----
Net income (loss)                                                $ 161         $ 790         ($376)        $730
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments                           (98)          (10)          (23)          75
                 Total other comprehensive income (loss)           (98)          (10)          (23)          75
                                                                 -----         -----         -----         ----
Comprehensive income (loss)                                      $  63         $ 780         ($399)        $805
                                                                 =====         =====         =====         ====

See notes to condensed consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       FOR THE NINE MONTHS
                                                                                          ENDED JULY 31,
                                                                                        1999        1998
Cash provided by operating activities                                                 $ 8,064     $  3,993
                                                                                      -------     --------
Cash flows from Investing Activities:
               Capital expenditures, net                                               (4,252)      (8,744)
               Acquisition of businesses (net of cash acquired of $4,705 in 1998)          --       (1,209)
               Repurchase of Series B Preferred Stock Warrants                         (1,890)          --
                                                                                      -------     --------
               Net cash used in investing activities                                   (6,142)      (9,953)
                                                                                      -------     --------
Cash flows from Financing Activities:
               Repayments of long-term debt and other borrowings                      (12,555)     (91,075)
               Redemption of Series B Preferred Stock                                 (18,677)
               Proceeds from the issuance of long-term debt
                   and other borrowings                                                32,131       71,413
               Proceeds from the issuance of preferred stock, net                         (92)      18,110
               Proceeds from the exercise of stock options                                497        2,784
               Dividends paid on preferred stock                                         (167)        (204)
               Other                                                                       --            1
                                                                                     --------     --------

               Net cash provided by financing activities                                1,137        1,029
                                                                                     --------     --------
(Decrease) Increase in cash and cash equivalents                                        3,059       (1,151)
Cash and cash equivalents, beginning of period                                         13,544        6,230
                                                                                     --------     --------

Cash and cash equivalents, end of period                                             $ 16,603     $  5,079
                                                                                     ========     ========

Supplemental Disclosure:
Increases in goodwill resulting from final
  purchase price allocations                                                           15,207           --
Valuation of detachable warrants                                                    $    --          6,644
Common stock issued in accordance with GEC earnout provisions                           4,595        1,278
Common stock issued in exchange for note payable to director                              828         --
Discount attributable to beneficial conversion privilege of preferred stock             3,335        7,909
Value assigned to the February 1999 Series B Preferred
               Stock Warrant modification                                               1,894         --
Compensation recognized on common stock awarded to employees                              350         --
Compensation recognized on common stock options awarded to non-employees                  131         --
Compensation recognized on below market options                                            --         93
Conversion of Series A Preferred Stock                                                     --        6,818
Valuation of options and equity awards issued in acquisition                               --        4,096
Cash paid for:
     Interest                                                                           1,993        2,092
     Income taxes                                                                       4,364           --

See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

In the opinion of management of Able Telcom Holding Corp. ("Able Telcom" or the "Company"), the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K/A ("Form 10-K/A").

The accompanying unaudited condensed consolidated financial statements are prepared on an accrual basis and include the accounts of the Company and all its subsidiaries. A substantial portion of consolidated total assets, liabilities and revenues are generated by one subsidiary of the Company, MFS Network Technologies, Inc. ("MFSNT"), which was acquired during the fiscal year ended October 31, 1998.

The value assigned to the Company's interest in Kanas Telcom, Inc. ("Kanas") in conjunction with the acquisition of MFNST (as described below) represented Company management's best estimate of the net proceeds expected to be received from the sale of the Company's interest in Kanas. That estimate was based, in part, on active negotiations with potential buyers and included the expected earnings or losses from the operations of Kanas during the holding period (from July 2, 1998, through the ultimate sale of the asset or approximately July 2, 1999. Company management continues to evaluate opportunities to sell the Company's interest in Kanas. However, Company management no longer contemplates that such transaction will occur before fiscal year 2000. Therefore, beginning July 2, 1999, the Company began to account for its interest in Kanas, which it intends to continue to classify as "assets available for sale," under the equity method of accounting. The Company intends to reevaluate the net realizable value of its interest in Kanas on an ongoing basis.

All material intercompany accounts and transactions have been eliminated. Certain items in the condensed consolidated financial statements as of October 31, 1998 have been reclassified to conform with the current presentation.

2.   ACQUISITION

On July 2, 1998, the Company acquired the network construction and transportation systems business of MFSNT from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement. The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million. In addition, the MFSNT acquisition agreements, as amended, provide that on November 30, 2000, the Company shall pay to WorldCom certain amounts, if positive: (i) the difference between $9.0 million related to losses on MFSNT projects in existence on March 31, 1998 and recorded by MFSNT as of June 30, 1998, and the amount actually lost on such contracts through November 30, 2000, (ii) the difference between $3.0 million related to losses on MFSNT projects not recorded by MFSNT as of June 30, 1998 and the amount actually lost on such contracts through November 30, 2000, and (iii) the difference between $5.0 million and the aggregate costs of Able in defending the litigation, and payments made in settlement or in payment of judgements with respect to preacquisition litigation. The range of this contingent consideration potentially payable to WorldCom is from $0 to $17.0 million. Presently, Company management expects to pay no additional consideration to WorldCom pursuant to the aforementioned provisions.

During the three months ended July 31, 1999, the Company completed its allocation of the MFSNT purchase price. The purchase price allocation disclosed in the Company's Form 10-K/A and the final purchase price allocation is as follows (in millions):

                                                                                          FINAL
                                                                        FORM 10-K/A     ALLOCATION
                                                                         ----------     ---------
Cash and accounts receivable                                              $  47.0         44.8
Costs and profits in excess billing on uncompleted contracts                 93.7         93.7
Assets held for sale                                                         38.8         38.8
Prepaid expenses                                                              1.0          1.0
Property                                                                      5.7          5.7
Goodwill (1)                                                                 16.5         30.2
Accounts payable                                                            (13.7)       (13.7)
Billings in excess of costs and profits on uncompleted contracts            (56.6)       (56.6)
Reserve for losses on uncompleted contracts (Refore to footnote 5)          (40.5)       (48.3)
Accrued restructuring costs (2)                                              (2.0)        (2.0)
Property taxes payable                                                      (15.0)       (15.0)
Other accrued liablilites (3)                                                (7.4)       (11.1)
                                                                          -----         ----
     Total allocated purchase price                                       $  67.5         67.5
                                                                          =====         ====

----------------

(1)  Goodwill is being amortized on a straight-line basis over 20 years.

(2) Accrued restructuring costs related primarily to serverance and benefit costs associated with the involuntary termination of employees pursuant to an approved restructuring plan.

(3) Includes allowances for costs related to litigation and claims of $5.0 million which, according to the Plan of Merger, is payable to WorldCom in the event specified litigation costs and claims are not paid by the Company.


In conjunction with the acquisition of MFSNT, the Company granted an option to WorldCom (the "WorldCom Option") to purchase up to 2,000,000 shares of the Company's common stock, at an exercise price of $7.00 per share, but subject to a 1,817,941 share maximum limitation, and the right to receive upon satisfaction of certain conditions phantom stock awards (the "Phantom Stock Awards") equivalent to 600,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option. The WorldCom Phantom Stock Awards are exercisable only on the following three days: July 2, 1999, July 2, 2000, or July 2, 2001. WorldCom will be entitled to receive any appreciation of the Common Stock over a base price of $5 3/32 per share, but in no event shall the maximum payment exceed $25.00 per share. The fair values of the WorldCom Option and Phantom Stock Awards were estimated at the date of grant at $3.5 million and $0.6 million, respectively, and were included as a component of the total consideration paid for the acquisition of MFSNT.

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

In connection with the establishment of the SAR liability as of January 8, 1999, the fair value of the SARs was estimated to be approximately $5.9 million as compared to the previously estimated fair value of the WorldCom Option. The difference of $2.4 million represents debt issue costs of $0.5 million and a reduction of paid-in capital of $1.9 million. The exercise period for the SARs granted commences on the earlier of: (i) one (1) business day after the date upon which the potential issuance of common stock is voted on by the shareholders of the Company, and (ii) July 1, 1999, and ending on January 2, 2002. As of July 31, 1999, the fair value of the stock appreciation rights liability has been estimated to be $6.1 million. Changes in the valuation of the SARs has resulted in a charge to earnings during the three and nine months ended July 31, 1999, of $3.1 million and $0.1 million, respectively.

3.   ACQUISITION OF COMSAT CONTRACTS

During the fiscal year ended October 31, 1998, the Company acquired 12 contracts with the Texas Department of Transportation (the "COMSAT Contracts") from CRSI Acquitision, Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts were for the installation of intelligent traffic management systems and design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, the Company received consideration from COMSAT of approximately $15.0 million. The COMSAT Contracts generated revenues, costs of revenues and margins as follows:

                       THREE MONTHS ENDED JULY 31,   NINE MONTHS ENDED JULY 31,
                       ---------------------------   --------------------------
                          1999          1998             1999           1998
                         ------        ------           -------        ------

Revenues                 $2,516        $5,858           $10,484        $9,764
Costs of revenues         1,741         2,816             6,209         5,084
                         ======        ======           =======        ======
Margins                  $  775        $3,042           $ 4,275        $4,680
                         ======        ======           =======        ======

These revenues, costs of revenues and margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts. As of July 31, 1999, substantially all work related to the COMSAT Contracts had been completed.

4.   ASSETS HELD FOR SALE

Assets held for sale at July 31, 1999, consist of an equity interest in Kanas Telcom, Inc. ("Kanas"). Kanas was acquired in the MFSNT Acquisition, and has been held for sale since that time. The carrying value of the Company's interest in Kanas, which was assigned in purchase accounting, represents the net proceeds expected to be received from an ultimate sale which was based, in part, on active negotiations with potential buyers.

The Company is a 25% owner of Kanas, with the remaining 75 percent owned by native corporations of Alaska. Kanas' primary asset is a telecommunications network along the Alaskan Pipeline system between Prudhoe Bay, Alaska and Valdez, Alaska (the "Alyeska Network"). MFSNT had been contracted by Kanas to build the fiber optic network. During the construction of the Alyeska Network, which was completed in December 1998, Kanas was a development-stage company.

Kanas owns and is responsible for maintaining the Alyeska Network. While the Company does not participate in the day-to-day management of Kanas, Kanas has contracted with MFSNT to operate and maintain the Aleyska Network for 15 years. The term of the Kanas O&M agreement began in December 1998 and is not expected to generate a net profit to the Company over the term of the agreement.

As of December 31, 1998, the unaudited financial statements of Kanas reflected total assets, liabilities and equity of $88.9 million, $88.8 million and $123,000, respectively. Additionally, the unaudited financial statements reflected net income for the year ended December 31, 1998, of $1.2 million. The Company's proportionate share of Kanas' pre-operational gains/losses from July 2, 1998, through October 31, 1998 and during the three and nine months ended July 31, 1999, was insignificant. The Company has received no dividends from Kanas.

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at July 31, 1999 was approximately $85.4 million.

During the three months ended April 30, 1999, the Company finalized the sale of conduit inventory that runs from Ohio to New York, for approximately $35.7 million resulting in net cash proceeds, after revenue sharing payments, of $27.0 million. The conduit inventory, which had a carrying value of $26.0 million, was reported as "assets held for sale" at October 31, 1998.

5.   IMPAIRMENT OF INTANGIBLE ASSETS

As part of the integration of MFSNT into the Company, management has undertaken a consolidation and realignment of all subsidiaries into operational divisions, both to achieve operational synergies and to close unprofitable operations. As a result of significant turnover and the deterioration of underlying contracts, the Company closed Dial Communications, Inc. ("Dial") during the three months ended April 30, 1999. For the three and nine months ended July 31, 1999, Dial had contract margins of $(2.7) million and $(2.9) million, respectively, and losses before income taxes of $5.4 million and $6.4 million, respectively, which included a $1.3 million write-off of goodwill.

The Company, at each balance sheet date, evaluates whether events or changes in circumstances have occurred that indicate the carrying value of its long-lived assets and identifiable intangibles may not be recoverable. If such events or changes in circumstances are deemed to have occurred, the Company estimates the future cash flows related to the assets and compares the sum of the expected future cash flows (undiscounted and without interest charges) to the carrying amount of the assets to determine if there has been an impairment. If an impairment has occurred, the Company will write the assets down to their estimated fair value. The estimated fair value of the assets is typically calculated using the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

6.   RESERVES FOR LOSSES ON UNCOMPLETED CONTRACTS

At July 2, 1998, the date the Company acquired MFSNT, MFSNT had $11.7 million of reserves for losses on uncompleted contracts recorded on its balance sheet. Through the Company's due diligence efforts, the Company estimated the need for reserves for contract losses of $40.5 million, resulting in a $28.8 million adjustment through purchase accounting. Together these reserves for contract losses relate to specific MFSNT loss jobs, jobs where the current estimates of remaining contract costs exceed remaining contract revenues. Revenues and costs of revenues recognized in the Company's consolidated statement of operations on these contracts subsequent to the acquisition have resulted in no net margin. The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):

                                          NETWORK       TRANSPORTATION
                                          SERVICES         SERVICES
                                            JOBS             JOBS            TOTAL
                                          --------      ---------------     --------
Previously recorded by MFSNT(1)           $  6,100         $  5,600         $ 11,700
Purchase accounting adjustments(1)           7,454           21,346           28,800
                                          --------         --------         --------
Adjusted balance, July 2, 1999(1)           13,554           26,946           40,500
Amount utilized                             (4,825)         (10,285)         (15,110)
                                          --------         --------         --------
Balance, October 31, 1998                    8,729           16,661           25,390
Amount utilized                             (1,597)          (3,435)          (5,031)
                                          --------         --------         --------
Balance, January 31, 1999                    7,132           13,226           20,358
Amount utilized                             (1,033)          (1,904)          (2,937)
                                          --------         --------         --------
Balance, April 30, 1999                      6,099           11,322           17,421
Amount utilized                             (4,660)          (4,071)          (8,731)
Valuation adjustments(2)                    11,847           (4,034)           7,813
                                          --------         --------         --------
Balance, July 31, 1999                    $ 13,286         $  3,217         $ 16,503
                                          ========         ========         ========

(1) The difference between the $11.7 million reserves recorded on the July 2, 1998 MFSNT balance sheet and the $40.5 million of reserves for contract losses that the Company estimated through due diligence efforts were primarily the result of differences in the costs associated with:
    (i) extending the estimated completion dates of the jobs; (ii) the software development effort; (iii) liquidated damages; and (iv) disputed subcontractor claims.

(2) The valuation adjustments made during the three months ended July 31, 1999, were the result of revised fair value assessments on certain contracts.

7.   BORROWINGS

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at July 31, 1999 was approximately $85.4 million.

During the three months ended April 30, 1999, the Company finalized the sale of conduit inventory that runs from Ohio to New York, for approximately $35.7 million resulting in net cash proceeds, after revenue sharing payments, of $27.0 million. The conduit inventory, which had a carrying value of $26.0 million, was reported as "assets held for sale" at October 31, 1998.

The WorldCom Advance agreement also provided for additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom master services agreement. ("Additional WorldCom Advance") The Additional WorldCom Advance is non-interest bearing and would be repayable to WorldCom on November 30, 2000. To date, the Company has not received any additional advances against the Additional WorldCom Advance.

During the three months ended April 30, 1999, the maturity date in the Company's Credit Facility was amended to November 1, 2000 and certain minimum ratios were also amended. The Company is currently in compliance with the provisions of the Credit Facility and anticipates continuing compliance therewith. If compliance is not maintained, or if waivers of non-compliance are not received, reported current liabilities would be increased by $35.0 million.

8.   SERIES B PREFERRED STOCK

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

In February 1999, as described above, approximately 78% of the Series B Preferred Stock was purchased from the original holders and, in connection with such purchase, the Company was given until May 18, 1999 to effect the Registration Statement described above. The Purchaser and the remaining holders of the Series B Preferred Stock agreed to either waive all outstanding defaults under such securities or refrain from exercising any remedies with respect to any such outstanding defaults for a period of 90 days from February 17, 1999. During such period of time, the Company had agreed to use its best efforts to have the Registration Statement declared effective. To date, the Registration Statement has not been declared effective. In September 1999, the holders of the remaining 779 shares agreed to a further extensions to October 31, 1999.

In connection with the purchase of the 78% of the Series B Preferred Stock, the Company agreed to clarify the conversion price with respect to the remaining 779 Series B Preferred Shares. The conversion price was modified from 97% of market value, as defined in the agreements, to a fixed amount of approximately $3.50 per share which will be further reduced by 1.5% per month until the Registration Statement is declared effective. The reduction of the conversion price resulted in a charges to income applicable to common stock of $0.5 million and $3.5 million during the three and six months ended July 31, 1999. The conversion price with respect to the remaining 779 Series B Preferred Shares at July 31, 1999, was $3.18.

In connection with the purchase of the 78% of the Series B Preferred Stock, the Company agreed to certain modifications in the conversion price of the related warrants. The conversion price of (i) warrants to purchase a total of 370,000 shares of the Company's common stock was reduced to $13.25 per share and (ii) warrants to purchase a total of 630,000 shares of common stock was reduced to $13.50 per share. The Company determined the value of the Series B Preferred Stock warrants immediately preceding and after the February 17, 1999 modification. The difference in these valuations of approximately $1.9 million was charged to retained earnings during the three months ended April 30, 1999. On May 7, 1999, the warrants to purchase the 630,000 shares of common stock were purchased by the Company for $3.00 per share.

9.   STOCKHOLDERS EQUITY

During the nine months ended July 31, 1999, the Company: (a) issued 628,398 shares of common stock to the former owners of Georgia Electric Company ("GEC") pursuant to the earn-out provision of the acquisition agreement whereby the Company purchased all of the outstanding shares of GEC: (b) Issued 115,286 shares of common stock to a director of the Company in full settlement of amounts due this director and previously reported as "Notes Payable to Directors;" (c) Granted 50,000 shares of common stock to an employee resulting in compensation expense of $350,000; (d) Issued 140,000 options to terminating employees and non-employees resulting in compensation expense of $0.1 million; and (e) Issued 208,461 shares of common stock in connection with the exercise of options.

10.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share (dollars, in thousands):

                                                 FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          JULY 31,                         JULY 31,

                                                     1999             1998            1999             1998
                                                ------------     ------------    ------------     ------------
Basic:
    Income (loss) available to common
      stockholders (numerator)                 $         122    $      (7,186)  $     (18,843)    $     (7,428)
  Weighted-average number of
      common shares (denominator)                 11,794,718        9,918,292      11,939,517        9,660,921
    Income (loss) per common share             $        0.01    $       (0.72)  $       (1.58)    $      (0.77)

Diluted:
    Income (loss) available to common
      stockholders (numerator)                 $         122     $     (7,119)  $     (18,843)    $     (7,428)
    Weighted-average number of common shares      11,794,718        9,916,404      11,939,517        9,642,253
    Common stock equivalents arising
      from stock options, warrants and
      convertible preferred stock                  2,138,826        1,683,266       1,248,647          706,234

    Total shares (denominator)                    13,933,544       11,601,558      13,188,164       10,367,155

    Income (loss) per common share(1)          $        0.01     $      (0.72)  $       (1.32)    $      (0.77)

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

11.  CONTINGENCIES

LITIGATION

On May 21, 1998, SIRIT Technologies, Inc. ("SIRIT") filed a lawsuit in the United States District Court for the Southern District of Florida against Able and Thomas M. Davidson, who has since become a member of Able's Board of Directors. SIRIT asserts claims against Able for tortious interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with Able's acquisition of MFSNT and seeks injunctive relief and compensatory damages in excess of $100.0 million. At present, the parties are conducting discovery in this case.

On or about September 10, 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, its then Chairman of the Board Gideon Taylor, then Chief Executive Officer Frazier L. Gaines, Chief Accounting Officer Jesus Dominguez, and then Chief Financial Officer Mark A. Shain (collectively, the "Defendants"). All of these cases have been consolidated with the SFCS case. The plaintiffs have not yet filed their consolidated amended complaint. The consolidated complaint asserts claims under the federal securities laws against Able and four of its officers and former officers allegedly that the Defendants caused the Company to falsely represent and mislead the public with respect to
(i) two acquisitions: the MFSNT Acquisition and the acquisition of the COMSAT Contracts, and (ii) Able's ongoing financial condition as a result of the acquisitions and the related financing of those acquisitions. Plaintiffs have received certification as a class action on behalf of themselves and all others similarly situated persons and seek unspecified damages and attorneys' fees. Able is currently assessing the allegations set forth in the lawsuits and intends to vigorously defend this matter. An adverse outcome in this lawsuit or in other shareholder lawsuits would likely have a material adverse effect upon Able's consolidated financial position, results of operations and cash flow.

The Company is subject to other lawsuits and claims for various amounts which arise out of the normal course of its business. The Company intends to vigorously defend itself in these matters. The Company does not believe that any of these suits will have a material adverse effect on the Company's financial position.

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

13.  ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" was issued in June 1998. The Statement requires all derivative instruments to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement will generally require changes in the derivative's fair value to be recognized currently in operations. The Company expects to adopt SFAS No. 133 during the year ended October 31, 2000. The Company is currently evaluating the effect of the adoption and currently does not expect the adoption of this Statement will have a significant effect on the Company's Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the nine months ended July 31, 1999 and 1998. This information should be read in conjunction with the Company's condensed consolidated financial statement appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risk and uncertainties, including but not limited to economic, governmental and technological factors affecting the Company's operations, markets and profitability.

As a result of acquisitions during the fiscal year ended October 31, 1998, primarily the acquisition of the network construction and transportation systems business of MFS Network Technologies Inc. ("MFSNT"), material changes exist in substantially all balance sheet and statements of operations categories.

Additionally, during the fiscal year ended October, 31, 1998, the Company acquired the COMSAT Contracts which generated revenues, costs of revenues and margins as follows:

                      THREE MONTHS ENDED JULY 31,     NINE MONTHS ENDED JULY 31,
                      ----------------------------    --------------------------
                            1999        1998               1999        1998
                         ----------- ----------        ----------- -----------
Revenues                  $ 2,516     $5,858            $10,484     $9,764
Costs of revenues           1,741      2,816              6,209      5,084
                          =======     ======            =======     ======
Margins                   $   775     $3,042            $ 4,275     $4,680
                          =======     ======            =======     ======

These revenues, costs of revenues and margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts. As of July 31, 1999, substantially all work related to the COMSAT Contracts had been completed.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected elements of the Company's condensed statements of operations as a percentage of its revenues:

                                                        FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                            ENDED JULY 31,            ENDED JULY 31,
                                                        --------------------       -------------------
                                                         1999          1998          1999       1998
                                                         ----          ----          ----       ----
Revenues:
   Construction and maintenance                          100.0%       100.0%         88.8%     100.0%
   Conduit sales                                           0.0%         0.0%         11.2%       0.0%
                                                         -----        -----          ----      -----

      Total revenues                                     100.0%       100.0%        100.0%     100.0%

Costs and expenses:
   Construction and maintenance costs                     81.0%        80.0%         74.3%      78.4%
   Costs of conduit                                        0.0%         0.0%         10.9%       0.0%
   General and administrative                             10.2%         9.1%          7.9%      12.8%
   Impairment on intangible assets                         0.0%         0.0%          0.4%       0.0%
   Depreciation and amortization                           2.4%         3.5%          2.6%       4.2%
                                                         -----         -----         ----       ----

      Total costs and expenses                            93.6%        92.6%         96.1%      95.4%

Income from operations                                     6.4%         7.4%          3.9%       4.6%

Other income (expense), including minority interest       -5.8%        -3.8%         -2.6%       2.2%

Provision for income taxes                                 0.3%         1.2%          0.7%       0.7%

Extraordinary loss from the extinguishment of debt,
   net of tax                                               0.0%        0.0%          0.6%       0.0%

Net income (loss)                                           0.2%        1.4%         -0.1%       0.6%

Income (loss) applicable to common stock                    0.1%      -12.3%         -5.0%      -6.5%

REVENUES

Construction and Maintenance - Construction and maintenance revenues were $102.6 million and $283.1 million for the three and nine months ended July 31, 1999, respectively, compared to $58.3 million and $115.1 for the same respective periods of fiscal 1998 increases of $44.3 million or 75.9 percent and $ 168.0 million or 145.9 percent, respectively. For the three and nine months ended July 31, 1999, MFSNT generated construction and maintenance revenues of $72.4 million and $189.9 million, respectively.

Conduit Sales - Sales of conduit during the three months ended April 30, 1999 generated revenues of $35.7 million. The sale of the conduit inventory, which had previously been reported as held for sale and runs from Ohio to New York, generated net cash flow to the Company of $27.0 million.

COSTS AND EXPENSES

Construction and Maintenance - Construction and maintenance costs were $83.1 million and $236.9 million for the three and nine months ended July 31, 1999, respectively, compared to $46.6 million and $90.2 million for the same respective periods of fiscal 1998 increases of $36.5 million or 78.3 percent and $146.7 million or 162.6 percent, respectively. For the three and nine months ended July 31, 1999, MFSNT generated construction and maintenance costs of $60.1 million and $162.2 million, respectively.

The Company's construction and maintenance margins were 19.0 percent and 16.3 percent for the three and nine months ended July 31, 1999, respectively, compared to 20.0 percent and 21.6 percent for the same respective periods of fiscal 1998. The Company's construction and maintenance margins for the nine months ended have been adversely effected by losses from Dial Communications, Inc. (Dial), a wholly-owed subsidiary of the Company, that has generated negative margins of $1.4 million for the nine months ended July 31, 1999, respectively.

As part of the integration of MFSNT into the Company, management has undertaken a consolidation and realignment of all subsidiaries into operational divisions, both to achieve operational synergies and to close unprofitable operations. As a result of significant turnover and the deterioration of underlying contracts, the

Company closed Dial during the three months ended April 30, 1999. For the nine months ended July 31,1999 Dial had losses before income taxes of $6.1 million, which included a $1.3 million reduction of goodwill that is reflected in the accompanying statement of operations for the nine months ended July 31, 1999 as "Impairment of Intangible Assets."

On July 2, 1998, the Company acquired the network construction and transportation systems business of ("MFSNT") from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement. The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million. In addition, the MFST acquisition agreements, as amended, provide that on November 30, 2000, the Company shall pay to WorldCom certan amounts, if positive: (i) the difference between $9.0 million related to losses on MFSNT projects in existence on March 31, 1998 and recorded by MFSNT as of June 30, 1998, and the amount actually lost on such contracts through November 30, 2000, (ii) the difference between $3.0 million related to losses on MFSNT projects not recorded by MFSNT as of June 30, 1998 and the amount actually lost onn such contracts through November 30, 2000, and (iii) the difference between $5.0 million and the aggregate costs of Able in defending the ligigation, and payments made in settlement or in payment of judgements with respect to preacquisition litigation. The range of this contingent consideration potentially payable to WorldCom is from $0 to $17.0 million. Presently, Company management expects to pay no additional consideration to WorldCom pursuant to the aforementioned provisions.

During the three months ended July 31, 1999, the Company completed its allocation of the MFSNT purchase price. The purchase price allocation disclosed in the Company's Form 10-K/A and the final purchase price allocation is as follows (in millions):

                                                                                         FINAL
                                                                         FORM 10-K/A   ALLOCATION
                                                                         -----------   ----------
Cash and accounts receivable                                               $  47.0         44.8
Costs and profits in excess billing on uncompleted contracts                  93.7         93.7
Assets held for sale                                                          38.8         38.8
Prepaid expenses                                                               1.0          1.0
Property                                                                       5.7          5.7
Goodwill (1)                                                                  16.5         30.2
Accounts Payable                                                             (13.7)       (13.7)
Billings in excess of costs and profits on uncompleted contracts             (56.6)       (56.6)
Reserve for losses on uncompleted contracts (Refer to footnote 5)            (40.5)       (48.3)
Accrued restructuring costs (2)                                               (2.0)        (2.0)
Property taxes payable                                                       (15.0)       (15.0)
Other accrued liabilities (3)                                                 (7.4)       (11.1)
                                                                           -------      -------
     Total allocated purchase price                                           67.5         67.5
                                                                           =======      =======

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

General and Administrative - General and administrative expenses were $10.4 million and $25.1 million for the three and nine months ended July 31, 1999, respectively, compared to $5.3 million and $14.7 million for the same respective periods of fiscal 1998 increases of $5.1 million or 95.1 percent and $10.4 million or 70.6 percent, respectively. For the three and nine months ended July 31, 1999, general and administrative expense attributable to MFNST was $3.6 million and $6.9 million, respectively.

General and administrative expenses during the three and nine months ended July 31, 1999 were adversely effected by charges of $1.2 million related to deferred compensation, stock compensation and severance agreements with former and existing officers of the Company.

Depreciation and Amortization - Depreciation and amortization expense was $2.5 million and $8.4 million for the three and nine months ended July 31, 1999, respectively, compared to $2.0 million and $4.9 million for the same respective periods of fiscal 1998 increases of $0.5 million or 22.5 percent and $3.5 million or 71.7 percent, respectively. For the three and nine months ended July 31, 1999, depreciation and amortization expense attributable to MFSNT was $1.1 million and $3.2 million, respectively.

Depreciation and amortization expense as a percentage of revenues was 2.4 percent and 2.6 percent for the three and nine months ended July 31, 1999, respectively, compared to 3.5 percent and 4.2 percent for the same respective periods of fiscal 1998. These decreases as a percentage of revenue, are attributable to the significant increase in revenues from MFSNT which, as a construction management company, does not require the same percentage increase in capital assets as the Company's construction companies.

OTHER INCOME (EXPENSE)

Other income (expense) was $6.1 million and $8.8 million for the three and nine months ended July 31, 1999, respectively, compared to $(2.5) million and $(3.1) million for the same respective period of fiscal 1998 and consist of the following:

                                                                 FOR THE THREE MONTHS ENDED JULY 31,
                                                        ---------------------------------------------------
CHANGE                                                    1999         1998          $CHANGE        % CHANGE
------                                                  --------     -------         --------       --------
Change in the value of stock appreciation rights         $(3,105)    $     0          $(3,105)           --
Interest expense                                          (2,059)     (1,304)            (755)       (57.9)%
Minority interest                                            (93)       (314)             221         70.4
Other                                                       (871)     (1,205)             334         27.7
                                                         $(6,128)    $(2,823)         $(3,305)      (117.1)%
                                                         =======     =======          =======        =====

                                                                   FOR THE NINE MONTHS ENDED JULY 31,
                                                        ------------------------------------------------------
                                                         1999          1998           $CHANGE         % CHANGE
                                                       -------       --------         --------        --------
Change in the value of stock appreciation rights        $  (124)     $   --           $  (124)              --
Interest expense                                         (6,747)      (2,092)          (4,655)          (222.5)%
Minority interest                                          (292)        (610)             318             52.1%
Other                                                    (1,683)      (1,046)            (637)           (60.9)%

                                                        $(8,846)     $(3,748)         $(5,098)          (135.0)%
                                                        ========     =======          =======            =====

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

Interest Expense - The increase in interest expense during fiscal 1999 compared to fiscal 1998 is primarily attributable to the acquisition of MFSNT. During the three and nine months ended July 31,1999, the Company had $35.0 million outstanding under its Credit Facility with an average interest rate of approximately 7.5 percent, $30.0 million outstanding under the WorldCom Note with an interest rate of 11.5 percent and $15.0 million outstanding under its property taxes payable of that imputes interest at 15 percent.

The $32.0 million outstanding under the WorldCom Advance is non-interest bearing.

PROVISION FOR INCOME TAXES

The provision for income taxes was $0.3 million and $2.1 million for the three and nine months ended July 31, 1999, respectively, compared to $0.7 million and $0.9 million for the same respective periods of fiscal 1998 increases (decreases) of $(0.4) million or 57.1% percent and $1.2 million or 133.3% percent, respectively. During the three and nine months ended July 31, 1999, the Company has provided income taxes at a 41 percent rate that approximates the rate used when applying federal and state statutory rates to pre-tax income, after adjusting for the amortization of nondeductible goodwill and other permanent items.

EXTRAORDINARY LOSS

During the nine months ended July 31, 1999, the Company purchased all of its outstanding Senior Subordinated Notes with an outstanding principal balance of $10.0 million resulting in an extraordinary loss from the early extinguishment of debt or $1.8 million, net of tax of $1.2 million. The Senior Subordinated Note were purchased with proceeds from the WorldCom Advance.

INCOME (LOSS) APPLICABLE TO COMMON STOCK

Income (loss) applicable to common stock was $0.1 million and $(15.8) million for the three and nine months ended July 31, 1999, respectively, compared to $(7.2) million and $(7.4) million for the same respective periods of fiscal 1998
- increases (decreases) of $7.3 million or 101.7 percent and $(8.4) million or
112.6 percent, respectively.

During the three months ended April 30, 1999, the Company purchased 2,785 shares, or approximately 78 percent, of the Company outstanding Series B Preferred Stock, modified the conversion price of the remaining Series B Preferred Stock, and modified the terms of the Series B Preferred Stock Warrants resulting in changes to income applicable to common stock of $15.1 million. Additionally, during the three and nine months ended July 31, 1999, dividends on the Series B Preferred Stock totaled $0.1 million and $0.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $16.6 million at July 31, 1999 compared to $13.5 million at October 31, 1998. The increase in cash and cash equivalents of $3.1 million during the nine months ended July 31, 1999 resulted from cash provided by operating and financing activities of $8.1 million and $1.1 million, respectively, offset by cash used in investing activities of $6.1 million.

Cash provided by operating activities during the nine months ended July 31, 1999 of $8.1 million is primarily the result of net unrestricted proceeds from conduit sales of $20.0 million offset, in part, by costs on loss contracts of $16.7 million that were charged against the reserve for contract losses.

Cash used in investing activities during the nine months ended July 31, 1999 of $6.1 million is due to net capital expenditures required to support increased operations and replacement of existing equipment and the repurchase of some of the Series B Preferred Stock warrants.

Cash provided by financing activities during the nine months ended July 31, 1999 of $1.1 million is due primarily to redemptions of Series B Preferred Stock, net repayments of long term debt and other borrowings, dividends paid on preferred stock and proceeds from the issuance of stock options.

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

As of July 31, 1999, the Company had fully utilized its availability under its Credit Facility. WorldCom has agreed to make available additional non-interest bearing advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement, which, if advanced, would be due on October 31, 2000. As of July 31, 1999 and the date of this filing, no amounts were outstanding under WorldCom's obligation to provide such additional advances.

The Company believes that is has available cash from operations, as well as from the additional advance available from WorldCom described above, sufficient to meet the Company's operating and capital requirements for the next twelve months. Nonetheless, pursuant to the terms of the documents relating to the Series B Preferred Stock, under certain circumstances, including without limitation, if the registration statement that includes the shares of common stock underlying the Series B Securities is not declared effective on or before October 30, 1999 may have the option to require the Company to redeem their securities at premium prices. Although the Company intends to use its best efforts to comply with the provisions in the documents relating to the Series B Preferred Stock, the failure of which would provide the holder the right to exercise such redemption option, there can be no assurance that the Company will be able to do so, in part, because certain of such matters are dependent upon the efforts or approval of others (such as the Securities and Exchange Commission with respect to the effectiveness of the aforementioned registration statement). In addition, there can be no assurance that the Company will not experience adverse operating results or other factors which could materially increase its cash requirements or adversely affect its liquidity position.

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

Significant Vendors. As part of the Company's Y2K compliance program, the Company has contacted its significant vendors to assess their Y2K readiness. For all mission critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they will be Y2K compliant by October 31, 1999. Such third party software is being tested in conjunction with the testing of the IT systems and products discussed above. There can be no assurance that i) the Company's significant vendors will succeed in their Y2K compliance efforts, or ii) the failure of vendors to address year 2000 compliance will not have a material adverse effect on the Company's business or results of operations. Additionally, the Company has no independent verification nor validation processes to assure the reliability of third party relationships' risks and cost estimates.

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

                                 EXPECTED MATURITY DURING THE FISCAL YEARS ENDED

                          1999      2000        2001        2002       2003    THEREAFTER
                         ------    ------      -------     ------     ------   ----------
Fixed rate debt          $3,216    $2,543      $32,109     $1,895     $1,703     $6,355

Average interest rate      12.6%     13.0%        11.9%        15%        15%        15%

Variable rate debt       $   --    $   --      $35,000     $   --     $   --     $   --

Average interest rate        --%       --%        7.5%         --%        --%        --%

The Company has no cash flow exposure due to interest rate changes for its fixed debt obligations. All of the Company's debt is non-trading. The fair value of the Company's debt approximates its carrying value.

Although the Company conducts business in foreign countries, the international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of July 31, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the six months ended July 31, 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 12, 1998, the Company granted options to purchase 150,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock") to two employees of the Company. The options were granted pursuant to the Company's 1995 Stock Option Plan, as amended (the "Plan"), are non-qualified, vested over three years, are exercisable at $7.125 per share, and expire on July 8, 2000. In addition, on November 12, 1998, the Company granted options to purchase 350,000 shares of Common Stock to employees of the Company's subsidiaries acquired in connection with the MFSNT acquisition. The options were granted outside the Plan.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

For the period from November 1, 1998 through February 17, 1999, the Company was in violation of the payment terms of its $10.0 million principal amount 12% Senior Subordinated Notes (the "Senior Notes"). These Senior Notes were purchased from the holders effective February 17, 1999, as described above, and subsequently canceled.

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

                            ABLE TELCOM HOLDING CORP.
                                  (REGISTRANT)

September 14, 1999                         By: /s/ MICHAEL A. SUMMERS
                                           ------------------------------
                                           Michael A. Summers
                                           Chief Accounting Officer