Form 10-K
period 1999-10-31
ABLE TELCOM HOLDING CORP
filed 2000-02-22
CIK 826411

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999

OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________.

                         Commission file number 0-21986

                            ABLE TELCOM HOLDING CORP.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                       65-0013218
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

          1000 HOLCOMB WOODS PARKWAY, SUITE 440, ROSWELL, GEORGIA 30076
                   (Address of principal executive offices)     (Zip Code)

                                 (770) 993-1570
               Registrant's telephone number, including area code:

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 4, 2000, 11,400,818 shares of the registrant's Common Stock were held by non-affiliates of the registrant (assuming, solely for these purposes, such persons to be all persons other than (i) current directors and executive officers of the registrant and (ii) persons believed by the registrant to beneficially own more than 10% of the registrant's outstanding Common Stock, based on reports, if any, submitted to the registrant by such persons). As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the average closing bid and asked prices on that date, $69,088,957.

There were 15,341,053 shares of Common Stock outstanding as of February 4, 2000.

                                TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I

     Item 1.  Business.....................................................    3

     Item 2.  Properties...................................................   17

     Item 3.  Legal Proceedings............................................   17

     Item 4.  Submission of Matters to a Vote of Security Holders..........   18

PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholders Matters.........................................   18

     Item 6.  Selected Financial Data......................................   25

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................   25

     Item 7a. Quantitative and Qualitative Disclosures About Market Risk...   30

     Item 8.  Financial Statements and Supplementary Data..................   31

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................   31

PART III

     Item 10. Directors and Executive Officers of the Registrant...........   32

     Item 11. Executive Compensation.......................................   36

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management...............................................   45

     Item 13. Certain Relationships and Related Transactions...............   47

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K..................................................   48

              Signatures...................................................   55

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

Able Telcom Holding Corp. and its subsidiaries ("Able" or the "Company") develops, builds and maintains communications systems for companies and governmental authorities. The Company has five main organizational groups. Each group is compromised of subsidiaries of the Company with each having local executive management functioning under a decentralized operating environment. The Company completed operational restructuring of its subsidiaries during fiscal year 1999. As a result, the Company now has 14 active subsidiaries, 11 of which are wholly-owned.


                                                  -----------------------
                                                    AbleTelcom Holding
                                                          Corp.
                                                      Headquartered:
                                                       Atlanta, GA
-------------------------------------------------------------------------------------------------------------------------
    Network Services       Network Development        Transportation           Construction           Communications
        Omaha, NE               Atlanta, GA              Services               Tampa, FL              Development
   FY99 Consolidated        FY99 Consolidated         Mt. Laurel, NJ        FY99 Consolidated       Ft. Lauderdale, FL
      Revenue: 63%             Revenue: --%         FY99 Consolidated          Revenue: 27%         FY99 Consolidated
                                                       Revenue: 9%                                     Revenue: 1%
-------------------------------------------------------------------------------------------------------------------------
 Adesta Communications,       Able ICP, Inc.              Adesta             Georgia Electric          Able Telcom
     Inc. formerly           Ownership: 100%       Transportation, Inc.          Company           International, Inc.
      MFS Network              Roswell, GA               formerly            Ownership: 100%         Ownership: 100%
   Technologies, Inc.                               MFS Transportation          Albany, GA          Ft. Lauderdale, FL
    Ownership: 100%                                   Systems, Inc.
       Omaha, NE                                     Ownership: 100%
                                                      Mt. Laurel, NJ
-------------------------------------------------------------------------------------------------------------------------
                                                     TransTech, Inc.        Patton Management         Able Telcom CA
                                                         formerly                 Corp.               Ownership: 80%
                                                   MFS TransTech, Inc.       Ownership: 100%            Venezuela
                                                      Ownership: 85%            Tampa, FL
                                                      Mt. Laurel, NJ
                                                  -----------------------------------------------------------------------
                                                   Southern Aluminum &    Transportation Safety       Able Telcom Do
                                                       Steel Corp.          Contractors, Inc.          Brasil, LTDA
                                                     Ownership: 100%         Ownership: 100%         Ownership: 99.9%
                                                       Irondale, AL             Tampa, FL                 Brazil
                                                  -----------------------------------------------------------------------
                                                   Specialty Electronic            Able            Able Wireless, Inc.
                                                      Systems, Inc.        Telecommunications &      Ownership: 100%
                                                     Ownership: 100%           Power, Inc.          Ft. Lauderdale, FL
                                                      Chantilly, VA          Ownership: 100%
                                                                               Leesburg, FL
                                                  -----------------------------------------------------------------------

The service provided by each group is as follows:

--------------------------------------------------------------------------------
ORGANIZATIONAL GROUP                SERVICE PROVIDED
--------------------------------------------------------------------------------
Network Services .................  Design, development, engineering, installation, construction, operation and
                                    maintenance services for telecommunications
                                    systems.
--------------------------------------------------------------------------------
Network Development...............  Established subsequent to October 31, 1999, to own, operate and maintain local and
                                    regional telecommunication networks.
--------------------------------------------------------------------------------
Transportation Services...........  Design, development, integration, installation, construction, project
                                    management, maintenance and operation of
                                    automated toll collection systems.
--------------------------------------------------------------------------------
Construction......................  Design, development, installation, construction, maintenance and operation of
                                    electronic traffic management and control
                                    systems, and road signage.
--------------------------------------------------------------------------------
Communications Development........  Design, installation and maintenance services to foreign telephone companies in
                                    South America.
--------------------------------------------------------------------------------

HISTORICAL DEVELOPMENT OF BUSINESS

The Company was incorporated in 1987 as "Delta Venture Fund, Inc.," a Colorado corporation. Able adopted its current name in 1989 and changed its corporate domicile to Florida in 1991. Commencing in mid-1992 until mid-1994, 95 percent of the Company's revenues and profits were derived from telecommunication services provided primarily through two majority owned subsidiaries located in Caracas, Venezuela. These services were provided to one customer, CANTV, the Venezuelan national telephone company. To decrease its exposure to foreign markets, in 1994, Able expanded its business focus by marketing its services in the southeastern United States, with the acquisition of Florida-based Transportation Safety Contractors, Inc. and its affiliates (collectively "TSCI"). TSCI installs and maintains traffic control signage, signalization and lighting systems and performs outside plant telecommunication services. The majority of TSCI's business is conducted in Florida and Virginia with these states' respective Departments of Transportation and various city and county municipalities.

To further expand in the domestic market and to facilitate a continued acquisition program, the Company acquired the common stock of H.C. Connell, Inc. ("Connell") in December 1995. Connell performs primarily outside plant telecommunication and electric power services for local telephone and utility companies in central Florida. Connell was renamed Able Telecommunications and Power, Inc. ("ATP") in January 1999. In October 1996, Able acquired the common stock of Georgia Electric Company ("GEC"), headquartered in Albany, Georgia. GEC operates in eight southeastern states and specializes in the installation, testing and maintenance of intelligent highway and communication systems including computerized traffic management, wireless and fiber optic data networks, weather sensors, voice data and video systems and computerized manufacturing and control systems. In December 1996, Able acquired the common stock of Dial Communications, Inc. ("Dial") of Tallahassee, Florida. At that time, Dial provided outside and inside plant telecommunication services to the regional Bell operating company, other local and long distance telephone companies, private businesses and universities. Able has subsequently discontinued Dial's operations. In April 1998, Able acquired the common stock of Patton Management Company ("Patton") of Atlanta, Georgia which provides advanced telecommunication network services to upgrade existing networks and to provide connectivity to office buildings, local and wide area networks.

In July 1998, in a transaction that increased Able's revenues by approximately 300 percent, the Company acquired the network construction and transportation systems business of MFS Network Technologies, Inc. ("MFSNT") from MCI WorldCom, Inc. ("WorldCom"). MFSNT was then divided into two entities, 1) the network construction business became MFS Network Technologies, Inc. and 2) the transportation systems business became MFS Transportation Systems, Inc. As part of the MFSNT acquisition, the Company, WorldCom and MFSNT entered into a Master Services Agreement (the "WorldCom Master Services Agreement") pursuant to which the Company agreed to provide telecommunication infrastructure services to WorldCom on a cost-plus 12 percent basis for a minimum of $40.0 million per year. The aggregate sum payable to the Company for the five-year contract is guaranteed to be no less than $325.0 million, subject to certain adjustments. To achieve these established minimums, WorldCom has agreed to award the Company at least 75 percent of all WorldCom's outside plant work related to its local network projects up to $500.0 million and the Company has agreed to accept and perform work orders from WorldCom for as much as $130.0 million of services during each year of the five-year contract. The Company has also agreed that WorldCom will have met all of its commitments to the Company, to the extent that payments made to the Company reach an aggregate of $500.0 million at any time during the five-year term of the contract.

In July 1999, the Company entered into a teaming agreement with 186K.Net, Co. (the "186K Agreement"), a technology firm and hosting facility, to combine their respective expertise in infrastructure engineering/design and high-end Internet technology to deliver high-speed Internet connectivity, telecommunications and systems integration solutions. Under the 186K Agreement, the Company will focus on infrastructure build-outs and 186K.Net, Co. will focus on the delivery of high-end Internet services. Included in the 186K Agreement is a deferred value added equity swap that would allow either party to benefit by an increase in market capitalization value over a three year period (refer to Exhibit 2.6 for more detail).

In November 1999 (subsequent to the fiscal year end to which this Form 10-K relates), the Company acquired the common stock of Southern Aluminum and Steel Corporation ("SASCO") and Specialty Electronic Systems, Inc. ("SES") which together provide expertise in design, installation and project implementation of advanced highway communication networks and Intelligent Transportation Systems.

In January 2000 (subsequent to the fiscal year end to which this Form 10-K relates), Able established Able ICP, Inc. ("Able ICP") which will own, operate and maintain local and regional telecommunication networks as part of Able's Network Development Group. Able ICP is a development company that is expected to require significant capital expenditures related to network construction and which is not expected during fiscal 2000 to generate significant net income or earnings before interest, depreciation, taxes and amortization. The Company's ability to grow Able ICP and to implement its business plan will be dependent on the Company's ability to fund its capital expenditure needs, either internally or through borrowings and the sale of equity. No assurance can be given that the Company will be able to meet Able ICP's funding needs on a timely basis or at all, on terms acceptable to the Company, or that Able ICP will ever be profitable.

In compliance with a contractual obligation with WorldCom, effective February 2000, all subsidiaries bearing "MFS" as part of their name were changed. MFS Network Technologies, Inc. changed its name to Adesta Communications, Inc. ("Adesta Communications"), MFS Transportation Systems, Inc. changed its name to Adesta Transportation, Inc. ("Adesta Transportation") and MFS TransTech, Inc. changed its name to TransTech, Inc. In conjunction with these name changes, the Company intends to present a proposal to its shareholders to change its name to "The Adesta Group, Inc." at the next annual meeting of shareholders.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

In the discussion in this Annual Report regarding the Company's business, and that of its subsidiaries and Organizational Groups, any statement of its future expectations, including without limitation, future revenues and earnings, plans and objectives for future operations, future agreements, future economic performance or expected operational developments and all other statements regarding the future are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on the past financial performance of recent acquisitions and the Company's strategic plans. Although Able believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's reliance on third parties to complete the transactions contemplated by the Company, the Company's degree of liquidity, requirements and existing leverage, including the need to obtain additional funds to provide working capital for operations, risks associated with debt and preferred stock service requirements and interest rate fluctuations, risks associated with Able's ability to continue its strategy of growth through acquisitions and the integration thereof, risks of international business, dependence on availability of transmission facilities, regulations risk including the impact of the Telecommunications Act of 1996, contingent liabilities and the impact of competitive services and pricing, Able's ability to make effective acquisitions in the future and to successfully integrate newly acquired businesses into existing operations, changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, and occupational, health and safety laws, the Company's access to foreign markets, together with foreign economic conditions, including currency fluctuations, the effect of, or changes in, general conditions, economic conditions in various countries within South America, weather conditions that are adverse to Able's specific businesses, the outcome of litigation, claims and assessments, as well as other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Please refer to "Going Concern" in Item 7 on Page 30.

STRATEGY

Able's strategy is to capture an increased share of the market for outsourced network installation, maintenance and system integration services. The Company believes that customers will continue to require such services to deploy and upgrade the fiber optic, coaxial and digital network infrastructure associated with advancements in technology and the competition created by the convergence of the telecommunications, computer and media industries. Able intends to accomplish this objective primarily through strategic acquisitions and internal growth of existing and complementary lines of business. The Company believes that the communication services industry is highly fragmented, consisting of a large number of smaller, regional businesses and presents significant opportunities for consolidation. The Company plans to target those businesses with high quality management and strong performance records and to integrate such acquired operations into the Company's Organizational Groups. The Company makes no assurances, however, that it will be able to target or acquire strategic acquisitions on terms beneficial to Able or that its internal growth will develop as expected.

Additionally, the Company intends to expand its businesses through increased marketing efforts by broadening the range of services it offers to its customers. Able believes its current expertise in telecommunications, traffic management and systems integration services can be expanded to cable television and other cable and wireless communication systems and is actively seeking acquisition candidates in areas that complement its existing strengths.

The Company also plans, through Able ICP, to own, operate and maintain local and regional telecommunication networks.

The Company further expects to achieve margin improvement through cross-utilization among operating groups of people, equipment and technologies and through the centralization of certain financial controls, cash and risk management. Able makes no assurances, however, that it will be able to achieve projected margin improvements or if attained, that improvements will occur in a timely manner.

FISCAL YEAR 1999 AND RECENT DEVELOPMENTS

GOING CONCERN

The accompanying consolidated financial statements and financial information has been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $1.9 million, net losses of $18.1 million and losses applicable to common stock of $36.8 million during the fiscal year ended October 31, 1999. Significant payments were also made, both during and subsequent to October 31, 1999, to redeem the Series B Preferred Stock and to reduce obligations for loss contracts assumed in 1998 in the acquisition of MFSNT. The Company has borrowed the maximum available under its existing Credit Facility and is in default of the related covenants. While the Company is current with respect to amounts due under the Credit Facility, the lender has the right to demand payment and the Company has insufficient liquidity to pay such amounts, if called. The Company has not yet been successful in obtaining alternative financing and may have insufficient liquidity to fund its continuing operations. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to
(a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability.

Management's recent actions and plans in regard to these matters are as follows:

         1. As part of the Company's ongoing efforts to strategically align the profitable portions of its business and as a result of significant turnover and the deterioration of underlying contracts, the Company discontinued the operations of Dial and Able Integrated Systems, Inc. ("AIS") during the fiscal year ended October 31, 1999, which together used cash flows from operations of approximately $7.4 million and $3.8 million during the fiscal years ended October 31, 1999 and 1998.

         2. As discussed below and in the accompanying consolidated financial statements, approximately $25.5 million of the Company's indebtedness was converted to common stock of the Company subsequent to October 31, 1999.

         3. As discussed below and in the accompanying consolidated financial statements, approximately $6.3 million of the Company's Series B Preferred Stock was converted to common stock of the Company and warrants to acquire the Company's common stock, subsequent to October 31, 1999. Concurrent with such conversion, the Company's remaining Series B Preferred Stock was redeemed for approximately $10 million that was funded through the issuance of $15.0 million of Series C Convertible Preferred Stock. Warrants to acquire approximately 541,000 shares of Common Stock at varying prices were issued as part of these transactions (refer to Exhibits 4.16 - 4.24 for more detail).

         4. The Company is attempting to obtain a new credit facility with new financing institutions and is pursuing additional financing through discussions with other investors.

Able can give no assurance that these measures will provide the intended results in a timely manner or at all.

REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION

The Company is working to resolve questions by the staff of the Securities and Exchange Commission ("SEC") regarding certain accounting and other disclosures made by the Company in connection with the acquisition of MFSNT (the "MFSNT Acquisition") from WorldCom effective July 2, 1998. As a result of the ongoing review by the SEC, the Company's Annual Report on Form 10-K for the year ended October 31, 1998, filed February 24, 1999, as amended March 1, 1999 (as amended, the "1998 10-K") may be further amended by the Company following completion of the SEC's review. Additionally, because the Company's Notice of Annual Meeting, Proxy Statement and Proxy (collectively the "1998 Proxy") for the year ended October 31, 1998 incorporates the 1998 10-K, the SEC has also not completed its review of the 1998 Proxy and Able has not been able to hold a shareholder meeting since April 1998. Once the SEC's reviews have been completed, Able expects to hold its 1998 Annual Meeting.

While the MFSNT Acquisition closed on July 2, 1998, subsequent negotiations with WorldCom resulted in a $41.9 million reduction in purchase price. The reduction related primarily to projected losses on contracts assumed by Able from MFSNT. The allocation of the purchase price, as reported in the Company's 1998 10-K, established additional reserves for losses on assumed contracts that exceeded reserves reflected in the unaudited balance sheet of MFSNT ($11.7 million) as of July 2, 1998, by $28.8 million. The net assets reported by MFSNT at July 2, 1998 exceeded the adjusted purchase price by approximately the same amount.

The SEC's principal questions have centered on the following:

(1) The allocation of the $28.8 million in additional loss accruals to the proper preacquisition period in the financial statements of MFSNT. Resolution of this issue may result in the restatement of MFSNT's preacquisition financial statements and related pro forma disclosures included in Able's prior SEC filings.

(2) The appropriate accounting for obligations to perform under long-term network operation and maintenance agreements acquired as part of the MFSNT Acquisition. Refer to Note 22 of the accompanying consolidated financial statements "Unaudited Quarterly Financial Data" for an explanation of the Company's accounting for long-term operations and maintenance agreements.

(3) The Company's accounting for its investment in Kanas. Refer to Note 9 of the accompanying consolidated financial statements, "Investment in Kanas (Held For Sale)," for an explanation of the Company's accounting for Kanas.

(4) The Company's accounting for the sale during the current year of the NYSTA conduit. Refer to Note 8 of the accompanying consolidated financial statements, "Network Assets Held For Sale," for an explanation of the Company's accounting for the NYSTA conduit sale.

The SEC has not yet agreed with the Company that such accounting for the above issues is appropriate and may require the Company to further change its accounting for these matters.


CORPORATE REORGANIZATION

In conjunction with Able's reorganization much of the executive management of the Company, including the Company's Chief Executive Officer, Chief Accounting Officer and certain Group Presidents were replaced during fiscal year 1999. The Company added a Senior Executive Vice President and General Counsel to its executive staff.

As reflected above, the Company organized its subsidiaries into five main operating groups (Network Services, Network Development, Transportation Services, Construction, and Communications Development). Additionally, as part of the Company's ongoing efforts to strategically align the profitable portions of its business, the following steps were taken during the fiscal year ended October 31, 1999 to discontinue the operations of, merge and/or manage unprofitable subsidiaries:

         1. The Company assigned control of certain of its previously independent operating subsidiaries (Patton and ATP) to the Construction Group.

         2. The Company merged several of its previously independent operating subsidiaries into currently profitable Construction Group subsidiaries.

         3. As a result of significant turnover and the deterioration of underlying contracts, the Company discontinued the operations of Dial and AIS, which together used cash flows from operations of approximately $7.4 million and $3.8 million during the fiscal years ended October 31, 1999 and 1998.

WORLDCOM CONVERSION AGREEMENT

On January 12, 2000, the Company entered into an agreement with WorldCom whereby WorldCom converted approximately $25.5 million of an original $30.0 million note ("Original WorldCom Note"), issued to WorldCom as part of the MFSNT Acquisition, into 3,050,000 shares of Common Stock ("WorldCom Conversion Agreement"). The conversion was based on the January 8, 2000 closing price of Common Stock at $8.375 per share. The remainder of the Original WorldCom Note, approximately $4.5 million was converted into an amended and restated note ("New WorldCom Note"). The New WorldCom Note will bear interest at 11.5 percent and will mature February 1, 2001.

PURCHASE OF SENIOR NOTES AND SERIES B PREFERRED STOCK

In January 1999, Interfiducia Partners, LLC, a Texas limited liability company ("Interfiducia"), entered into certain letter agreements with Able and the holders of the Company's Series B Convertible Preferred Stock and Series B Warrants, (the Series B Preferred Stock and the Series B Warrants collectively the "Series B Securities"). These letter agreements related to the proposed purchase by Interfiducia of, among other things, all or a portion of the outstanding Series B Securities. Able performed due diligence regarding Interfiducia at that time and all parties continued their respective negotiations to finalize the contemplated transactions.

Because Able was then in default under certain provisions of the terms of the Series B Securities, Able believed that it was important to complete the transfer of all or a portion of the Series B Securities to a party willing to waive the defaults. Interfiducia was not able to provide the funds necessary to complete the transactions contemplated by the letter agreements in a timely manner in order to avoid paying certain premiums and penalties to the holders of the Series B Securities, which amounts were incurred as a result of the defaults. As a result, on February 16, 1999, WorldCom advanced the Company $32.0 million ("WorldCom Advance") to facilitate the purchase of 2,785 shares, or approximately 78%, of the Series B Preferred Stock and $10.0 million principal amount of senior notes (the "Senior Notes").

The WorldCom Advance is non-interest bearing and is due on November 30, 2000. At the same time, WorldCom also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement. These additional advances will accrue interest at 11.5 percent and are repayable to WorldCom on November 30, 2000. The repayment of the WorldCom Advance is subordinate to the Company's obligations to its senior credit facility and certain construction contracts. The WorldCom Advance was evidenced by a written agreement between Able and WorldCom, dated February 16, 1999, which was subsequently amended and restated as of April 1, 1999.

Immediately thereafter, Able used the WorldCom Advance to advance funds (the "Company Advance") to Cotton Communications, Inc. ("Cotton") (which may be deemed as a Company affiliate). On February 17, 1999, pursuant to certain purchase agreements between and among Able, Cotton, and the holders of the Series B Securities (the "February Agreements"), Cotton, in turn, used the Company Advance to purchase approximately 78 percent of the then outstanding shares of Series B Preferred Stock, or 2,785 shares of the then 3,564 shares for an aggregate of $18.9 million, which amounts included any accrued dividends, interest or penalties, and the accrued obligations under the Senior Notes.

The sole shareholder, officer and director of Cotton was Tyler Dixon. Mr. Dixon is a partner with the law firm of Raiford, Dixon & Thackston, LLP, which during fiscal years 1999 and 1998 received approximately $0.3 and $0.1 million, respectively in legal fees from Able for legal services rendered. Cotton received no consideration from Able in connection with the transactions. However, Able agreed to continue to use Mr. Dixon and his firm's legal services and the Company waived any conflicts that may arise with respect to the performance of such legal services as a result of Cotton's purchase of the Series B Preferred Stock.

Interfiducia continued to state to Able throughout the negotiations with Cotton and the holders of the Series B Securities and subsequent to the consummations of the February Agreements that it would acquire Cotton's position in the Series B Securities. Cotton verbally agreed that, if Interfiducia came forward with funds shortly after the consummation of the February Agreements, it would sell certain of the Series B Securities and the Senior Notes to Interfiducia on the same terms and conditions. Nonetheless, Interfiducia was never able to fund the proposed acquisition in a timely manner nor was the Company able to obtain satisfactory due diligence regarding Interfiducia and its principals. As a result, Interfiducia never acquired Cotton's position.

In connection with the purchase and sale of the Senior Notes and the Series B Preferred Stock, Cotton and the remaining holders of the Series B Preferred Stock agreed to either waive all outstanding defaults under such securities or refrain from exercising any remedies with respect to any such outstanding defaults until October 31, 1999.

On March 22, 1999, Able redeemed the Senior Notes from Cotton, as well as the 2,785 shares of Series B Preferred Stock in exchange for the cancellation of the Company Advance made to Cotton on February 17, 1999. The Company also assumed Cotton's obligation to acquire 630,000 of the Series B Warrants at a price of $3.00 per Warrant on or before April 30, 1999. The Senior Notes were marked paid, the 2,785 shares of Series B Preferred Stock were cancelled, and the Company purchased the 630,000 Series B Warrants at $3.00 per Series B Warrant (for an aggregate of $1.9 million), at which time the 630,000 Series B Warrants were canceled. Able also obtained a waiver of all outstanding defaults until October 31, 1999. On October 31, 1999, the Company entered into a standstill agreement while negotiating for the redemption/conversion of the then remaining Series B Securities.

In connection with these transactions and as a result of the WorldCom Advance, the Company recognized an extraordinary loss of approximately $3.1 million in the second quarter of fiscal year 1999 on the purchase of the Senior Notes and a reduction to income of approximately $10.0 million applicable to Common Stock on the purchase of the Series B Preferred Stock.

SERIES C PREFERRED STOCK ISSUANCE AND SERIES B PREFERRED STOCK
CONVERSION/REDEMPTION

Subsequent to fiscal year end 1999, to finance the redemption of the remaining Series B Preferred Stock, the Company issued an aggregate of 5,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") with detachable warrants ("Series C Preferred Stock Warrants") for $15.0 million. The Series C Preferred Stock pays dividends at a rate of 5.9 percent of the stated value ($3,000 per share) per annum and is immediately convertible into Common Stock at an initial conversion price of $9.35. Commencing six months after the closing date (February 4, 2000), and then for each six month period thereafter (each of these dates, a "Series C Reset Date"), the conversion price shall be recalculated to equal the average closing bid prices for Common Stock for the ten consecutive trading days preceding the applicable Series C Reset Date, however:

(a) no conversion price shall be adjusted if a recalculation would result in a new conversion price that is greater than the current conversion price, and

(b) if any such recalculation results in a conversion price less than $4.00, the conversion price shall thereafter be $4.00.

The Series C Preferred Stock Warrants permit the holder to purchase 200,000 shares of Common Stock at an initial price per share of $10.75 which may from time to time be adjusted. The conversion will be subject to Shareholder approval.

The terms of the Series C Preferred Stock are complicated. In particular, the conversion price of the Series C Preferred Stock may be reduced below $4.00 per share if Able does not file a registration statement covering the Series C Preferred Stock and the Common Stock to be issued upon conversion of the Series C

Preferred Stock by March, 2000 and if the registration statement is not effective by October 31, 2000 (refer to Exhibits 4.16 - 4.24 for the terms of the Series C Preferred Stock documents and the redemption of the Series B Preferred Stock).

WORLDCOM OPTION AND STOCK APPRECIATION RIGHTS

As part of the MFSNT Acquisition, Able granted an option (the "WorldCom Option") to WorldCom to purchase up to two million shares of the Company's Common Stock ("Common Stock") at an exercise price of $7.00 per share. WorldCom may elect to exercise some or all of the WorldCom Option on a "cashless" basis rather than for cash to the extent necessary to ensure that the actual number of shares of Common Stock issued would not exceed 1,817,941 shares, which amount was based upon just less than 20% of the then outstanding number of shares of Common Stock, determined prior to Able executing the merger agreement with WorldCom dated April 26, 1998, as amended September 9, 1998 (the "MFSNT Agreement"). A "cashless" exercise means that WorldCom will receive shares of Common Stock with a total market value equal to the per share excess of the market value of the common stock over the exercise price multiplied by the number of shares of the WorldCom Option being exercised. On January 8, 1999, the Company entered into a modification to the WorldCom Option (the "WorldCom Modification") with WorldCom which modified the WorldCom Option into stock appreciation rights ("SARs"), unless and until such time as Able obtains shareholder approval (if ever), pursuant to the Nasdaq Stock Market, Inc. ("Nasdaq") Marketplace Rule 4460(i)(1)(C) ("Rule 4460(i)(1)(C)"), to approve issuing 20 percent or more of the Common Stock in connection with the MFSNT Acquisition (based upon the number of shares outstanding prior to Able executing the MFSNT Agreement).

Under the WorldCom Modification, WorldCom is entitled to participate in an increase in the value of an aggregate of two million shares of Common Stock. For each SAR exercised, WorldCom receives an amount equal to the excess of the fair market value of the Common Stock as of the applicable exercise date over $7.00 (the "Appreciation Amount"). The Appreciation Amount will be paid in cash within fifteen days of receipt of an exercise notice; provided, however, to the extent that Able is required to pay more than $10.0 million in any twelve month period as a result of any exercises of any SARs, the amount of such excess will be represented by a promissory note, with quarterly payments amortized ratably over a period of six months at 10% per annum. The exercise period of the SARs granted commences on the earlier of (1) one business day after the date upon which the potential issuance of Common Stock under this Agreement is voted upon by the Company shareholders, and (2) October 1, 2000 (the "Commencement Date"), and ends on January 2, 2002. To date, no SARs have been exercised.

Payment of any SARs in cash only could materially and adversely effect the Company's cash flow because (a) of the short time frame to pay for any SARs exercised (between 15 and 30 days from the date notice is received by the Company), and (b) the payment owed could be a significant amount, depending on the number of SARs exercised and the then fair market value of the Common Stock.

Able also will grant to WorldCom, subject to shareholder approval, an equity award in the form of stock appreciation rights or other equity participation awards ("WorldCom Equity Awards/Phantom Stock Awards") which is generally equivalent to up to 700,000 shares of Common Stock, payable in cash, stock, or a combination of both, at Able's option. The WorldCom Equity Awards will be convertible, in whole or in part, solely on the following days: July 2, 2000 or July 2, 2001. On January 8, 1999, Able and WorldCom entered into a written agreement (the "Intent Agreement") setting forth the terms and conditions of when the WorldCom Equity Award Agreement (the "Equity Award Agreement") will be effective. The Intent Agreement also sets forth the specific terms of the WorldCom Equity Award, in the form of a Stock Appreciation Rights Agreement ("SAR Agreement"). The Intent Agreement provides that until Able obtains shareholder approval in accordance with Rule 4460(i)(1)(C), the SAR Agreement will be executed at such time as Able meets certain "Conditions to Issuance". Additionally, upon the exercise of any WorldCom Equity Awards, any payments may be made, in Able's sole discretion, in cash, Common Stock, or a combination of both cash and Common Stock, assuming the Company obtains shareholder approval to issue any of the payments in Common Stock. To date, the SAR Agreement has not been executed (and thus no WorldCom Equity Awards have been issued), but it will be once shareholder approval is obtained to issue payments to WorldCom in stock or a combination of stock and cash (up to the equivalent of a maximum of 700,000 shares).

Able will submit a proposal to the Company's shareholders at its next annual meeting of shareholders to approve issuing 20 percent or more of the outstanding Common Stock in connection with the MFSNT Acquisition. If the Company's shareholders approve Able's proposals (1) the SARs granted under the WorldCom Modification automatically revert back to the WorldCom Option and the holder will have the right to purchase an aggregate of 2,000,000 shares of Common Stock at $7.00 per share through January 2, 2002, and (2) upon the exercise of any WorldCom Equity Awards, Able would have the option to make the payments in cash, stock, or a combination of cash and stock, at Able's discretion.

TEAMING AGREEMENT WITH 186K.NET, CO.

In July 1999, the Company entered into a teaming agreement with 186K.Net, Co. (the "186K Agreement"), a technology firm and hosting facility, to combine their respective expertise in infrastructure engineering/design and high-end Internet technology to deliver high-speed Internet connectivity, telecommunications and systems integration solutions. Under the 186K Agreement, the Company will focus on infrastructure build-outs and 186K.Net, Co. will focus on the delivery of high-end Internet services. Included in the 186K Agreement is a deferred value added equity that would allow either party to benefit by an increase in market capitalization value over a three year period (refer to Exhibit 2.6 for more detail).

ACQUISTION OF SASCO AND SES

On November 5, 1999, the Company acquired all of the outstanding common stock of Southern Aluminum & Steel Corporation ("SASCO") along with Specialty Electronic Systems, Inc. ("SES"). SASCO has operations in Birmingham, Cape Canaveral and Atlanta and has 40 years' experience in surveillance systems, signalization, Intelligent Transportation Systems ("ITS") and roadway lighting. It provides expertise in design, installation, and project implementation of advanced highway communication networks. SES is a systems/integration company in the ITS market, having designed, fabricated, installed and integrated ITS systems in 11 states from the East Coast to Ohio and Texas.

Consideration for SASCO and SES was 75,000 shares of common stock with a value of approximately $0.7 million. In addition to the initial consideration, the Company has provided an earn-out provision to the prior shareholders whereby additional consideration will be given based on certain performance measurements. The additional consideration can be earned over a four-year period. The Company intends to record this transaction using the purchase method of accounting. The pro forma effect on consolidated results of operations, from the acquisition of SASCO and SES, is not material.

The earn-out consideration for year one (ending October 31, 2000) shall be converted into the Company's common stock by dividing the earn-out consideration by $8. The earn-out consideration for year two through year four shall be converted into the Company's common stock by dividing the earn-out consideration by the 52-week average of the closing market price of the Company's common stock for each respective year.

The consideration shall be paid in shares of the Company's common stock. If the combined consideration calculated pursuant to the terms of the two agreements, and which includes the initial consideration and the earn-out consideration, ever equals 19.9 percent of the total Company common stock issued and outstanding then any and all consideration in excess of 19.9 percent of issued and outstanding Company common stock shall be paid in cash or promissory note, as mutually agreed upon by the Company and the former shareholders, at the time of payment and shall include interest calculated at a market rate.

On a combined basis, SASCO and SES have total assets of less than $2 million and are expected to generate third-party revenues during fiscal year 2000 of approximately $15 million.

SERVICES, MARKETS AND CUSTOMERS

The Company conducts five distinct types of business activities, four of which are primarily conducted in the United States and one of which is conducted abroad. Domestically the Company provides network services, network development, transportation services and construction. Abroad, principally in Venezuela, the Company conducts communication development activities. Each of these activities is discussed in more detail below. In most of Able's business activities it faces competition that may be larger and may have substantially greater financing, distribution and marketing resources than Able.

NETWORK SERVICES GROUP. The Network Services Group provides telecommunications network services through two divisions: (i) the Telecommunications Systems Integration Division provides general contracting services for large-scale telecommunications projects, and (ii) the Telecommunications Construction Division specializes in the construction of network projects or project phases.

The Company provides turnkey telecommunications infrastructure solutions through the Telecommunications Systems Integration Division. As a telecommunications systems integrator, Able provides "one-stop" capabilities that include project development, design, engineering, construction management, and on going maintenance and operations services for telecommunications networks. The projects include the construction of fiber networks that provide advanced digital voice, data and video communications and wireless infrastructure deployment.

The Telecommunications Construction Division provides construction and technical services for building both outside plant and inside plant telecommunications systems. Outside plant services are large-scale installation and maintenance of coaxial and fiber optic cable (installed either aerially or underground) and ancillary equipment for digital voice, data and video transmissions. These installations are most often undertaken to upgrade or replace existing communications networks. Inside plant services, also known as premise wiring, include design, engineering, installation and integration of telecommunications networks for voice, video and data inside customers' facilities. Additionally, Able provides maintenance and installation of electric utility grids and water and sewer utilities. The Company provides outside plant telecommunications services primarily under hourly and per unit basis contracts to local telephone companies. Able also provides these services to long distance telephone companies, electric utility companies, local municipalities and cable television multiple system operators.

NETWORK DEVELOPMENT GROUP. The Network Development Group was established subsequent to October 31, 1999, to design, engineer, construct, operate and maintain state-of-the-art, 'future proof' (designed for low cost upgrades to avoid obsolescence), fiber optic networks providing virtually unlimited bandwidth, and a comprehensive suite of cutting edge multimedia telecommunications services for users in Tier 3 cities (those with populations between 100,000 and 250,000).

TRANSPORTATION SERVICES GROUP. The Transportation Services Group provides "one-stop" electronic toll and traffic management solutions for intelligent transportation system infrastructure projects, including project development and management, design, development, integration, installation, engineering, construction, and systems operation and maintenance. Additionally, Able has and continues to develop proprietary software and applications designed to support these systems. The electronic toll and traffic management segment of the intelligent transportation system industry uses technology to automate toll collection for bridges and highways allowing for "non-stop" toll collection. Electronic toll and traffic management systems use advanced scanning devices to identify a vehicle's type, combined with the user's account information, as the vehicle passes a tolling station and immediately debits the appropriate toll from the user's account. In addition, significant support systems must be developed to maintain electronic toll and traffic management accounts, and process violations. Able developed automatic vehicle identification technology jointly with Texas Instruments and used it in many of its electronic toll and traffic management projects. The Transportation Services Group markets its services to state and local government transportation departments.

CONSTRUCTION GROUP. The Company's Construction Group installs and maintains traffic control and signalization devices. These services include the design and installation of signal devices (such as stoplights, crosswalk signals and other traffic control devices) for rural and urban traffic intersections, drawbridge and railroad track signals and gate systems, and traffic detection and data gathering devices. The Company also designs, develops, installs, maintains and operates "intelligent highway" communications systems that involve the interconnection of data and video systems, fog detection devices, remote signalization or computerized signage. These systems monitor traffic conditions, communicate such conditions to central traffic control computers, and provide real-time responses to dynamic changes in traffic patterns and climate conditions by changing speed limit display devices, lowering traffic control gates, or changing the text on remote signs and signals. The Company also installs and maintains computerized manufacturing systems for various industrial businesses. Many of the functions of the Construction Group, particularly those involved in intelligent highway systems, complement those of the Network Services Group.

COMMUNICATIONS DEVELOPMENT GROUP. The Company's Communications Development Group operates primarily in Venezuela. These activities consist of management of the joint venture arrangements, which were formed to provide telecommunication installation and maintenance services to privatized local phone companies. These joint ventures are in the form of subsidiaries in which the Company has an 80% voting and ownership interest and a 50% share of profits and losses. In 1996, the Communications Development Group expanded its communication development activities to include the marketing to Central and South American telephone companies of NeuroLAMA, an internally developed proprietary telephone call record and data collection system. Significant capital expenditures will be required to install NeuroLAMA in South America.

INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

Sales to unaffiliated customers, income (loss) from operations, and identifiable assets pertaining to the Groups in which the Company operates are presented below (in thousands).

                                                                      For the Fiscal Year Ended October 31,
                                                            ----------------------------------------------------------
                                                                    1999                 1998                 1997
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
Network Services                                                   $260,354              $62,243              $    --
Transportation Services                                              39,394               24,639                   --
Construction                                                        113,948              125,270               82,171
Communication Development (International)                             4,869                5,329                4,163
----------------------------------------------------------------------------------------------------------------------
                                                                   $418,565             $217,481              $86,334
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
Network Services                                                   $ 14,746             $  6,272              $    --
Transportation Services                                             (10,618)               2,586                   --
Construction                                                         (5,730)               1,718                4,824
Communication Development (International)                               346                  182                   17
Unallocated Corporate Overhead                                         (628)                 651                   --
----------------------------------------------------------------------------------------------------------------------
                                                                   $ (1,884)            $ 11,409              $ 4,841
----------------------------------------------------------------------------------------------------------------------
Identifiable assets:
Network Services                                                   $139,460             $159,660              $    --
Transportation Services                                              50,178               48,830                   --
Construction                                                         66,667               71,941               44,751
Communication Development (International)                             3,813                4,496                2,509
Corporate                                                             1,915                5,833                3,086
----------------------------------------------------------------------------------------------------------------------
                                                                   $262,033             $290,760              $50,346
----------------------------------------------------------------------------------------------------------------------

DEPENDENCE UPON KEY CUSTOMERS

The Company derives a significant portion of its revenues from a few large customers. Those customers are as follows:

                                                                      Revenue for the    Percentage of Total Revenues
                                                                     Fiscal Year Ended   During The Fiscal Years Ended
                                                                        October 31,              October 31,
             Customer                        Operating Group               1999           1999       1998       1997
----------------------------------------------------------------------------------------------------------------------
New Jersey Consortium              Transportation and Network Services        $78,515        18%         7%        --
WorldCom                                    Network Services                   61,636        15%        14%        --
Williams Communications, Inc.               Network Services                   49,621        12%         --        --
Cooper Tire Company                           Construction                     13,050         3%         6%       15%
Florida Power Corp.                           Construction                     13,514         3%         2%        9%
State of Illinois (ISTHA)                   Network Services                   11,680         2%         8%       12%

MFSNT is party to multiple contracts with the New Jersey Consortium ("New Jersey Consortium Contracts") which includes the New Jersey Turnpike Authority, New Jersey Highway Authority, Port Authority of New York and New Jersey, South Jersey Transportation Authority, State of Delaware Department of Transportation. The New Jersey Consortium Contracts provide for, among other items, MFSNT to construct and maintain a fully integrated automated toll collection system and supporting fiber optic network. The estimated gross value of the New Jersey Consortium Contracts is in excess of $280.0 million. During the fiscal year ended October 31, 1999, the Company incurred net losses related to the New Jersey Consortium Contracts of approximately $4.0 million, including penalties of approximately $4.9 million associated with the failure to meet certain milestones provided in the contracts. The Company is not currently incurring additional penalties related to the New Jersey Consortium Contracts.

At October 31, 1999, the Company had billed and unbilled receivables of $18.3 million and $20.4 million related to the New Jersey Consortium, $10.9 million and $8.7 million related to WorldCom and $6.2 million and $1.1 million related to Williams Communications, Inc., respectively.

Able believes that a substantial portion of its total revenues and operating income will continue to be derived from a concentrated group of customers, in particular the New Jersey Consortium and WorldCom. The loss of the New Jersey Consortium, WorldCom or any other such customers could have a material adverse effect on Able's business, financial condition and results of operations.

SUPPLIERS AND RAW MATERIALS

Able has no material dependence on any one supplier of raw materials.

CONTRACTS

The Company has and will continue to execute various construction and other contracts which may require the Company to, among other items, maintain specific financial parameters, meet specific milestones and post adequate collateral, generally in the form of performance bonds. Failure by the Company to meet its obligation under a contract may result in the loss of the contract and subject the Company to litigation and various claims, including liquidated damages.

CONSTRUCTION CONTRACTS. For construction contracts, the Company obtains fixed price or cost plus contracts for projects, either as a prime contractor or as a subcontractor, on a competitive bid basis. Typically, for prime contracts, a state department of transportation ("DOT") or other governmental body provides a set of specifications for the project to qualified contractors. The Company then estimates the total project cost based on input from engineering, production and materials procurement personnel. Able then submits a bid along with a bid bond. For most government-funded projects, the scope of work extends across many industry segments. In such cases, the Company subcontracts its expertise to a prime contractor. Able must submit performance bonds on substantially all contracts obtained. The financial viability of the Company is dependent on maintaining adequate bonding capacity and any loss of such could have a material adverse effect on Able.

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

Contract duration is dependent on the size and scope of the project but typically is from six months to three years. Contracts generally set forth date-specific milestones and provide for liquidated damages for failure to meet the milestones. During fiscal 1999, Able was subject to liquidated damages relating to the "Violations Processing Center" portion of the New Jersey Consortium Contract amounting to approximately $4.9 million.

In most cases, Able supplies the materials required for a particular project, including materials and component parts required for the production of highway signage and guardrails and the assembly of various electrical and computerized systems. Aluminum sheeting, steel poles, concrete, reflective adhesive, wood products, cabling and electrical components are the principal materials purchased domestically for the production of highway signage and guard railing. Generally, the supply and costs of these materials has been and is expected to continue to be stable, and the Company is not dependent upon any one supplier for these materials. The Company also purchases various components for the assembly of various electrical, lighting and computerized traffic control systems. Many of these materials must be certified as meeting specifications established by the customer. The unavailability of those components could have an adverse impact on meeting deadlines for the completion of projects which may subject the Company to liquidated damages; however, the availability of these materials, generally, has been adequate.

SERVICE CONTRACTS. The Company generally provides telecommunication, cable television, electric utility and manufacturing system services (i.e., non-governmental business) under comprehensive operation and maintenance and master service contracts that either give Able the right to perform certain services at negotiated prices in a specified geographic area during the contract period or pre-qualify the Company to bid on projects being offered by a customer. Contracts for projects are awarded based on a number of factors such as price competitiveness, quality of work, on-time completion and the ability to mobilize equipment and personnel efficiently. Able is typically compensated on an hourly or per unit basis or, less frequently, at a fixed price for services performed. Contract duration is either for a specified term, usually one to three years, or is dependent on the size and scope of the project. In most cases, the Company's customers supply most of the materials required, generally consisting of cable, equipment and hardware, and the Company supplies the expertise, personnel, tools and equipment necessary to perform its services.

SALES AND MARKETING

Able markets its systems integration services through a dedicated sales group. Its salespeople market directly to existing and potential customers, including municipalities and other government authorities, telecommunications companies and utility companies. Able's salespeople work with those responsible for project development and funding to facilitate network design and funding procurement.

Typically, the contracting process for systems integration projects entails the development of a list of qualified bidders and the establishment of a bid schedule, the distribution of, and response to, a request for proposal ("RFP"), and the awarding of the contract to an approved service provider. Important elements in determining the qualifications of a bidder are its reputation, its previous projects and its ability to secure bonding for the project. The selling cycle, which is usually 12 to 24 months in duration, is protracted due to the scope and complexity of the services provided.

Able markets its telecommunications construction services to local and long distance telephone companies, utility companies, local municipalities and certain corporations with particular communications needs. In addition, the Company markets its construction services to certain systems integrators. A dedicated sales force, as well as members of each subsidiaries' senior management, actively market Able's services in their defined geographic regions. Additionally, Able markets its transportation construction services to state and local departments of transportation, public/private toll authorities and certain international authorities.

COMPETITION

NETWORK SERVICES GROUP. The Telecommunications Systems Integration Division of the Network Services Group competes for business in two segments: the traditional request for proposal ("RFP")/bid based segment for the installation and integration of infrastructure projects and a less traditional "project development" segment. Able's largest competitors in the traditional RFP/bid based segment are telecommunications service providers. The Telecommunications Systems Integration Division has identified and pursued the "project development" segment as a "niche" market for its services, providing network alternatives to large public agencies, utilities and telecommunications service providers through the use of public-private partnerships and other financing models unique to the industry. These customers often must choose between building their own networks or using an existing telecommunication service provider's network. Once a customer has decided to build its own network, the Company assists the customer in preparing a viable and customized project business plan that addresses the customer's specific telecommunications needs, including budgetary and other concerns. Able also has focused on "project development" opportunities presenting ownership or participation opportunities that can generate recurring revenues. The Company believes that no other company presently provides this kind of complete, turnkey project development service for these customers. Able can make no assurances, however, that other systems integration companies will not develop the expertise, experience and resources to provide services that achieve greater market acceptance or that are superior in both price and quality to Able's services, or that it will be able to maintain its competitive position.

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

NETWORK DEVELOPMENT GROUP. The competitive environments within the large metropolitan areas (called Tier 1 cities), such as New York, Los Angeles, Chicago and Atlanta, already have an Incumbent Local Exchange Carrier ("ILEC") and multiple Competitive Local Exchange Carriers ("CLECs") competing for their large, high volume, business base. In addition, due to the high density of apartment complexes, many have more than one cable company.

In contrast, the Tier 3 cities that the Network Development Group is targeting typically have the ILEC, one cable company, and in some cases facilities based CLECs targeting a limited area of businesses. In most cases both the cable company and the ILEC have legacy infrastructures with very limited capability to provide modern services.

TRANSPORTATION SERVICES GROUP. The Transportation Services Group believes its major competitors in the North American market are Lockheed Information Management Co., a division of Lockheed Martin, and Syntonic Technology, Inc., doing business as Transcore ("Transcore").

CONSTRUCTION GROUP. The market in which the Construction Group competes is characterized by large competitors who meet the experience, bonding and licensure requirements for larger projects and by small private companies competing for projects of $3 million or less in limited geographic areas. The Construction Group's largest competitors include Lockheed Martin, Traffic Control Devices of Florida and MasTec, Inc. The Construction Group's smaller competitors are High Power of Florida, MICA Corporation of Texas and Fishback & Moore. A number of these competitors may be larger, may have substantially greater financial, distribution and marketing resources, and may have more established reputations than Able.

COMMUNICATION DEVELOPMENT GROUP. The Communications Development Group competes for business in the international market, primarily in Latin America. The operations of the Communications Development Group are in Venezuela and Brazil. In Venezuela, the market is characterized by a single customer, CANTV, the telephone company of Venezuela, and a large number of smaller private companies that compete for business generally in a limited geographic area. In Brazil, the market consists of a myriad of smaller companies competing for a growing but limited market, which forces margins down.

BACKLOG

The Company's estimated backlog at January 31, 2000, was as follows:

                                                Operations and
                               Construction       Maintenance
Organizational Group             Contracts         Contracts        Total
--------------------------------------------------------------------------------
Network Services                     $408,000         $179,000         $587,000
Transportation Services               140,000          120,000          260,000
Construction                          151,000           33,000          184,000
--------------------------------------------------------------------------------
                                     $699,000         $332,000       $1,031,000
--------------------------------------------------------------------------------

The Company expects to complete approximately 40% of the total backlog within the next fiscal year. Due to the nature of the Company's contractual commitments, in many instances its customers do not commit to the volume of services to be purchased under a contract but, rather, commit the Company to perform these services if requested by the customer and commit to obtain these services from it if they are not performed internally. Many of the contracts are multi-year agreements, ranging from less than one year to 20 years. The Company includes the full amount of services projected to be performed over the life of the contract in backlog due to its historical relationships with its customers and experience in procurements of this nature. Contract backlog of $500 million is under performance bonds and the Company may be subject to liquidated damages for failure to perform in a timely manner. The Company's backlog may fluctuate and does not necessarily indicate the amount of future sales. A substantial amount of its order backlog can be canceled at any time without penalty, except, in some cases, the Company can recover actual committed costs and profit on work performed up to the date of cancellation. Cancellations of pending purchase orders or termination or reductions of purchase orders in progress from its customers could have a material adverse effect on its business, operating results and financial condition. In addition, there can be no assurance as to customers' requirements during a particular period or that such estimates at any point in time are accurate.

RESEARCH AND DEVELOPMENT: PROPRIETARY TECHNOLOGY AND RIGHTS

The Company acquired proprietary software from MFSNT in the MFSNT Acquisition including applications at the lane, plaza, host, and customer service center levels within a sophisticated electronic toll collection system architecture. Prior to the MFSNT Acquisition, MFSNT had also developed a proprietary video and data multiplexing system used for surveillance, monitoring, and system audit purposes. The benefits of this proprietary software include reduced operating costs, non-stop tolling, reduced traffic congestion, efficient traffic management, and increased revenue accountability. However, Able can make no assurances that products will not be developed in the future that will produce the same or a better result or be produced in a more economical manner. Below is a summary of certain of Able's proprietary applications and technologies:

LANE SYSTEM APPLICATIONS. The lane system application is modular in nature to allow and accommodate tolling operations in various configurations in accordance with a customer's specific needs and operational requirements. The lane controller application is the heart of the lane system. It runs on a standard PC and under a real-time operating environment. The lane controller controls the various in-lane equipment items and gathers data from the in-lane sensors to provide transaction records for each vehicle that travels through a toll lane. The lane controller coordinates and controls revenue collection events and transactions. The lane controller also interacts with and can recognize individual vehicles, as well as cars that evade toll collection. The transaction data created at the lane level is sent to the plaza computer system for further processing. The lane controller also has the unique capability of operating in a completely autonomous mode if communications to the plaza system are disrupted.

PLAZA SYSTEM APPLICATIONS. The plaza system is the central repository of the transaction data received from each toll lane. The data is stored in a database and is then used for reporting and tracking purposes. Traffic reports, revenue reports, and collector performance reports are among several reports that can be generated from the plaza system. A real-time plaza supervisor system allows client personnel to monitor traffic and collection events (as well as equipment and security status) as each event actually occurs. The data received at the lane plaza system level is forwarded to the host system for further processing and review.

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

CSC SYSTEM APPLICATIONS AND SERVICES. The Company provides numerous CSC systems and services, including hardware and software system applications and CSC staffing, operations and management. The CSC application is a highly reliable and robust, user friendly, efficient and fully auditable software application. The system incorporates automated internal controls for audit and reconciliation purposes and also employs a flexible design to accommodate potential changes to customer policies, procedures, and/or operations.

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

NEUROLAMA. The Communications Development Group ("CDG") has incurred in excess of $1.0 million of costs developing its proprietary software, NeuroLAMA. NeuroLAMA is a telephone call record and data collection system. NeuroLAMA helps telephone companies increase revenues by decreasing fraud, eliminating misoperation, and increasing efficiency through their analog telecommunications systems. NeuroLAMA's quality, reliability and uniqueness of design are proving far superior to any competing system. CDG estimates that roughly 250 million analog lines worldwide could benefit from the implementation of NeuroLAMA. The software is being marketed throughout South America. Currently, CDG has not capitalized any costs related to this software.

Able relies on a combination of contractual rights, patents, trade secrets, know-how, trademarks, non-disclosure agreements, licenses and other technical measures to establish and protect the Company's proprietary rights to protect its proprietary applications and technologies. To the extent necessary, Able intends to vigorously defend any and all rights Able has, now or in the future, in its proprietary applications and technologies. However, the Company can make no assurances that it will be successful in pursuing any of its rights or, if successful, that it will be timely.

SEASONALITY

The Company operates throughout the United States, and its results of operations are not significantly impacted by seasonal changes.

EMPLOYEES

At January 31, 2000, the Company and its subsidiaries had approximately 2,000 employees. The number of employees considered as laborers can vary significantly according to contracts in progress. Such employees are generally available to the Company through an extensive network of contacts within the communications industry.

ITEM 2.           PROPERTIES

The Company's corporate offices are in Roswell, Georgia, where it occupies 6,600 square feet under a lease that expires July 31, 2004. The Company also occupies 5,110 square feet of office space under a lease that expires January 31, 2004 in West Palm Beach, Florida. The Company leases 35,815 square feet of office space in Omaha, Nebraska, under a lease that expires September 30, 2004 and which houses Adesta Communications, and 40,111 square feet in Mt. Laurel, New Jersey, under a lease that expires February 28, 2003 and which houses Adesta Transportation. The Company leases 6,400 square feet of space in Fairbanks, Alaska, for a network operations center. The Company leases 6,800 square feet of space in Fort Lauderdale, Florida, under a lease, which expires September 30, 2003, which facility is presently available for sublet. The Company leases several field offices and numerous smaller offices. The Company also leases on a short-term or cancelable basis temporary equipment yards or storage locations in various areas as necessary to enable it to efficiently perform its service contracts.

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

The Company believes that its properties are in good condition and adequate for current operations and, if additional capacity becomes necessary due to growth, other suitable locations are available in all areas where it currently does business. See "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements for additional information relating to leased facilities which includes mortgage/lease obligations. Certain of the Company's properties are subject to federal, state and local provisions involving the protection of the environment. Compliance with these provisions has not had and is not expected to have a material effect upon the Company's financial position.

ITEM 3.           LEGAL PROCEEDINGS

In May 1998, SIRIT Technologies, Inc. ("SIRIT") filed a lawsuit in the United States District Court for the Southern District of Florida, against the Company and Thomas M. Davidson, who has since become a member of the Company's Board of Directors. Mr. Davidson resigned in January 2000. SIRIT asserts claims against the Company for tortuous interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of MFSNT and seeks injunction relief and compensatory damages in excess of $100.0 million.

In 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and certain of its officers. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees.

In 1997, Bayport Pipeline, Inc. ("Bayport") filed a lawsuit against MFSNT seeking a declaratory judgment concerning the rights and obligations of Bayport and MFSNT under a Subcontract Agreement that was entered into on May 1, 1997 related to the NYSTA contract. The matter was referred to arbitration in January 1999. The total amount sought was not less than $5.5 million and subsequent to year-end was increased to $19 million.

In 1997, U.S. Public Technologies, Inc. ("USPT") filed a lawsuit in the United States District Court for the Southern District of California, (San Diego), against MFSNT for breach of contract, breach of an alleged implied covenant of good faith and fair dealing, tortious interference, violation of the California Unfair Competition Act, promissory estoppel and unjust enrichment in connection with a Teaming Agreement between MFSNT and USPT concerning the Consortium Regional Electronic Toll Collection Implementation Program in the state of New Jersey. In this lawsuit, USPT seeks actual damages in excess of $8.5 million and unspecified exemplary damages. Discovery had not yet commenced in this lawsuit.

In 1999, Newbery Alaska, Inc. ("Newbery") filed a demand for arbitration seeking approximately $3.8 million. This dispute arises out of Newbery's subcontract with MFSNT related to the fiber optic network constructed by MFSNT for Kanas. Newbery's claims are for the balance of the subcontract, including retainage and disputed claims for extras based on alleged deficiencies in the plans and specifications and various other alleged constructive change orders. The parties are currently conducting discovery. Arbitration hearings on this matter should take place in the spring or summer of 2000.

In 1998, Alphatech, Inc. ("Alphatech") filed a lawsuit in the U.S. District Court in Massachusetts. This suit alleges ten counts, including breach of Teaming Agreements on the E-470 project and the New Jersey Regional Consortium project, breach of implied duty of good faith and fair dealing on both projects, misappropriation of trade secrets, deceit, violation of Massachusetts General Laws Chapter 93A, promissory estoppel, quantum meruit, and unjust enrichment. Alphatech's claim is for $15 million. A hearing for a summary judgment is scheduled in May 2000.

In 1998, T.A.M.E. Construction, Inc. ("TAME") sued for breach of contract, promissory estoppel, discrimination and defamation related to certain contracts performed by GEC. TAME alleges that it was wrongfully terminated as a subcontractor. TAME claims contract damages in the amount of $250,000, punitive damages for discrimination of $1,000,000 and defamation damages of an additional $1,000,000. GEC has moved for summary judgment. This matter is not set for trial.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year covered by this Annual Report on Form 10K for the fiscal year ended October 31, 1999, no matters were submitted to a vote of the Company's security holders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

The Company's common stock, par value $.001 per share ("Common Stock"), began trading on the National Association of Securities Dealers Automatic Quotation ("Nasdaq") System on February 24, 1994 under the symbol "ABTE." Prior to the Nasdaq listing, the Company's Common Stock was sporadically traded on the Over-The-Counter Bulletin Board, under the same symbol, since September 15, 1988, the date of the Company's initial public offering. Set forth below is the range of the high and low closing bid quotations of the Common Stock for each quarter within the last two fiscal years as reported by Nasdaq.

                MARKET PRICE OF COMMON STOCK AND DIVIDEND POLICY

The Common Stock is traded on the Nasdaq National Market System (NMS) under the trading symbol "ABTE." The following table sets forth the high and low sale prices for the Common Stock for each fiscal quarter indicated below.


Fiscal Quarter                       1998                             1999
--------------------------------------------------------------------------------
                             High            Low             High          Low

First Quarter               9-13/16        9-5/8           12-3/8        5-1/4

Second Quarter             12-7/16         7-5/16          11-9/16       5-3/4

Third Quarter              20-5/16         9-3/8           12-15/16      5-13/16

Fourth Quarter             10-5/8          1-3/4           10-1/16       7-1/2

At February 4, 2000, there were approximately 412 shareholders of record of the Company's Common Stock. No cash dividends have been declared by the Company on its Common Stock since its inception and the Company has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. The terms of the Company's Series C Preferred Stock and the Secured Credit Facility restrict the payment of cash dividends on the Company's Common Stock. See "Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources," and "Consolidated Audited Financial Statements of the Company."

SENIOR NOTES

On January 6, 1998, the Company sold $10.0 million in principal amount of its 12% Senior Subordinated Notes Due January 6, 2005 (the "Senior Notes") in a non-public offering exempt from registration pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The investors were provided with, or otherwise had access to information, including financial information, about the Company. The Senior Notes were sold to John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company and Signature 1A (Cayman), Ltd. The Company used the proceeds to fund working capital needs.

As part of the Company's offering of the Senior Notes, the Company issued to the holders thereof warrants to purchase in the aggregate 409,505 shares of Common Stock. The warrants are exercisable at an exercise price of $8.25 per share, commencing on the earlier of (i) January 6, 1999, or (ii) the merger or consolidation of the Company with or into another entity or the sale of all or substantially all of the Company's assets to another entity. The Senior Notes were purchased from the holders by the Company effective February 17, 1999 and subsequently canceled.

SERIES A CONVERTIBLE PREFERRED STOCK CONVERSIONS

During the year ended October 31, 1998, the Company received conversion notices from the holders of the Company's Series A Preferred Stock and converted 995 Series A Preferred Shares, as defined below, into 920,946 shares of Common Stock. In addition, 30,000 warrants related to the Series A Preferred Stock were exercised during the year ended October 31, 1998. In each case, the issuance of the common stock was undertaken upon conversion of Series A Preferred Stock then held by the purchaser and was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The resale of such common stock by the purchaser is registered on a Registration Statement on Form S-3 (No. 333-22105).

The Series A Preferred Stock that was converted, as set forth above, was issued on December 20, 1996 in a private placement transaction (the "Private Placement"), exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for a total of 1,000 shares (the "Series A Preferred Shares") of the Company's Series A Preferred Stock, par value $.10 per share. The investors were provided with, or otherwise had access to, information, including financial information concerning the Company. In connection with the Private Placement, the Company also issued warrants totaling 200,000 shares of the Company's Common Stock (the "Series A Warrants"). The number of shares purchasable pursuant to the Warrants was subsequently reduced pursuant to its terms to an aggregate of 62,000 shares at October 31, 1998. The purchasers paid the Company $6.0 million for the Series A Preferred Shares and the Warrants. The Private Placement was effected pursuant to a Series A Preferred Stock Agreement by and among the purchasers and the Company dated December 20, 1996 (the "Agreement"). The Warrants became exercisable on December 20, 1997. No Series A Preferred Shares remain outstanding following the conversions effected during fiscal 1998.

The Series A Warrants are exercisable at a purchase price per share equal to $9.82; provided, however, if there is an effective registration statement covering the shares issuable upon the exercise of the Series A Warrants, the purchasers may exercise the Series A Warrants in whole or in part in exchange for the number of shares of Common Stock equal to the product of (i) the number of shares as to which the Series A Warrants are being exercised multiplied by
(ii) a fraction, the numerator of which is the "Market Price" (as defined in the Series A Warrants) less $9.82, and the denominator of which is the Market Price.

SERIES B CONVERTIBLE PREFERRED STOCK CONVERSIONS

During the fiscal year ended October 31, 1998, the Company received conversion notices from certain holders of the Company's Series B Preferred Stock to convert an aggregate of 436 shares of Series B Preferred Stock. In connection with the conversion of such shares, the Company issued an aggregate of 1,007,927 shares of Common Stock, pursuant to an exemption from registration under Section 4(2) of the Act. The conversion price per share of Series B Preferred Stock was approximately $2.18. Said conversion took place between September 14, 1998 and October 2, 1998.

On June 30, 1998, Able issued to the RoseGlen Group and the Palladin Group (as defined below) an aggregate of (i) 4,000 shares of Series B Preferred Stock and
(ii) Series B Warrants to purchase an aggregate of 1,000,000 shares of Common Stock at a then exercise price of $19.80 per share. Able received total gross proceeds of $20.0 million from the sale of the Series B Securities, offset by $1.9 million in expenses associated with the issuance of the Series B Securities. The Company sold the Series B Securities to finance part of the purchase price of MFSNT. The sale of the Series B Securities was issued pursuant to an exemption pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act.

The purchasers of the Series B Securities included two groups of accredited investors (for a total of seven investors):

         o The RoseGlen Group (the "RoseGlen Group"), which purchased 2,000 shares of Series B Preferred Stock and acquired Warrants to purchase 370,000 shares of Common Stock, and

         o The Palladin Group (the "Palladin Group"), which purchased 2,000 shares of Series B Preferred Stock and acquired Warrants to purchase 630,000 shares of Common Stock.

Prior to February 4, 2000, the RoseGlen Group and the Palladin Group owned the following Company securities:

                                 Series B Preferred  Warrants    Common Stock(2)
                                       Stock
-----------------------------------------------------------------------------
The RoseGlen Group                        375         370,000        461,907
The Palladin Group(1)                     404              --        546,020
-----------------------------------------------------------------------------
Total                                     779         370,000      1,007,927
-----------------------------------------------------------------------------

(1) On May 7, 1999, the Company purchased 630,000 Series B Warrants owned by the Palladin Group at $3.00 per share and, as a result, such Warrants were retired.

(2) Represents shares of Common Stock issued upon conversion of an aggregate of 436 shares of Series B Preferred Stock.

In January 1999, Interfiducia Partners, LLC, a Texas limited liability company ("Interfiducia"), entered into certain letter agreements with Able, the RoseGlen Group and/or the Palladin Group relating to the proposed purchase by Interfiducia of, among other things, all or a portion of the outstanding Series B Securities from the RoseGlen Group and the Palladin Group. The Company undertook due diligence regarding Interfiducia at that time and all parties continued their respective negotiations to finalize the contemplated transactions.

Because the Company was then in default under certain provisions of the terms of the Series B Securities, Able believed that it was important to complete the transfer of all or a portion of the Series B Securities to a party willing to waive the defaults. Interfiducia was not able to provide the funds necessary to complete the transactions contemplated by the letter agreements in a timely manner in order to avoid paying certain premiums and penalties to the holders of the Series B Securities. As a result, on February 16, 1999, WorldCom advanced the Company $32.0 million ("WorldCom Advance") to facilitate the purchase of (i) 2,785 shares, or approximately 78 percent of the outstanding Series B Preferred Stock and (ii) the outstanding $10.0 million principal amount of the Company's 12 percent Senior Subordinated Notes originally due January 6, 2005 (the "Senior Notes"). The WorldCom Advance is non-interest bearing, and is due on November 30, 2000. At the same time, WorldCom also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement. These additional advances would be repayable to WorldCom on November 30, 2000. The repayment of the WorldCom Advance is subordinate to the Company's obligations to its senior credit facility. The WorldCom Advance was evidenced by a written agreement between Able and WorldCom dated February 16, 1999, which was subsequently amended and restated as of April 1, 1999.

Immediately thereafter, the Company, in turn, used the WorldCom Advance to advance funds (the "Company Advance") to Cotton Communications, Inc., which may be deemed an affiliate of the Company. On February 17, 1999, pursuant to certain purchase agreements between and among the Company, Cotton, the Palladin Group and/or the RoseGlen Group (collectively the "February Agreements"), Cotton, in turn, used the Company Advance to purchase approximately 78 percent of the outstanding shares of Series B Preferred Stock, or 2,785 shares of the 3,564 shares outstanding (1,425 shares from the RoseGlen Group for $11.0 million and 1,360 shares from the Palladin Group for $7.85 million, which amounts included any accrued dividends, interest or penalties), as well as the accrued obligations under the Senior Notes.

The sole shareholder, officer and director of Cotton was Tyler Dixon. Mr. Dixon is a partner with the law firm of Raiford, Dixon & Thackston, LLP, which, during fiscal year 1999 and 1998, received approximately $0.3 million and $0.1 million in legal fees from the Company. Cotton received no consideration from Able in connection with the transactions. However, the Company agreed to continue using the legal services of Mr. Dixon and the Company waived any conflicts that may arise with respect to the performance of such legal services as a result of Cotton's purchase of the Series B Preferred Stock. See "Certain Relationships and Related Party Transactions" for a discussion concerning the consulting agreement between Mr. Dixon and the Company dated January 1, 1999 and effective April 1, 1999 and the grant of stock options to Mr. Dixon.

Interfiducia continued to state to the Company throughout Cotton's negotiations with the Palladin Group and the RoseGlen Group and subsequent to the consummation of the February Agreements that it would acquire Cotton's position. Cotton verbally agreed that, if Interfiducia came forward with funds shortly after the consummation of the February Agreements, it would sell certain of the Series B Securities and the Senior Notes to Interfiducia on the same terms and conditions. Nonetheless, Interfiducia was never able to fund the proposed acquisition in a timely manner nor was the Company able to obtain satisfactory due diligence regarding Interfiducia and its principals. As a result, Interfiducia never acquired Cotton's position.

In connection with the purchase and sale of the Senior Notes and the Series B Preferred Stock, Cotton and the remaining holders of the Series B Preferred Stock agreed to either waive all outstanding defaults under such securities or refrain from exercising any remedies with respect to any such outstanding defaults until October 31, 1999. During this period of time, the Company agreed to use its best efforts to have declared effective the Registration Statement covering the resale of shares of Common Stock underlying the remaining Series B Securities (as well as underlying the WorldCom Option and the WorldCom Equity Award as described in Proposal No. 5). The October 31, 1999 deadline was extended from an initial date of December 27, 1998. To date, the Registration Statement has not been declared effective and, while a "triggering event," as defined below, has occurred, the Company has not, to date, received any notice(s) of redemption from any of the holders of the Series B Preferred Stock.

As part of the February Agreements, generally,

         --Cotton and the Company agreed that, notwithstanding any other agreements, the conversion price of the Series B Preferred Stock owned by Cotton would not be less than $8.25 per share, thus eliminating the "floorless" conversion concerns as to the 2,785 shares of Series B Preferred Stock owned by Cotton. Subsequently, the shares purchased by Cotton were retired and the $8.25 per share "floor" has no effect on the remaining outstanding shares of Series B Preferred Stock.

         --The exercise price of the Warrants was reduced from $19.80 per share to $13.50 for the Palladin Group and $13.25 for the RoseGlen Group.

         --As to the RoseGlen Group,

                  -assuming Shareholder approval, the RoseGlen Group agreed to convert its 375 shares of Series B Preferred Stock within 30 days after the Registration Statement registering the underlying Common Stock is effective. As of October 25, 1999, the number of shares of Common Stock issuable would be 647,430 which assumes that the RoseGlen Group has provided at least 60 days prior written notice that it intends to waive its 4.99% share ownership limitation as described below.

                  -if the Common Stock is trading at 150% of the exercise price of the Warrants (which is approximately $19.875 per share, subject to certain reductions) for three consecutive trading day periods, the Company may call for redemption of the Warrants held by the RoseGlen Group, subject to the Common Stock meeting certain requirements and adjustments.

         --As to the Palladin Group,

                  -if, on or before April 30, 1999, the closing bid price for the Common Stock is above $17.00 and there is an effective Registration Statement, the Company may call for redemption of the Warrants held by the Palladin Group, subject to certain requirements and adjustments, including the 20% Share Limitation and as of October 25, 1999 would be an aggregate of 694,498 shares.

                  -Palladin has agreed to a maximum conversion price equal to the lesser of $3.5138 per share or the "Conversion Price," as defined below.

                  -On May 7, 1999, the Company purchased the Palladin Group Warrants at $3.00 per share (for an aggregate of $18.9 million) and such Warrants were so retired.

On March 22, 1999, the Company entered into a termination agreement with Cotton whereby the Company redeemed the Senior Notes held by Cotton, as well as the 2,785 shares of Series B Preferred Stock from Cotton, in exchange for the cancellation of the Company Advance made to Cotton on February 17, 1999. The Company also assumed Cotton's obligation to acquire 630,000 of the Series B Warrants from the Palladin Group at a price of $3.00 per Series B Warrant on or before April 30, 1999, which was extended to May 7, 1999, at which time the Company acquired the 630,000 Series B Warrants from the Palladin Group. The Senior Notes have now been marked paid and the 2,785 shares of Series B Preferred Stock have been retired.

Pursuant to the original terms of the Series B Offering, holders of the Series B Preferred Stock had the right to convert their shares at any time into shares of Common Stock at a conversion rate equal to 97% of the "market value" of the Common Stock (the "Conversion Price"). However, each holder of the Series B Preferred Stock agreed that it would convert its shares of Series B Preferred Stock into Common Stock only to the extent that, after the conversion, the holder and its affiliates would beneficially own 4.99% or less of the Common Stock.

On February 4, 2000, Able redeemed and retired all remaining shares of Series B Preferred Stock by payment of $10,851,062 in cash and the issuance of 801,785 in restricted common shares that were issued at or above market price and further Able issued 267,000 Warrants to acquire its Common Stock at varying prices. Also, on February 4, 2000, Able privately placed 5,000 shares of Series C Preferred Stock with a small group of investors at $3,000 per share. The sale of the Series C shares includes the issuance of Warrants to purchase up to 100,000 shares at prices substantially above market (see description of Series C Convertible Preferred Stock below). Refer to Exhibits 4.16 - 4.24 for more detail.

WORLDCOM CONVERSION AGREEMENT

On January 12, 2000, the Company entered into an agreement with WorldCom whereby WorldCom converted approximately $25.5 million of an original $30.0 million note ("Original WorldCom Note"), issued to WorldCom as part of the MFSNT Acquisition, into 3,050,000 shares of Common Stock ("WorldCom Conversion Agreement"). The conversion was based on the January 8, 2000 closing price of Common Stock at $8.375 per share. The remainder of the Original WorldCom Note, approximately $4.5 million was converted into an amended and restated note ("New WorldCom Note"). The New WorldCom Note will bear interest at 11.5 percent and will mature February 1, 2001.

SERIES C PREFERRED STOCK ISSUANCE AND SERIES B PREFERRED STOCK
CONVERSION/REDEMPTION

Subsequent to fiscal year end 1999, to finance the redemption of the remaining Series B Preferred Stock, the Company issued an aggregate of 5,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") with detachable warrants ("Series C Preferred Stock Warrants") for $15.0 million. The Series C Preferred Stock pays dividends at a rate of 5.9 percent of the stated value ($3,000 per share) per annum and is immediately convertible into Common Stock at an initial conversion price of $9.35. Commencing six months after the closing date (February 4, 2000), and then for each six month period thereafter (each of these dates, a "Series C Reset Date"), the conversion price shall be recalculated to equal the average closing bid prices for Common Stock for the ten consecutive trading days preceding the applicable Series C Reset Date, however:

         (a) no conversion price shall be adjusted if a recalculation would result in a new conversion price that is greater than the current conversion price, and

         (b) if any such recalculation results in a conversion price less than $4.00, the conversion price shall thereafter be $4.00.

The Series C Preferred Stock Warrants permit the holder to purchase 200,000 shares of Common Stock at an initial price per share of $10.75 which may from time to time be adjusted. The conversion will be subject to Shareholder approval.

The terms of the Series C Preferred Stock are complicated. In particular, the conversion price of the Series C Preferred Stock may be reduced below $4.00 per share if Able does not file a registration statement covering the Series C Preferred Stock and the Common Stock to be issued upon conversion of the Series C Preferred Stock by March 2000 and if the registration statement is not effective by October 31, 2000 (refer to Exhibits 4.16 - 4.24 for the terms of the Series C Preferred Stock documents and the redemption of the Series B Preferred Stock).

WORLDCOM OPTION AND STOCK APPRECIATION RIGHTS

As part of the MFSNT Acquisition, Able granted an option (the "WorldCom Option") to WorldCom to purchase up to two million shares of Common Stock at an exercise price of $7.00 per share. WorldCom may elect to exercise some or all of the WorldCom Option on a "cashless" basis rather than for cash to the extent necessary to ensure that the actual number of shares of Common Stock issued would not exceed 1,817,941 shares, which amount was based upon just less than 20% of the then outstanding number of shares of Common Stock, determined prior to Able's executing the merger agreement with WorldCom dated April 26, 1998, as amended September 9, 1998 (the "MFSNT Agreement"). A "cashless" exercise means that WorldCom will receive shares of Common Stock with a total market value equal to the per share excess of the market value of the common stock over the exercise price multiplied by the number of shares of the WorldCom Option being exercised. On January 8, 1999, the Company entered into a modification to the WorldCom Option (the "WorldCom Modification") with WorldCom which modified the WorldCom Option into stock appreciation rights ("SARs"), unless and until such time as Able obtains shareholder approval (if ever), pursuant to the Nasdaq Stock Market, Inc. ("Nasdaq") Marketplace Rule 4460(i)(1)(C) ("Rule 4460(i)(1)(C)"), to approve issuing 20 percent or more of the Common Stock in connection with the MFSNT Acquisition (based upon the number of shares outstanding prior to Able's executing the MFSNT Agreement).

Under the WorldCom Modification, WorldCom is entitled to participate in an increase in the value of an aggregate of two million shares of Common Stock. For each SAR exercised, WorldCom receives an amount equal to the excess of the fair market value of the Common Stock as of the applicable exercise date over $7.00 (the "Appreciation Amount"). The Appreciation Amount will be paid in cash within fifteen days of receipt of an exercise notice; provided, however, to the extent that Able is required to pay more than $10.0 million in any twelve month period as a result of any exercises of any SARs, the amount of such excess will be represented by a promissory note, with quarterly payments amortized ratably over a period of six months at 10% per annum. The exercise period of the SARs granted commences on the earlier of (1) one business day after the date upon which the potential issuance of Common Stock under this Agreement is voted upon by the Company shareholders, and (2) October 1, 2000 (the "Commencement Date"), and ends on January 2, 2002. To date, none have been exercised.

Payment of any SARs in cash only could materially and adversely effect the Company's cash flow because (a) of the short time frame to pay for any SARs exercised (between 15 and 30 days form the date notice is received by the Company), and (b) the payment owed could be a significant amount, depending on the number of SARs exercised and the then fair market value of the Common Stock.

Able also will be granting to WorldCom, subject to shareholder approval, an equity award in the form of stock appreciation rights or other equity participation awards ("WorldCom Equity Awards/Phantom Stock Awards") which is generally equivalent to 600,000 shares of Common Stock, payable in cash, stock, or a combination of both, at Able's option. The WorldCom Equity Awards are convertible, in whole or in part, solely on the following days: July 2, 2000 or July 2, 2001. On January 8, 1999, Able and WorldCom entered into a written agreement (the "Intent Agreement") setting forth the terms and conditions of when the WorldCom Equity Award Agreement (the "Equity Award Agreement") will be executed. The Intent Agreement also sets forth the specific terms of the WorldCom Equity Award, in the form of a Stock Appreciation Rights Agreement ("SAR Agreement"). The Intent Agreement provides that, until Able obtains shareholder approval in accordance with Rule 4460(i)(1)(C), the SAR Agreement will be executed at such time as Able meets certain "Conditions to Issuance." Additionally, upon the exercise of any WorldCom Equity Awards, any payments may be made, in Able's sole discretion, in cash, Common Stock, or a combination of both cash and Common Stock, assuming that the Company obtains shareholder approval to issue any payments in Common Stock. To date, the SAR Agreement has not been executed (and thus no WorldCom Equity Awards have been issued), but it will be once shareholder approval is obtained to issue payments to WorldCom in stock or a combination of stock and cash (up to a maximum of 700,000 shares).

Able will submit a proposal to the Company's shareholders at its next annual meeting of shareholders to approve issuing 20 percent or more of the outstanding Common Stock in connection with the MFSNT Acquisition. If the Company's shareholders approve Able's proposals (1) the SARs granted under the WorldCom Modification automatically revert back to the WorldCom Option and the holder will have the right to purchase an aggregate of 2,000,000 shares of Common Stock at $7.00 per share through January 2, 2002, and (2) upon the exercise of any WorldCom Equity Awards, Able would have the option to make the payments in cash, stock, or a combination of cash and stock, at Able's discretion.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company for the five years ended October 31, 1999 which has been derived from the audited consolidated financial statements of the Company and its subsidiaries. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this report.

                                                             Fiscal Years Ended October 31
                                                         (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------
                                                    1999         1998        1997       1996        1995
----------------------------------------------------------------------------------------------------------
Revenues                                          $418,565     $217,481    $86,334    $48,906     $35,408
Net income (loss)                                  (18,060)       2,514      2,857     (5,910)       (281)
Net income (loss) applicable to common stock       (36,758)      (5,840)     1,331     (5,910)       (281)

Weighted average shares outstanding                 11,849        9,907      8,505      8,361       8,284
Income (loss) per share from operations-
  Basic and diluted                                  (3.10)        (.59)       .16       (.71)       (.03)

Current assets                                     167,874      185,822     27,010     21,449      18,573
Current liabilities                                166,772      159,678     12,969     17,155      11,175

Property and equipment, net                         27,803       32,074     13,114     10,667       6,120
Total assets                                       262,033      290,760     50,346     38,919      32,482
Long-term debt                                      30,618       61,685     17,294     10,115       5,255
WorldCom Advance                                    32,000           --         --         --          --
Shareholders' equity                                   431       40,217     15,247     11,598      17,467


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended October 31, 1999. This information should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this document.

OVERVIEW

As discussed in Note 6 to the Company's consolidated financial statements, "Assumption of COMSAT Contracts," during the fiscal year ended October, 31, 1998, GEC assumed obligations to complete 12 contracts with the Texas Department of Transportation which were for the installation of intelligent traffic management systems and design and construction of wireless communication networks. The following is a summary of revenues and costs associated with the COMSAT contracts for the fiscal years ended October 31 (amounts in thousands):

                                                  1999         1998
---------------------------------------------------------------------
Billings on the COMSAT contracts                $ 7,952      $11,327
Deferred revenue recognized                       3,935        8,481
---------------------------------------------------------------------
Total revenue recognized                         11,887       19,808
Direct contract costs                             8,675       10,672
---------------------------------------------------------------------
Gross margin from COMSAT contracts              $ 3,212      $ 9,136
---------------------------------------------------------------------

At October 31, 1999, all of the COMSAT Contracts were substantially complete. The revenues, cost of revenues and gross margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

The Company's results of operations reflect the operating results of MFSNT and other acquired businesses only from the respective dates of acquisition. Accordingly, the Company's results are not necessarily comparable on a period-to-period basis.

The following table sets forth, for the fiscal years ended October 31, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues:

                                            1999           1998          1997
--------------------------------------------------------------------------------
Revenues:                                  100.0%         100.0%        100.0%
--------------------------------------------------------------------------------
Cost of revenues.........................   87.2           82.5          79.0
General and administrative...............    9.8            8.7          10.2
Depreciation and amortization............    2.8            3.5           5.2
Impairment of long-lived assets..........    0.6            --            --
Income (loss) from operations............   (0.4)           5.3           5.6
Other expenses, net......................   (3.9)           4.1           2.3
--------------------------------------------------------------------------------
Net income (loss)........................   (4.3)           1.2           3.3
--------------------------------------------------------------------------------

FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED WITH FISCAL YEAR ENDED OCTOBER 31, 1998.

REVENUES. For the fiscal year ended October 31, 1999, revenues totaled $418.6 million compared to $217.5 million during the fiscal year ended October 31, 1998, an increase of $201.1 million or 92 percent. This increase in revenues is due primarily to growth in the Company's operations through the acquisition of MFSNT on July 2, 1998. Revenues generated by MFSNT for the fiscal year ended October 31, 1999, totaled approximately $264.0 million and included sales of conduit capacity of approximately $35.7 million.

COST OF REVENUES. For the fiscal year ended October 31, 1999 cost of revenues totaled $365.1 million compared to $179.5 million during the fiscal year October 31, 1998, an increase of $185.6 million or 103 percent. This increase in cost of revenues is due primarily to growth in the Company's operations through the acquisition of MFSNT on July 2, 1998. Cost of revenues incurred by MFSNT for the fiscal year ended October 31, 1999, totaled approximately $233.5 million and included cost associated with sales of conduit capacity of approximately $34.7 million.

The Company's construction and maintenance margins (Revenues less Cost of Revenues) were $53.5 million or 12.8 percent for the fiscal year ended October 31, 1999, compared to $38.0 million or 17.5 percent for the fiscal year ended October 31, 1998. The dollar increase in construction and maintenance margins is due primarily to the acquisition of MFSNT on July 2, 1998. Construction and maintenance margins generated by MFSNT for the fiscal year ended October 31, 1999, totaled approximately $31.6 million and included margins from sales of conduit capacity of $1.0 million. The decrease in construction and maintenance margins on a percentage basis from fiscal year 1999 to fiscal year 1998 was due primarily to increased emphasis on cost plus contracts (predominately with WorldCom) and negative margins generated by Dial and AIS (which were closed in fiscal year 1999).

At July 2, 1998, MFSNT had $11.7 million of reserves for losses on uncompleted contracts recorded on its balance sheet. Through the Company's due diligence efforts, the Company estimated the need for reserves for contract losses of $40.5 million, resulting in a $28.8 million adjustment through purchase accounting. Together these reserves relate to specific MFSNT jobs identified by the Company as Loss Jobs. Revenues and costs recognized in the Company's consolidated statement of operations related to these identified Loss Jobs subsequent to the acquisition date have resulted in no net margin as all losses were recorded against the reserve balance. The Company utilized the reserves for losses on uncompleted contracts only on those jobs identified as Loss Jobs at the date of acquisition. The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):

                                               NETWORK         TRANSPORTATION
                                               SERVICES           SERVICES           TOTAL
------------------------------------------ ----------------- ------------------- --------------
Previously recorded by MFNST (1)                     $6,100              $5,600        $11,700
Purchase accounting adjustments (1)                  10,166              18,634         28,800
------------------------------------------ ----------------- ------------------- --------------
Adjusted balance, July 2, 1998 (1)                   16,266              24,234         40,500
Amount utilized                                      (8,237)             (6,873)       (15,110)
------------------------------------------ ----------------- ------------------- --------------
Balance, October 31, 1998                             8,029              17,361         25,390
Valuation adjustments (2)                             2,463              (3,082)          (619)
Amount utilized                                      (4,789)            (11,362)       (16,151)
------------------------------------------ ----------------- ------------------- --------------
Balance, October 31, 1999                            $5,703              $2,917         $8,620
------------------------------------------ ----------------- ------------------- --------------

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

(2) The valuation adjustments made during the fiscal year ended October 31, 1999, were the result of final projected cost estimates on previously identified Loss Jobs unavailable at the date of acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES. For the fiscal year ended October 31, 1999 general and administrative expenses were $41.0 million compared to $19.0 million during the fiscal year ended October 31, 1998, an increase of $22.0 million or 116 percent. This increase in general and administrative expenses is due primarily to growth in the Company's operations through the acquisition of MFSNT on July 2, 1998. General and administrative expenses incurred by MFSNT for the fiscal year ended October 31, 1999, totaled approximately $14.8 million. The remaining increase was due to i) significant professional fees associated with pending litigation and reviews by the Securities and Exchange Commission; ii) increases in the Company's management structure necessary to support the Company's increased revenue in accordance with the Company's strategic objective; and iii) costs associated with ongoing efforts to recapitalize the Company.

DEPRECIATION AND AMORTIZATION. For the fiscal year period ended October 31, 1999, depreciation and amortization expense totaled $11.8 million compared to $7.6 million during the fiscal year ended October 31, 1998, an increase of $4.2 million or 55 percent. As a percentage of revenues, depreciation and amortization decreased from 3.49 percent during fiscal year 1998 to 2.83 percent during fiscal year 1999 due to an increase in revenues which did not require the same percentage increase in capital assets to support the operations of the Company.

IMPAIRMENT OF LONG-LIVED ASSETS. During the fiscal year ended October 31, 1999, the Company closed Dial and AIS that resulted in impairment of Dial goodwill of $1.3 million. The Company also wrote-off $1.2 million of equipment.

INCOME (LOSS) FROM OPERATIONS. For the fiscal year ended October 31, 1999, loss from operations was $1.9 million compared to income from operations of $ 11.4 million for the fiscal year ended October 31, 1998, a decrease of $13.3 million or 117 percent. This decrease, as discussed above, was due primarily to lower construction and maintenance margins and increased general and administrative expenses.

OTHER EXPENSE, NET. For the fiscal year ended October 31, 1999, other expense totaled $16.2 million compared to $8.9 million during the fiscal year ended October 31, 1998, an increase of $7.3 million or 82 percent. Other expense includes the following for the fiscal years ended October 31 (amounts in thousands):

                                                    1999         1998         $Change        %Change
-----------------------------------------------------------------------------------------------------
Interest expense                                   $9,512       $5,534         $3,978            72%
Extraordinary loss                                  3,067           --          3,067            --
Change in value of stock appreciation rights        1,814           --          1,814            --
Provision for (benefit from) income taxes            (138)       3,405         (3,543)         (104)%
Other                                               1,921          (44)         1,965           447%

Interest Expense - The increase of $4.0 million in interest expense is due primarily to the $30.0 million, 11.5 percent debt associated with the acquisition of MFSNT on July 2, 1998 and accreted interest at 15 percent on property taxes payable assumed in the acquisition of MFSNT.

Extraordinary Loss - During the fiscal year ended October 31, 1999, the Company purchased all of its outstanding Senior Subordinated Notes with an outstanding principal balance of $10.0 million resulting in an extraordinary loss from the early extinguishment of debt of $3.1 million. The Senior Subordinated Notes were purchased by the Company with proceeds from the non-interest bearing WorldCom Advance.

Change in Value of Stock Appreciation Rights - The change in the value of stock appreciation rights is a non-cash charge associated with changes in the intrinsic value of the WorldCom SAR. The Company expects shareholder approval for the conversion of the WorldCom SAR into options for the Company's common stock at the Company's next shareholders' meeting. If shareholder approval is received, the SARs will not result in cash payments by the Company. Pending approval, the WorldCom SAR liability will be increased or decreased based upon the difference in the market price of the Company's common stock and the strike price of the SARs.

Provision for (Benefit from) Income Taxes - For the fiscal year ended October 31, 1999, the benefit from income taxes was $0.1 million compared to a provision for income taxes of $3.4 million during the fiscal year ended October 31, 1998, a decrease of $3.5 million or 103 percent which corresponds to decreases in the Company's income before taxes.

NET INCOME (LOSS). For the fiscal year ended October 31, 1999, net loss was $18.1 million compared to net income of $2.5 million for the fiscal year ended October 31, 1998 a decrease of $20.6 million. Net loss applicable to common stock was $36.8 million after $18.7 million in charges related to the Series B Preferred Stock and Warrants (see Note 14 of Notes to Consolidated Financial Statements).

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED WITH FISCAL YEAR ENDED OCTOBER 31, 1997.

REVENUES. For the fiscal year ended December 31, 1998 revenues increased $131.2 million, from $86.3 million through October 31, 1997 to $217.5 million, for the fiscal year ended October 31, 1998. This increase in revenues is due primarily to growth in the Company's operations through the acquisition of MFSNT in the third quarter and the acquisition of Patton and the COMSAT Contracts in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industry. For the fiscal year ended October 31, 1998, revenues increased approximately $87.0 million, $17.6 million and $17.4 million related to the acquisition of MFSNT, the COMSAT contracts and Patton, respectively.

COST OF REVENUES. For the fiscal year ended October 31, 1998 and 1997, cost of revenues as a percentage of revenues increased from 78.95 percent to 82.54 percent. The increase was due to increased costs related to the Network Services Group resulting from tighter margins and competition in the telecommunications industry, as well as inclement weather which restricted some work during the winter months and extended completion dates into later periods, offset by decreased costs as a result of COMSAT Contracts included in the Transportation Services Group's operations.

GENERAL AND ADMINISTRATIVE EXPENSES. For the fiscal year ended October 31, 1998 general and administrative expenses were $19.0 million, an increase of $10.2 million over the same period in the prior year. This increase was due to the overall increase in the management structure at the corporate level, as well as the division offices, necessary to support the Company's increased revenue in accordance with the Company's strategic objective of growth through acquisition, and an increase in costs resulting from the acquisition of MFSNT. For the fiscal year ended October 31, 1998, general and administrative expenses relating to the operations of MFSNT were approximately $5.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating, financing and investing activities for the fiscal years ended October 31, 1999 and 1998 are as follows (in thousands):

                                                      1999           1998           $ Change
----------------------------------------------------------------------------------------------
Operating activities                                $ (8,551)        $6,617         $(15,168)
Investing activities                                  13,531        (13,896)          27,427
Financing activities                                  (1,956)        14,593          (16,549)
----------------------------------------------------------------------------------------------
Change in cash and cash equivalents                    3,024          7,314           (4,290)
Cash and cash equivalents beginning of year           13,544          6,230            7,314
----------------------------------------------------------------------------------------------
Cash and cash equivalents end of year                $16,568        $13,544         $  3,024
----------------------------------------------------------------------------------------------

The $15.2 million decrease in cash from operating activities during the fiscal year ended October 31, 1999 compared to the fiscal year ended October 31, 1998 was primarily the result of increases in accounts receivables and accruals for incurred job costs of approximately $10.9 million and $9.3 million, respectively, and decreases in reserves for losses on uncompleted contracts of $16.2 million, offset by, decreases in costs and excess of billings of $25.0 million and net losses of $18.1 million.

The $27.4 million increase in cash from investing activities during the fiscal year ended October 31, 1999, compared to the fiscal year ended October 31, 1998, was primarily the result of $27.0 million of net proceeds on the sale of conduit capacity. This was offset by $7.2 million of cash placed in escrow pending resolution of a contract dispute (see Note 8 of Notes to Consolidated Financial Statements). The amount of cash used in investing activities during the fiscal year ended October 31, 1998, included $8.7 million related to cash paid for acquisitions.

The $16.5 million decrease in cash from financing activities of during the fiscal year ended October 31, 1999, compared to the fiscal year ended October 31, 1998, was primarily the result of significant proceeds from debt and preferred stock during fiscal year 1998 to fund the acquisition of MFSNT.

As of October 31, 1999, the Company was in default under certain provisions of its Senior Credit Facility and had no available borrowing capacity.

GOING CONCERN. The accompanying consolidated financial statements and financial information was prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $1.9 million, net losses of $18.1 million and loss applicable to common stock of $36.8 million during the fiscal year ended October 31, 1999. Significant payments were also made, both during and subsequent to October 31, 1999, to redeem the Series B Preferred Stock and to reduce obligations for loss contracts assumed in 1998 in the acquisition of MFSNT. The Company has borrowed the maximum available under its existing Credit Facility and is in default of the related covenants. While the Company is current with respect to amounts due under the Credit Facility, the lender has the right to demand payment and the Company has insufficient liquidity to pay such amounts, if called. The Company has not yet been successful in obtaining alternative financing and may have insufficient liquidity to fund its continuing operations. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to
(a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability.

So long as the Company's Credit Facility lender does not accelerate the due date of their loans and no events of default occur relating to the Series C Preferred Stock which could require the Company to redeem the shares, the Company projects that it has available cash from operations sufficient to meet the Company's operating and capital requirements for the next twelve months.

YEAR 2000

Many computer programs and applications define the applicable year using two digits rather than four in order to save memory and enhance the speed of repeated data based calculations. The "Year 2000 problem" refers to the inability of these computer programs on or after January 1, 2000 to recognize that "00" refers to "2000" rather than "1900." The term "Year 2000-compliant" means a computer or a computer system, which has been designed or modified to recognize dates on or after January 1, 2000.

The Company established programs to coordinate its year 2000 ("Y2K") compliance efforts across all business functions and geographic areas. It utilized the following steps in executing its Y2K compliance program: 1) awareness, 2) assessment, 3) renovation, 4) validation and testing, and 5) implementation. During fiscal year 1999, the Company completed the awareness and assessment steps for all areas. Able has not experienced any material Y2K problems since the date change on January 1, 2000. However, there can be no assurance that problems will not arise for Able, its suppliers, its customers or others with whom Able does business later in 2000, either in connection with the leap year or with systems that have not yet been fully tested. Able intends to continue to monitor its compliance, as well as the compliance of others whose operations are material to Able's business.

During fiscal year 1999, the costs related to the Company's Y2K compliance efforts were approximately $2.0 million.

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

                                     Expected Maturity During the Fiscal Year Ended October 31,
---------------------------------------------------------------------------------------------------------
                             2000         2001         2002           2003          2004       Thereafter
---------------------------------------------------------------------------------------------------------
Variable rate debt          $38,327      $32,953       $2,665          $2,609       $2,603        $5,250
Average interest rate         9.95%       11.53%       14.83%          14.96%       14.96%        14.98%

The Company's most significant fixed-rate debt obligation at October 31, 1999, was an 11.5% $30.0 million note payable to WorldCom. Subsequent to year-end, $25.5 million of principal was converted to common stock. The fair value of the Company's debt approximates its carrying value.

At October 31, 1999, the Company is in technical default of certain provisions of the Credit Facility as described in Note 11 in the accompanying financial statements, "Debt". As such, the Credit Facility is immediately callable by the holder and is therefore classified in the current portion of long-term debt. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances.

Although the Company conducts business in foreign countries, the international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of October 31, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operation for the fiscal year ended October 31, 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows the Company would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes and reports of independent public accountants are included herein under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Arthur Andersen LLP has served as the Company's auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries since its engagement by the Company on October 12, 1998. Ernst & Young LLP, the Company's previous auditors, resigned as the Company's auditors effective September 7, 1998. The reports of Ernst & Young LLP on the Company's financial statements for fiscal years ended October 31, 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two years ended October 31, 1997 and 1996, and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young to make reference to the matter in their reports.

Ernst & Young informed the Company of the existence of the following reportable events, as defined in Item 304(a)(l)(v) of Regulation S-K of the Securities Act of 1933, as amended:

         In their Report to the Audit Committee for the year ended October 31, 1997, Ernst & Young LLP advised the Company as to the existence of reportable conditions in the Company's system of internal controls. These reportable conditions related to: (i) the lack of segregation of duties over the cash disbursement function, (ii) the failure to provide adequate documentation to support the business purpose of certain significant transactions with related parties, and (iii) the lack of monitoring controls over operations of its foreign subsidiaries.

During the fiscal years ended October 31, 1998 and 1997 and during the subsequent interim period prior to engaging Arthur Andersen LLP, neither the Company nor anyone on the Company's behalf consulted with Arthur Andersen LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements. Previously, Arthur Andersen LLP was the independent auditor for MFS Network Technologies, Inc. and Patton Management Corporation, both of which were acquired by the Company during fiscal year 1998.

Information regarding the resignation of the Company's previous principal accountant, Ernst & Young LLP and the engagement of Arthur Andersen LLP was reported by the Company on Form 8-Ks filed September 14, 1998 and October 16, 1998, respectively.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning the executive officers and directors of Able Telcom Holding Corp. as of February 10, 2000:

             Name             Age                     Position (4)
--------------------------------------------------------------------------------
Billy V. Ray Jr. (2)(3)       42       President, Chief Executive Officer and
                                       Acting Chief Financial Officer and a
                                       Director

Frazier L. Gaines             60       Former Chief Executive Officer, President
                                       - Able Telcom International

James E. Brands               62       Senior Executive Vice President

Michael Arp                   52       Financial Vice President

Edward Z. Pollock             60       General Counsel

Michael A. Summers            34       Chief Accounting Officer

Stacy Jenkins                 42       President - Adesta Communications

G. Vance Cartee               56       President - Adesta Transportation

J. Barry Hall                 50       President - Construction Group

Richard A. Boyle              44       President - Patton Management Group

C. Frank Swartz (1)(2)(3)     61       Chairman of the Board of Directors

Alec McLarty (1)(2)(3)        49       Director

Gerald Pye                    55       Director

-------------------------------
         (1) Member of the Audit Committee. Mr. C. Frank Swartz is the Chairman of the Audit Committee.
         (2) Member of the Compensation Committee. Mr. C. Frank Swartz is the Chairman of the Compensation Committee.
         (3)      Member of the Nominating Committee.
         (4) During the first two weeks of February 2000, the Company filled the positions of Chief Financial Officer and Chief Operating Officer. The required information regarding these Executive Officers will be contained in the Form 10-Q to be filed for the first quarter of the current fiscal year.

Directors are elected at the annual meeting of Able's shareholders and hold office following election or until their successors are elected and qualified the Directors may fill vacancies in the period between shareholder meetings. The chief executive officer is elected by and serves at the discretion of the Company's Board of Directors. All other executive officers are appointed by the Chief Executive Officer.

During the fiscal year ended October 31, 1999, the Company's Chief Financial Officer and its Chief Operating Officer resigned. Refer to footnote (4) above.

BILLY V. RAY, JR. has been the Company's President, Chief Executive Officer and acting Chief Financial Officer since November 30, 1998 and has served as a Director since December 1, 1998. From October 1, 1998 to November 30, 1998, Mr. Ray was the Company's Executive Vice President of Mergers and Acquisitions and Treasurer. From May 1998 to October 1998 and from January 1997 to June 1997, Mr. Ray served as a consultant to the Company. Mr. Ray served as the Chief Financial Officer of the Company from June 1997 to April 1998. From December 1995 to January 1997 and from April 1997 to July 1997, Mr. Ray was the President of Ten-Ray Utility Construction, Inc., a utility construction company. During a part of that period, he also served as a consultant to Alcatel, a maker of intelligent highway systems. From September 1994 to November 1995, Mr. Ray was the Controller of Tri-Duct, a utility construction company, and served as a consultant Tri-Duct from November 1995 to March 1996. From March

1994 to September 1994, Mr. Ray was the staff manager at Mastec, Inc. a utility construction company and he was assistant to the president at Burnup & Sims, a utility construction company, from January 1993 to March 1994.

FRAZIER L. GAINES was a Director of the Company from August 1992 until March 19, 1999 and has served as President of Able Telcom International, Inc., a wholly owned subsidiary of the Company, since June 1994. Mr. Gaines served as Interim President and Chief Executive Officer of the Company from March 1998 to November 1998. From 1992 to 1994, Mr. Gaines was Chief Operating Officer of the Company. From 1987 to 1992, Mr. Gaines was Vice President of Judycom, Inc. and Judycom Construction Corporation, both of which were located in Lexington, Kentucky, and engaged in fiber optic installation.

JAMES E. BRANDS has served as the Company's Senior Executive Vice President since March 1999. From November 1997 to March 1999, Mr. Brands was the CFO of Wilson Pest Control, Inc., a pest control services company. From July 1997 to November 1997, Mr. Brands served as the Executive Vice President and a Director of KBAS, Inc., an employee leasing company and from February 1997 to July 1997, he was the CFO of Arrow Exterminators, which provides pest control services. From January 1993 to March 1995, Mr. Brands served as Chairman, CEO and a Director of Marquest Medical Products, Inc. (NASDAQ: MMPI), which manufactures disposable products for respiratory, pulmonary and related medical segments and also served as Vice Chairman, CFO and a director of Scherer Healthcare, Inc. (Nasdaq: SCHR), which was involved in disposable medical products, pharmaceutical development and medical waste management. From January 1985 to February 1995, Mr. Brands was the Executive Vice President and a director of RPS Investments, Inc., a private investment company involved in real estate, manufacturing and services companies. Since 1981, Mr. Brands has been the owner of Brands & Co., which provides financial and business consulting services.

MICHAEL ARP became the Company's Financial Vice President in January 1999. From February 1997 through December 1998, Mr. Arp was the group controller of Georgia Electric Company, Transportation Safety Contractors, Inc. and Transportation Safety Contractors of Virginia, Inc. (collectively the "Traffic Management Group"). From January 1994 to February 1997, Mr. Arp was President of American Turf Manufacturing.

EDWARD Z. POLLOCK has been the Company's General Counsel since November 1998. From 1963 to 1998, Mr. Pollock was a sole practitioner at the law firm of Edward
Z. Pollock.

MICHAEL A. SUMMERS has been the Company's Chief Accounting Officer since June 1999. From July 1996 to June 1999, Mr. Summers was a Senior Audit Manager with Arthur Andersen LLP. From May 1995 to July 1996, Mr. Summers served as Financial Reporting Manager for CalEnergy Company, Inc., a publicly traded independent producer of power. From May 1994 to May 1995, Mr. Summers was the Chief Accounting Officer for Mid-America Realty Investments, Inc., a publicly-traded real estate investment trust which owned and managed income-producing commercial real estate, primarily enclosed mall and neighborhood shopping centers. Mr. Summers is a Certified Public Accountant and currently serves as a director and/or a committee member for a variety of not-for-profit organizations.

STACY JENKINS was named President of Adesta Communications in July 1998. From 1990 to July 1998, Mr. Jenkins served as the Senior Vice President, Operations Vice President, Engineering and Estimating; and as Project Manager for the nationally recognized Iowa Communications Network. During this time, he directed operations for more than 40 projects, with a combined value in excess of $300 million, in the United States and abroad.

G. VANCE CARTEE has been the President of Adesta Transportation since January 1999. From June 1998 to December 1998, Mr. Cartee served as a telecommunications consultant, including performing consulting services for the Company. From January 1996 to June 1998, Mr. Cartee was a business unit director for Loral/Lockheed Martin Corp. From March 1993 to January 1996, Mr. Cartee was Vice President and General Manager of Alcatel Contracting, N.A.

J. BARRY HALL has been the President of the Traffic Management Group since October 1996, and now serves as President of the Construction Group. From 1990 to October 1996, Mr. Hall was Vice President of Georgia Electric Company.

RICHARD A. BOYLE has been the President of Patton Management Corp., a subsidiary of the Company since March 1996. From May 1991 to March 1996, Mr. Boyle was Vice President and General Manager of Wright & Lopez, Inc., a telecommunications contractor. From January 1990 to May 1991, Mr. Boyle was Vice President and General Manager of Pressure Concrete Construction Company, a division of South Eastern Public Services Co.

C. FRANK SWARTZ has served as a Director of the Company since August 1998 and as Chairman of the Board since November 30, 1998. Mr. Swartz has been retired since November 1994. For the five (5) years prior to November 1994, Mr. Swartz was employed by GTE as the Director of Internal Support, based in Caracas, Venezuela.

ALEC MCLARTY is the founder of Clarion Resources Communications Corporation ("Clarion") and has served as the Chairman and Chief Executive Officer of Clarion since January 1996. Clarion is a multi-faceted company in the domestic and international telecommunications industry providing services ranging from research and development to international long distance services. In 1987, Mr. McLarty founded Resurgens West, a telecommunications company and served as its President until January 1996.

DR. GERALD PYE has served as a Director of the Company since January 1999. Mr. Pye is a partner with Interfiducia, AG, a European investment firm.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) ("Section 16") of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers, Directors and 10% Shareholders to file reports regarding initial ownership and changes in ownership with the SEC and the Nasdaq Stock Market, Inc. Executive Officers, Directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16 forms they file. The Company's information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished to the Company by the Company's Executive Officers, Directors and 10% Shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership (all of which were inadvertently filed late for each Section 16 individual required to file such Form 5). Form 5 filed in January 2000 for all Section 16 individuals include stock options issued outside the plan and as such are subject to shareholder approval.

It is the intention of the Company's General Counsel to oversee the timely filing of the Section 16 forms.

All other Section 16 forms appear to have been filed in a timely manner other than as to the following individuals who were delinquent in filing certain forms or failed to file certain forms during the fiscal year ended October 31, 1999.

Name Of Individual                     Position                              Late Filing
----------------------------------------------------------------------------------------------------------
Billy V. Ray, Jr.          President, Chief Executive Officer,     Form 5 for fiscal year 1999 filed
                           Acting Chief Financial Officer and      January 21, 2000.
                           Director

Frazier L. Gaines          Former Chief Executive Officer,         Form 5 for fiscal year 1999 filed
                           President - Able Telcom International   January 21, 2000.

James E. Brands            Senior Executive Vice President         Form 5 for fiscal year 1999 filed
                                                                   January 21, 2000.

Michael Arp                Financial Vice President                Form 5 for fiscal year 1999 filed
                                                                   January 21, 2000.

Edward Z. Pollock          General Counsel                         Form 5 for fiscal year 1999 filed
                                                                   January 21, 2000.

Michael A. Summers         Chief Accounting Officer                Form 5 for fiscal year 1999 filed
                                                                   January 21, 2000.

Stacy Jenkins              President - Adesta Communications       Form 5 for fiscal year 1999 filed
                                                                   January 21, 2000.

G. Vance Cartee            President - Adesta Transportation       Form 5 for fiscal year 1999 filed
                                                                   January 21, 2000.

Richard A. Boyle           President - Patton Management           Form 5 for fiscal year 1999 filed
                                                                   January 21, 2000.

C. Frank Swartz            Chairman of the Board of Directors      Form 5 for fiscal year 1999 filed
                                                                   January 21, 2000.

Alec McLarty               Director                                Form 4 for the month of May was
                                                                   filed on Form 5 for fiscal year 1999.
                                                                   Form 5 for fiscal year 1999 filed
                                                                   January 27, 2000.

Gerald Pye                 Director                                Form 5 for fiscal year 1999 has not
                                                                   yet been filed.

Jonathan A. Bratt (1)      Former Director                         Form 5 for fiscal year 1999 filed
                                                                   January 24, 2000.

Thomas M. Davidson (2)     Former Director                         Form 5 for fiscal year 1999 filed
                                                                   January 24, 2000.

------------------------------------------
(1)      Mr. Bratt resigned from the Company's Board of Directors in February
         2000.
(2)      Mr. Davidson resigned from the Company's Board of Directors in January
         2000.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Chief Executive Officer during the 1999 fiscal year, (ii) the other four most highly compensated Executive Officers of the Company who were serving as such at October 31, 1999, and (iii) up to two additional individuals who had served as an Executive Officer of the Company during the 1999 fiscal year but who were not Executive Officers at October 31, 1999, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonus of $100,000 or less for the 1999 fiscal year end. The persons named in this table shall be collectively referred to as the "Named Executive Officers."

                                                                                           Long Term
                                                                                          Compensation
                                                          Annual Compensation                Awards
                                                  ------------------------------------- -----------------
                                                                              Other        Securities
                                                                             Annual        Underlying      All other
               Name and                                                      Compen-      Options(6)/       Compen-
          Principal Position              Year     Salary($)    Bonus($)   sation ($)       SARs (#)       sation ($)
-----------------------------------------------------------------------------------------------------------------------
Billy V. Ray, Jr.(1)                        1999      203,792     200,000       24,000
Chief Executive Officer and                 1998       48,462      40,000                         35,000       110,818
President, Acting Chief Financial           1997       34,615                                                   56,961
Officer and Director

Frazier L. Gaines(2)                        1999      201,138                    2,500
Former Chief Executive Officer,             1998      153,986                                    210,000         4,609
President- Able Telcom International        1997      110,000                                      5,000     1,024,375

Michael Arp (3)                             1999      149,565      30,000       24,000            28,500
Financial Vice President

Stacy Jenkins (4)                           1999      207,304      55,000        4,000
President of Adesta Communications

J. Barry Hall (5)                           1999      240,000     150,000
President - Construction Group              1998      209,173      75,000                         27,500        33,906
                                            1997      161,538

Richard Boyle (7)                           1999      159,000      70,000       19,200            65,000            --
President - Patton Management

         (1) Mr. Ray has served as President and Chief Executive Officer of the Company since December 1, 1998. Prior to that date he had served the Company as its Chief Financial Officer and as Vice President. For 1999, other compensation includes auto allowance of $6,000 and housing allowance of $18,000. In 1998, other compensation included consulting fees in the amount of $92,099, an automobile allowance of $5,400, a housing allowance of $12,600 and health insurance premiums paid on Mr. Ray's behalf of $719. In 1997, other annual compensation includes compensation for consulting services rendered prior to Mr. Ray's appointment in June 1997, as the Company's Chief Financial Officer, and a travel and housing allowance. Subject to shareholder approval, the Board of Directors has approved a grant of 50,000 shares of common stock to the Company's Chief Executive Officer ("CEO") at no cost to him. The Board has also approved the payment by the Company of taxes that will be payable by the CEO with respect to the grant. When and if shareholder approval is received, the Company will recognize compensation expense, the amount of which may be significent, for the fair market value of the shares on the date of shareholder approval and cash paid to tax protect the CEO.

         (2) Mr. Gaines served as the President and Chief Executive Officer of the Company from March 1998 through November 30, 1998. Prior thereto, Mr. Gaines was President of Able Telcom International, Inc. (a position which he continues to hold). For 1999, other compensation includes an auto allowance of $2500. For 1998, other compensation includes an automobile allowance of $4,500 and health insurance premiums paid by the Company on Mr. Gaines behalf in the amount of $109. For 1997, other compensation consists of an automobile allowance, a housing allowance and an amount of $991,375, which represents the difference between the price paid by Mr. Gaines upon the exercise of certain stock options and the fair market value of the underlying Common Stock on the date of exercise.


         (3) Mr. Arp joined the Company in January 1999. In 1999, Mr. Arp's other compensation included a $1,500 monthly housing allowance and a $5,000 auto allowance.

         (4) Mr. Jenkins other compensation includes $4,000 for automobile allowance.

         (5) In 1998, other compensation includes a housing allowance of $24,000, an automobile allowance of $7,800 and contributions to the Company's 401K plan.

         (6) Includes options that have not yet been approved by shareholders.

         (7) Mr. Boyle's other compensation includes a housing allowance of $14,400 plus an automobile allowance of $4,800.


DIRECTOR COMPENSATION

Directors who are not employees of the Company or who do not own 5% or more of any class of the Company's Common Stock (Non-Affiliate Directors) are paid $12,000 annually plus $750 for each committee meeting attended and are reimbursed for expenses associated with Board responsibilities. In addition, pursuant to the Company's 1995 Stock Option Plan, as amended, Non-Affiliate Directors receive one-time automatic grants of options to purchase 5,000 shares of Common Stock having an exercise price equal to the fair market value at the date of grant. In April 1999, the Company granted an option to purchase 10,000 shares of the Company's common stock to all Non-Affiliate Directors. Directors who are also employed by the Company receive no additional fees or remuneration for acting in their capacities as Directors of the Company.

THE ABLE TELCOM HOLDING CORP. 1995 STOCK OPTION PLAN, AS AMENDED

The Company adopted the 1995 Stock Option Plan (the "Plan") pursuant to which 550,000 shares of Common Stock were originally authorized for issuance. In April 1998, the shareholders of the Company approved the amendment of the Plan to increase the number of shares outstanding under the Plan to 1,300,000. The Company intends to amend its registration statement on Form S-8 to register the additional 750,000 shares of Common Stock reserved for issuance under the Plan.

The Company may grant stock options (both Non-qualified Stock Options and Incentive Stock Options, as defined in the Plan) and restricted stock under the Plan to Non-Affiliate Directors (as defined in the Plan), key employees, advisors and consultants (the "Participants"). The Plan also provides for the automatic grant to Non-Affiliate Directors, at such time as an individual becomes a Non-Affiliate Director of the Company, of Non-qualified Stock Options to purchase 5,000 shares of Common Stock at an exercise price per share equal to 100% of the fair market value of the shares on the date of grant.

With respect to the grant of awards under the Plan to persons other than Non-Affiliate Directors, the Board of Directors, or a committee appointed by the Board of Directors (in either case, the "Plan Administrators"), will determine persons to be granted stock options and restricted stock, the amount of stock to be optioned or granted to each such person, and the terms and conditions of any stock options and restricted stock. Both Incentive Stock Options and Non-qualified Stock Options may be granted under the Plan. An Incentive Option is intended to qualify as an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Any Incentive Stock Option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an Incentive Stock Option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date the option is granted. A Non-qualified Stock Option granted under the Plan (i.e., an option to purchase the Common Stock that does not meet the Code's requirements for Incentive Options) shall be as determined by the Plan Administrators.

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

STOCK OPTIONS ISSUED OUTSIDE THE PLAN DURING FISCAL YEARS 1998 AND 1999

During the fiscal year ended October 31, 1998, the Company issued options to purchase an aggregate of 892,000 shares of Common Stock to employees, Officers and Directors of the Company and its subsidiaries at exercise prices ranging from $6.20 to $14.00 per share. On December 31, 1998, all of these options were rescinded. Immediately thereafter, the same number of options were issued on December 31, 1998 at an exercise price of $5.75, which was the average of the ten-day closing market price for the Company's Common Stock for the period from December 16-December 30, 1998. The expiration for the exercise period for these options range from December 31, 2000 to April 24, 2005. Of the 892,000 options granted in the fiscal year ended October 31, 1998, all were immediately vested as of December 31, 1998. During fiscal year 1999 the Company issued options to purchase an aggregate of approximately 1.8 million shares of common stock to employees, consultants and certain individuals who will be participating in an advisory capacity. The expiration and vesting schedules vary from immediate to June 30, 2004. No options were issued at less than market value. ALL OPTIONS ISSUED OUTSIDE THE PLAN ARE SUBJECT TO SHAREHOLDER APPROVAL.

OPTION GRANTS DURING THE FISCAL YEAR ENDED OCTOBER 31, 1999

During the fiscal year ended October 31, 1999, the following options were granted to the following Named Executive Officers, as well as certain other executive officers:

                                                                                       Potential Realizable
                                                                                             Value at
                                  % of Total                                           Assumed Annual Rates
                                   Options                                                of Stock Price
                     Number of    Granted to                  Market                       Appreciation
                    Shares (3)    Employees       Exercise   price on                   for Option Term(2)
                    Underlying    in Fiscal          or       Date of   Expiration --------------------------
       Name         Options(#)  Year ($/Sh)(1)   Base Price    Grant       Date        5% ($)     10% ($)
------------------- ------------ ------------- ----------- ---------- ------------ --------------------------
Billy V. Ray, Jr.        50,000           .19       6.375      6.375     05/07/03      69,000     138,000
                         10,000          .004        5.75       5.75     12/31/00       5,750      11,500
                        100,000          .038        5.75       5.75     12/31/01      57,500     115,000

Frazier Gaines               --            --          --         --           --          --          --

Michael Arp              40,000           .15        5.75       5.75     12/31/00      34,500      69,000
                         25,000           .09       6.375      6.375     05/07/03      23,905      47,813

Edward Z. Pollock        40,000           .15        5.75       5.75     12/31/00      34,500      69,000
                         25,000           .09       6.375      6.375     05/07/03      23,905      47,813

Stacy Jenkins           100,000          .038        5.75       5.75     12/31/00      57,500     111,500
                         25,000           .09       6.375      6.375     05/07/03      23,905     47, 813

J. Barry Hall                --            --          --         --           --          --          --

James E. Brands         100,000          .038       6.375      6.375     04/30/02      95,620     191,250

G. Vance Cartee          40,000           .15        5.75       5.75     12/31/01      34,500      69,000
                         25,000           .09       6.375      6.375     05/07/03      23,905      47,813
                         35,000           .10        9.94       9.94     07/26/02      52,185     104,370

Michael Summers          40,000           .15       7.625      7.625     06/01/03      47,750      91,500

Richard Boyle            65,000           .24       6.375      6.375     05/07/01      62,156     124,313

          (1) On December 31, 1998, in an effort to clear up a large number of ambiguities in the minutes of Board of Director meetings and in order to maintain compliance with various debtor documents as well as to keep the Company in substantial compliance with certain rules of the Securities and Exchange Commission and Nasdaq the Board of Directors rescinded all of the above options grants and reissued new options in the amounts set forth above at the then fair market value, as defined in the Plan, per share on December 31, 1998, which was $5.75.

          (2) The potential realizable values are based upon assumed 5 percent and 10 percent annualized stock price growth rates and are not intended to forecast future price appreciation of the Company's Common Stock. Actual gains, if any, on stock option exercises will depend on the amount, if any, by which the fair market value exceeds the option exercise price on the date the option is exercised. There is no assurance that the amounts reflected in this table will be achieved.

          (3) All of the options granted to officers, directors and consultants during the past fiscal year are subject to shareholder approval. The Proxy Statement for the next meeting of Company shareholders will contain a proposal regarding all said options.

OPTION EXERCISES AND PERIOD-END VALUES

The following table provides information on options exercised in the fiscal year ended October 31, 1999 by the persons named in the "Summary Compensation Table" above, the number of unexercised options each of them held at October 31, 1999 and the value of the unexercised "in-the-money" options each of them held as of that date.

                                                            Number of Securities          Value of Unexercised
                                                                 Underlying               In-the-Money Options
                             Shares                       Options/at FY End(#)(1)            at FY-End ($)
                          Acquired on         Value             Exercisable/                  Exercisable/
         Name             Exercise (#)     Realized($)         Unexercisable                Unexercisable(2)
---------------------------------------------------------------------------------------------------------------------
Billy V. Ray                   --              --             127,000/33,000                378,080/80,520


Frazier Gaines                 --              --              80,000/80,000                244,800/244,800


Michael Arp                    --              --              18,000/16,500                 50,100/40,260


Stacy Jenkins                  --              --             100,000/100,000               306,000/306,000

J. Barry Hall                  --              --                    --                            --

Rick Boyle                     --              --              65,000/65,000                158,125/158,125

         (1) On December 31, 1998, in an effort to clear up a large number of ambiguities in the minutes of Board of Director meetings and in order to maintain compliance with various debtor documents as well as to keep the Company in substantial compliance with certain rules of the Securities and Exchange Commission and Nasdaq, the Board of Directors rescinded all of the above options grants and reissued new options in the amounts set forth above at the then fair market value, as defined in the Plan, per share on December 31, 1998, which was $5.75.

         (2) For those options, which were "In-the-Money" at October 31, 1999, the valuation is based on the closing price of the common stock of Able Telcom Holding Corp. of $ 8.81.

EMPLOYMENT AND CONSULTING AGREEMENTS

BILLY V. RAY, JR., President, Chief Executive Officer and Acting Chief Financial Officer and Director, is party to an employment agreement, dated December 1, 1998 with the Company (the "Ray Employment Agreement"). The Ray Employment Agreement terminates on November 30, 2000, and provides that Mr. Ray is to be paid a salary of $180,000 per year, plus a housing allowance of $1,500 per month and an automobile allowance of $500 per month, as well as health insurance and other benefits. The Ray Employment Agreement may be extended for an additional two-year period. The Ray Employment Agreement also contains a covenant by Mr. Ray not to compete with the Company for a period of three years following termination of his employment. The Ray Employment Agreement also provides that if Mr. Ray's employment is terminated with cause, Mr. Ray will be entitled to 90 days prior notice. However, should Mr. Ray's employment be terminated without cause, Mr. Ray will be paid out the remainder of his contract, or for 90 days, whichever is greater. In addition, the Ray Employment Agreement provides for the grant of 100,000 options to purchase 100,000 shares of Common Stock, as approved by the Company's Board of Directors, which vested immediately. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 100,000 shares through December 31, 2001 at an exercise price of $5.75 per share. Effective May 7, 1999, Mr. Ray's base salary increased to $240,000 per year, and he was granted options to purchase 50,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Ray commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Ray no longer is an employee and/or serves as a Director of the Company. In December 1999, Mr. Ray was granted an additional salary increase to $350,000.

FRAZIER L. GAINES, President of Able Telcom International, Inc., is party to an employment agreement, dated November 12, 1998 with the Company (the "Gaines Employment Agreement"). The Gaines Employment Agreement terminates on November 11, 2001, may be extended for one additional year, allows for a consulting agreement to be signed at the end of the initial three year term, and provides that Mr. Gaines is to be paid a salary of $200,000 per year, plus health and life insurance and a monthly automobile allowance of $500. The Gaines Employment Agreement also provides that the Company will pay all health and life insurance benefits plus $60,000 per year for the number of years equal to Mr. Gaines' years of service and will be payable beginning at Mr. Gaines' termination date. The Gaines Employment Agreement also contains a covenant by Mr. Gaines not to compete with the Company for a period of three years following termination of his employment. The Gaines Employment Agreement also provides that if Mr. Gaines' employment is terminated with cause Mr. Gaines will be entitled to 30 days prior notice. However, should Mr. Gaines' employment be terminated without cause, Mr. Gaines will be paid one-year's severance plus regular Company health and insurance benefits. $100,000 of this amount would be payable immediately upon termination with the remainder of the $100,000 payable within 45 days from termination. In addition, the Gaines Employment Agreement provides for the grant of options to purchase 100,000 shares of Common Stock, subject to approval by the Company's Board of Directors, which vest over a three year period, or immediately upon either a change in control or ownership of the Company. To date, these options have not been approved by the Company's Board of Directors.

JAMES E. BRANDS, Senior Executive Vice President, is party to a consulting and employment agreement, dated March 15, 1999 with the Company (the "Brands Employment Agreement"). The Brands Employment Agreement terminates on April 5, 2001, which may be extended for an additional one-year period. The Brands Employment Agreement provides that Mr. Brands was paid (i) a consulting fee of $20,000 for the period commencing March 15, 1999 and ending May 15, 1999, and
(ii) a salary of (A) $5,750 for the period between April 2, 1999 to April 30, 1999, (B) $2,500 for the period between May 1, 1999 to May 31, 1999 and (C) $12,500 per month from June 1, 1999 through May 31, 2000; provided that if another executive or management employee other than a CEO is hired during the initial term of the Brands Employment Agreement at a rate of more than $12,500 per month, Mr. Brands' monthly rate shall immediately become the same as such employee. Mr. Brands is also entitled to an automobile allowance of $500 per month or at the Company's option, the Company may provide Mr. Brands with a late model Lincoln Town Car and reimbursement of its operating costs, a housing allowance of $1,500 per month effective August 1, 1999 (and during April 2, 1999 to July 31, 1999, Mr. Brands will be reimbursed for actual expenses incurred), plus health and life insurance benefits. However, no housing allowance was paid to Mr. Brands. In addition, the Brands Employment Agreement provides for the grant of options to purchase 100,000 shares of Common Stock at $6.375 per share, of which 75,000 vested as of April 5, 1999 and 25,000 will vest on June 21, 2000 (which options are subject to divestiture if Mr. Brands is not a Company employee on April 5, 2000). In the event of a change of control or ownership of the Company, the options will vest immediately. The exercise period terminates two years from each vesting date. Mr. Brands was granted a salary increase to $175,000 as of January 1, 2000.

MICHAEL ARP, Financial Vice President, is party to an employment agreement, dated January 1, 1999 with the Company (the "Arp Employment Agreement"). The Arp Employment Agreement terminates on December 31, 2000, and provides that Mr. Arp is to be paid a salary of $12,500 per month, an automobile allowance of $500 per month, and a housing allowance of $1,000 per month, plus health and life insurance benefits. The Arp Employment Agreement also provides that if Mr. Arp's employment is terminated with cause that Mr. Arp will be entitled to 90 days prior notice. However, should Mr. Arp's employment be terminated without cause, Mr. Arp will be paid out the remainder of the term of the Arp Employment Agreement. In addition, the Arp Employment Agreement provides for the grant of options to purchase 40,000 shares of Common Stock, as approved by the Company's Board of Directors, of which 20,000 vested as of January 1, 1999, 10,000 vest as of December 31, 1999 and 10,000 vest as of December 31, 2000, or immediately upon either a change in control or ownership of the Company. These options terminate on December 31, 2001. Effective May 7, 1999, Mr. Arp was granted options to purchase 25,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Arp commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Arp is no longer an employee of the Company. Mr. Arp was granted a salary increase to $175,000 on January 1, 2000.

EDWARD POLLOCK, General Counsel, is party to an employment agreement, dated January 1, 1999 with the Company (the "Pollock Employment Agreement"). The Pollock Employment Agreement terminates on December 31, 2000 and provides that Mr. Pollock is to be paid an initial salary of $10,000 per month for the period from January 1, 1999 to June 30, 1999, increased to $11,000 per month for the period from July 1, 1999 to December 31, 1999, increased to $12,000 monthly for the period from January 1, 2000 to June 30, 2000, and increased to $12,500 monthly for the period from July 1, 2000 to December 31, 2000. In addition, the Pollock Employment Agreement provides an automobile allowance of $300 per month, plus health insurance and other benefits. The Pollock Employment Agreement may be extended for an additional two-year period. The Pollock Employment Agreement also contains a covenant by Mr. Pollock not to compete with the Company for a period of three years following termination of his employment. The Pollock Employment Agreement also provides that if Mr. Pollock's employment is terminated with cause, Mr. Pollock will be entitled to 90 days prior notice. However, should Mr. Pollock's employment be terminated without cause, Mr. Pollock will be paid out the remainder of his contract. In addition, the Pollock Employment Agreement provides for the grant of options to purchase 40,000 shares of Common Stock, as approved by the Company's Board of Directors, which vest over a three year period (20,000 options vested on January 1, 1999, 10,000 options will vest on January 1, 2000 and 10,000 options will vest on January 2,
2001), unless there is a change in control or ownership of the Company. Effective May 7, 1999, Mr. Pollock's salary increased to $150,000 per year and he was granted options to purchase 25,000 shares at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Pollock commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Pollock no longer is an employee of the Company.

MICHAEL A. SUMMERS, Chief Accounting Officer, is party to an employment agreement, dated May 31, 1999 with the Company (the "Summers Employment Agreement"). The Summers Employment Agreement terminates on May 31, 2001, and provides that Mr. Summers is to be paid a salary of $130,000 per year, plus health insurance and other benefits. The Summers Employment Agreement also contains a covenant by Mr. Summers that upon termination of his employment, he will not interfere with or disrupt any of the Company's business relationships nor will Mr. Summers solicit any employees for a period of two years following termination. The Summers Employment Agreement also provides that if Mr. Summers' employment is terminated with cause that Mr. Summers will be entitled to 90 days prior notice. However, should Mr. Summers' employment be terminated without cause, Mr. Summers will be paid out the remainder of his annual contract salary, or for 180 days, whichever is greater. In addition, the Summers Employment Agreement provides for the grant of options to purchase 40,000 shares of Common Stock, as approved by the Company's Board of Directors, of which 15,000 options vested on June 1, 1999, 15,000 options will vest on June 1, 2000 and the remaining 10,000 options will vest on June 1, 2001; provided that upon a change in control or ownership of the Company, the options will all vest immediately. The exercise price of Mr. Summers' options is $7.625 per share. Mr. Summers was granted a salary increase to $150,000 on January 1, 2000.

STACY JENKINS, President of Adesta Communications, is party to an employment agreement, dated July 16, 1998 with the Company (the "Jenkins Employment Agreement"). The Jenkins Employment Agreement terminates on July 15, 2001, and provides that Mr. Jenkins is to be paid a salary of $200,000 per year, an automobile allowance of $500 per month, plus health insurance and other benefits. The Jenkins Employment Agreement also contains a covenant by Mr. Jenkins not to compete with the Company for a period of two years following termination of his employment. The Jenkins Employment Agreement also provides that if Mr. Jenkins' employment is terminated with cause that Mr. Jenkins will be entitled to 30 days prior notice. However, should Mr. Jenkins' employment be terminated without cause, Mr. Jenkins will be paid out the remainder of his annual salary contract rate, or for 90 days, whichever is greater. In addition, the Jenkins Employment Agreement provides for the grant of options to purchase 100,000 shares of Common Stock, as approved by the Company's Board of Directors, which vest after one year of employment, or immediately upon either a change in control or ownership of the Company or if Mr. Jenkins is terminated without cause. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 100,000 shares at $5.75 per share through December 31, 2000 or 90 days after termination of employment, whichever is earlier. Effective May 7, 1999, Mr. Jenkins' base salary increased to $216,000 per year and he was granted options to purchase 25,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Jenkins commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Jenkins no longer is an employee of the Company. Mr. Jenkins was granted a salary increase to $240,000 effective January 1, 2000.

G. VANCE CARTEE, President of Adesta Transportation, is party to an employment agreement, dated January 4, 1999 with the Company (the "Cartee Employment Agreement"). The Cartee Employment Agreement terminates on January 2, 2001, and provides that Mr. Cartee is to be paid a salary of $150,000 per year, plus insurance and other benefits. The Cartee Employment Agreement also contains a covenant by Mr. Cartee not to compete with the Company for a period of one-year following termination of his employment. The Cartee Employment Agreement also provides that if Mr. Cartee's employment is terminated with cause that Mr. Cartee will be entitled to 90 days prior notice. However, should Mr. Cartee's employment be terminated without cause, Mr. Cartee will be paid out the remainder of his contract, or for 180 days, whichever is greater. In addition, the Cartee Employment Agreement provides for the grant of options to purchase 40,000 shares of Common Stock, as approved by the Company's Board of Directors, which vest on the earlier of January 1, 2000, or immediately upon either a change in control or ownership of the Company or at such time as Mr. Cartee's employment is terminated without cause. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 40,000 shares at $5.75 per share, all of which are fully vested, through December 31, 2001. Effective May 7, 1999, Mr. Cartee's base salary increased to $162,000 per year and he was also granted options to purchase 25,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Cartee commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Cartee no longer is an employee of the Company. Mr. Cartee was granted a salary increase to $182,000 effective January 1, 2000.

J. BARRY HALL, President of the Construction Group, which includes Transportation Safety Contractors, Inc. ("TSCI"), is party to an employment agreement dated October 12, 1996 with TSCI (the "Hall Employment Agreement"). The Hall Employment Agreement terminates on October 11, 2001, and provides that Mr. Hall is to be paid a salary of $150,000 per year, plus insurance and other benefits. The Hall Employment Agreement also contains a covenant by Mr. Hall not to compete with the Company for a period of two years following termination of his employment, unless the Company terminates the Hall Employment Agreement for cause or if Mr. Hall terminates the agreement with good reason, in which case the non-competition period will terminate after six (6) months (which period may be extended by the Company up to one year in exchange for additional compensation). Effective May 7, 1999, Mr. Hall received a cash bonus of $100,000, based upon compensation that has been assigned to Mr. Hall from Gerry Hall, a former Chief Executive Officer of the Company currently under contract, and Mr. J. Barry Hall's brother.

RICHARD A. BOYLE, President of the Patton Management Group, is party to an employment agreement, dated April 1, 1998 with the Company (the "Boyle Employment Agreement"). The Boyle Employment Agreement terminates on March 31, 2000, and provides that Mr. Boyle is to be paid a salary of $159,000 per year, plus insurance and other benefits. The Boyle Employment Agreement also contains a covenant by Mr. Boyle not to compete with the Company for a period of two years following termination of his employment. Also, pursuant to the terms of the Patton Management Corporation acquisition documents, Mr. Boyle's non-competition agreement has been extended for one additional year. The Boyle Employment Agreement also provides that if Mr. Boyle is terminated with cause that Mr. Boyle will not be entitled to any notice. Effective May 7, 1999, Mr. Boyle was granted options to purchase 65,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Boyle commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Boyle is no longer an employee of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year ended October 31, 1999, compensation for the Company's Executive Officers was determined by the Company's Compensation Committee, consisting of Messrs. C. Frank Swartz, Alec McLarty and Billy V. Ray. Mr. Swartz is Chairman of the Committee and he and Alec McLarty are the two non-employee members of the Compensation Committee. In addition to being a Director of Able, Mr. Ray is the Chief Executive Officer, President and Acting Chief Financial Officer of the Company. Mr. Ray excused himself from all discussions and abstained from voting on any issues relating to the compensation and bonuses to be paid to Mr. Ray as Chief Executive Officer.

In April 1998, the Company engaged Washington Equity Partners ("WEP") as an advisor in connection with the MFSNT Acquisition, including the financing thereof. At the time of the engagement, Mr. Thomas M. Davidson, a member of the Company's Board of Directors and a former member of the Compensation Committee who resigned as a Director in January 2000, was Managing Director of WEP. In connection with the engagement, the Company agreed to pay WEP a fee if the Company consummated the financing of the MFSNT Acquisition through an investor contacted by WEP. Such fee equals 2% of the gross proceeds of any senior indebtedness issued by the Company, 3% of the gross proceeds of any subordinated indebtedness issued by the Company, and 4% of the gross proceeds of any equity securities issued by the Company. In addition, the Company agreed to pay WEP, upon the consummation of the MFSNT Acquisition, a fee of 2% of the aggregate purchase price paid by the Company for this acquisition up to $50 million, and 1-1/2% of the aggregate purchase price in excess of $50 million. Able also committed to reimburse WEP for its reasonable travel and out-of-pocket expenses (up to a maximum of $20,000 without prior approval) incurred in connection with its engagement. Under the agreement, the Company agreed indemnify WEP and its permitted assigns against all losses and expenses, including reasonable counsel fees and expenses, arising out of the MFSNT Acquisition or the financing, except any losses or expenses found in a final judgment by a court of competent jurisdiction to have resulted from WEP's bad faith, gross negligence or breach of its agreement with the Company. Mr. Davidson subsequently left his position as Managing Director of WEP in April 1998 and WEP assigned its rights in the agreement to Mr. Davidson, who became a Director of the Company in June 1998. On October 21, 1998, Mr. Davidson and the Company executed a letter agreement pursuant to which the Company agreed to pay Mr. Davidson $1,332,000 in satisfaction of amounts owing under the agreement with WEP with respect to the MFSNT Acquisition and the related financing. During the 1999 fiscal year, Mr. Davidson was paid $350,000 and on April 30, 1999, Mr. Davidson converted the remaining amount due totaling $828,000 to 118,286 shares of common stock at the then market price of $7.00 per share.

REPORT ON EXECUTIVE COMPENSATION

During the fiscal year ended October 31, 1999, the Compensation Committee was responsible for setting and approving the salaries, bonuses and other compensation for the Company's Executive Officers, establishing compensation programs, and determining the amounts and conditions of all grants of awards under the Plan.

COMPENSATION OBJECTIVES. The Compensation Committee believes that the objectives of executive compensation are to attract, motivate and retain highly qualified executives, to align the interests of these executives with those of the Shareholders and to motivate Company executives to increase shareholder value by improving corporate performance and profitability. To meet these objectives, the Board of Directors seeks to provide competitive salary levels and compensation incentives that attract and retain qualified executives, to recognize individual performance and achievements, as well as performance of the Company relative to its peers and to encourage ownership of Company stock.

EXECUTIVE SALARIES. Base salaries for executives are determined initially by evaluating the responsibilities of the position, the experience of the individual, internal comparability considerations, as appropriate, the competition in the marketplace for management talent and the compensation practices among public companies the size of, or in businesses similar to, the Company. Salary adjustments are determined and normally made at twelve-month intervals.

ANNUAL BONUSES. The Company has historically paid bonuses to executives whom the Board of Directors determines have contributed materially to the Company's success during the most recently completed fiscal year. The bonuses are intended to enable the Company's executives to participate in the Company's success, as well as provide incentives for future performance. Bonus compensation has typically been determined as a percentage of the executive's salary based upon the pre-tax net income of the Company as a whole or the subsidiary, which employs the executive.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. The compensation of Billy V. Ray, President and Chief Executive Officer of the Company, was adjusted during the year to better reflect the accomplishments of Mr. Ray. The increases were based upon arm-length negotiations between Mr. Ray and the remaining members of the Board of Directors. In agreeing to increase Mr. Ray's compensation, the Board of Directors sought to provide an appropriate incentive to Mr. Ray. The Board of Directors believes that Mr. Ray's salary was appropriate for the chief executive officer of a public company the size of the Company. See "Summary Compensation Table" for information concerning Mr. Ray's compensation. The Board of Directors approved the payment of a bonus to Mr. Ray of $200,000, based upon the Company's operating results and strategic accomplishments during fiscal year 1999. Mr. Ray did not participate nor did he vote on any issues relating to his compensation.

Frazier Gaines served as the Chief Executive Officer of the Company from March 1998 through November 1998 (excluding August 19-31, 1998) when he resigned to direct his energies into Able Telcom International. During the fiscal year ended October 31, 1999, Mr. Gaines was paid $ 15,000 as Chief Executive Officer for the period of November 1 to November 30, 1998 thereupon Mr. Gaines resumed his position as President of Able Telcom International. Mr. Gaines received other compensation that is more fully presented in the "Summary of Compensation" above.

STOCK OPTIONS. The Board of Directors may grant to certain employees of the Company long-term incentives consisting of non-qualified stock options and incentive stock options and stock options outside the plan. In order to vary the types of awards that may be offered, the Board of Directors approved the Plan Amendments, which will increase the number of shares of stock available for grant under the Stock Option Plan and will allow for the grant of shares of Common Stock subject to restrictions. During fiscal year 1999, the Board of Directors approved grants of stock options to all Executive Officers. See "Executive Compensation--Option Grants During the Fiscal Year Ended October 31, 1999".

                                                Respectfully Submitted,

                                                C. Frank Swartz, Chairman
                                                Alec McLarty
                                                Billy V. Ray

STOCK PERFORMANCE

The following performance graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of the companies in the Standard and Poor's 500 index, the Nasdaq Telecommunications Stocks Index and a self-determined peer group consisting of Advanced Communications Systems, Inc., AmeriLink Corp.; ANTEC Corporation; C-Cor Electronics, Inc.; Comtech Telecommunications Corp.; Dycom Industries, Inc.; Eltrax Systems, Inc.; Internet Communications Corp.; IPC Information Systems, Inc.; IWL Communications, Inc.; Lockheed Martin; MasTec, Inc.; NumereX Corp.; Porta Systems Corp.; Tollgrade Communications Corp.; View Tech, Inc.; and World Access, Inc. The cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on October 31, 1994 and assuming dividend reinvestment. No dividends have been paid on the Common Stock.

  COMPARISON OF THE 12-MONTH CUMULATIVE TOTAL RETURN AMONG ABLE TELCOM HOLDING
      CORP., THE S&P 500 INDEX, SELF-DETERMINED PEER GROUPS AND THE NASDAQ
                        TELECOMMUNICATIONS STOCKS INDEX

                                        1994         1995        1996         1997         1998         1999
-----------------------------------------------------------------------------------------------------------------
Able Telcom Holding Corp.                100          75          120          110          100          125

Peer Group                               100         145          200          220          250          130

S&P 500                                  100         125          155          205          250          320

Nasdaq Telecommunications                100         110          120          175          235          430

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of January 31, 2000, the Common Stock owned beneficially by (i) Each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Directors and Executive Officers listed have sole voting and investment power over his or her shares. As of February 4, 2000, there were 15,341,053 shares of Common Stock issued and outstanding and approximately 413 holders of record.

                                                                                                Shares          Percentage
                                                                                             Beneficially      Beneficially
               Name (1)                                    Current Title                      Owned (9)            Owned
-------------------------------------------------------------------------------------------------------------------------------
Billy V. Ray, Jr. (2)                    President, Chief Executive Officer and Acting         160,000              1%
                                         Chief Financial Officer, Director

Frazier L. Gaines (3)                    Former Chief Executive Officer, President -           208,000             1.3%
                                         Able Telcom International

James E. Brands (2)                      Senior Executive Vice President                       100,000               *

Michael Arp (4)                          Financial Vice President                               48,250               *

Edward Z. Pollock(2)                     General Counsel                                        38,500               *

Michael A. Summers (2)                   Chief Accounting Officer                               15,000               *

Stacy Jenkins (5)                        President - Adesta Communications                     125,000               *

G. Vance Cartee (2)                      President - Adesta Transportation                     100,000               *

Richard A. Boyle (2)                     President - Patton Management Corp.                    65,000               *

C. Frank Swartz (2)                      Chairman of the Board of Directors                     30,000               *

Alec McLarty (6)                         Director                                               11,610               *

Gerald Pye                               Director                                                 --                --

All Directors and Executive Officers
as a Group (12 Persons)                                                                        901,360             5.8%

Gideon D. Taylor (7)                     Former Director and Officer                           946,638             6.1%

WorldCom (8)                                                                                 3,050,000            19.8%

         *       Less than 1%.

         (1) The address for each of Able's Directors and Executive Officers is 1000 Holcomb Woods Parkway, Suite 440, Roswell, Georgia 30076.

         (2) These represent stock options that are immediately exercisable.

         (3) Includes 80,000 shares underlying stock options, which are immediately exercisable, and 128,000 shares held in a trust controlled by Mr. Gaines. These do not include an aggregate of 9,000 shares held by Mr. Gaines as trustee to four minor children and for which Mr. Gaines disclaims any beneficial ownership.

         (4) Includes 18,250 shares underlying options, which are immediately exercisable, and 30,000 shares owned by Mr. Arp.

         (5) Includes 100,000 shares underlying options, which are immediately exercisable, and 25,000 shares owned by Mr. Jenkins.


         (6) Includes 10,000 shares underlying options, which are immediately exercisable, and 1,610 owned by Mr. McLarty's wife.

         (7) These include (i) 21,619 shares owned by Mr. Taylor's wife, and (ii) 220,000 shares underlying stock options, which are immediately exercisable. Mr. Taylor's address is 265 Harper Road, Dry Fork, VA 24549.

         (8) These shares were issued to WorldCom by converting debt into 3,050,000 shares at $8.375 per share on January 13, 2000. WorldCom's address is 515 East Amite St., Jackson, MS 39201.

         (9) All of the options granted to Officers, Directors and Consultants during the past fiscal year are subject to shareholder approval. The Proxy Statement will contain a proposal regarding all said options.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On October 12, 1996, the Company acquired all of the issued and outstanding capital stock of Georgia Electric Company ("GEC"), which prior to the acquisition was owned equally by Gerry W. and J. Barry Hall (collectively, the "Halls"). Following the acquisition, Gerry Hall was elected to the board of directors of the Company, and on June 12, 1997, was elected President and Chief Executive Officer of the Company. Gerry Hall resigned as President, Chief Executive Officer and a director of the Company on March 2, 1998. The purchase price for the GEC acquisition was $3 million in cash, plus the issuance at the end of each of the next five fiscal years of a number of shares of Common Stock to be determined pursuant to a formula contained in the acquisition agreement by dividing a dollar figure derived from GEC's actual pre-tax profits and operating margins compared with target profits and margins for each such fiscal year by a discounted per share price. In the event that GEC is sold by the Company prior to the end of fiscal year 2001, the Company is obligated to issue to Gerry Hall and Barry Hall a number of shares of Common Stock having a market value (as determined in accordance with the contract) of $1 million for each year that earn-out consideration remains payable. The GEC acquisition agreement was amended in February 1998 to increase the percentage discount applicable to the price of the Common Stock for purposes of determining the number of shares to be issued with respect to each fiscal year and to limit the total market value of the shares of Common Stock which could be issued under the agreement. The shares issued to the Halls for fiscal year 1998 totaled 508,398.

The Company entered into a consulting agreement with Tyler Dixon dated January 1, 1999 and effective as of April 1, 1999, whereby Mr. Dixon will serve as legal consultant to the Company, will provide the Company with a minimum of 80 hours of legal services per month commencing April 1, 1999 and continuing through May 31, 2000, and will be compensated at a rate of $16,000 per month. Mr. Dixon also received options to purchase 40,000 shares of Common Stock at $6.375 per share, which exercise period commenced on April 1, 1999 and will terminate two years from the expiration of the consulting agreement or any extensions or renewals thereof (whichever occurs last). Mr. Dixon is a partner in the law firm of Raiford, Dixon & Thackston, LLP, which, during fiscal 1999 and 1998, received approximately $0.3 million and $0.1 million in legal fees from the Company. Mr. Dixon was also the sole officer, director and shareholder of Cotton Communications, Inc. ("Cotton").

On February 17, 1999, in order to facilitate the purchase of (i) 2,785 shares of Series B Preferred Stock, par value $.001 from the Palladin Group and the RoseGlen Group acquired in connection with the Series B Offering, and (ii) the outstanding $10.0 million principal amount of Senior Notes, the Company advanced Cotton approximately $32.0 million ("Company Advance"), which advance accrues interest at 11.5% and matures on November 30, 2000. Immediately thereafter, Cotton purchased 2,785 shares of Series B Preferred Stock (1,425 shares from the RoseGlen Group for $11.0 million and 1,360 shares from the Palladin Group for $7.85 million), as well as the Senior Notes.

On March 22, 1999, the Company entered into a termination agreement with Cotton whereby the Company redeemed the Senior Notes held by Cotton, as well as the 2,785 shares of Series B Preferred Stock from Cotton in exchange for the cancellation of the Company Advance made to Cotton on February 17, 1999. The Company also assumed Cotton's obligation to acquire 630,000 of the Series B Warrants at a price of $3.00 per Series B Warrant. The Senior Notes have since been canceled and the 2,785 shares of Series B Preferred Stock have been retired. Additionally, the 630,000 Series B Warrants were purchased by the Company and retired.

See also "Compensation Committee Interlocks and Insider Participation" regarding certain related party transactions between the Company, members of the Compensation Committee and with Mr. Thomas Davidson, a former Director of the Company.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         (a)      1.     The following consolidated financial statements of Able
                  Telcom Holding Corp. and its Organizational Groups are included as part of this report.

Reports of Independent Public Accountants on the Consolidated Financial
Statements:

         Consolidated Balance Sheets - October 31, 1999 and 1998
         Consolidated Statements of Operations - Years ended October 31, 1999, 1998 and 1997
         Consolidated Statements of Shareholders' Equity - Years ended October 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows - Years ended October 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

(a)               2.     The financial statement schedule for the years ended
                  October 31, 1999, 1998 and 1997 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of the Company.

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

2.5.7 Modification to Stock Option Agreement between the Company and WorldCom, Inc. dated January 8, 1999 (12)

2.5.8 Agreement to Enter into Stock Appreciation Rights Agreement between the Company and WorldCom, Inc. dated January 8, 1999
                  (12)

2.5.9             Financing Agreement between WorldCom Network Services, Inc.
                  and Able Telcom Holding Corp. dated February 16, 1999 (12)

2.5.9.1 Amendment and Restatement of Financing Agreement by and between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated April 1, 1999. (17)

2.5.10 Agreement dated March 15, 1999 by and between Able Telcom Holding Corp. and WorldCom Network Services, Inc. (17)

2.5.14 Letter Agreement dated January 11, 2000 related to WorldCom Conversion of Certain Debt into Equity

2.6 Teaming Agreement dated July 7, 1999 by and between Able Telcom Holding Corp. and 186K.Net, Co.

2.7 Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999.

2.7.1 Schedule 2.6(a)-SASCO relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999.

2.7.2 Schedule 2.6(a)-SES relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999.

2.7.3 Stock Purchase Agreement by and among Able Telcom Holding Corp., Southern Aluminum & Steel Corporation and the Shareholders dated November 5, 1999.

2.7.4 Registration Rights Agreement associated with the Stock Purchase Agreement by and among Able Telcom Holding Corp., Southern Aluminum & Steel Corporation and the Shareholders dated November 5, 1999.

2.7.5             Employment Agreement with Donald G. Garner dated November 5,
                  1999.

2.7.5.1           Non-Competition Agreement with Donald G. Garner dated November
                  5, 1999.

2.7.6             Employment Agreement with C. Michael Hoover dated November 5,
                  1999.

2.7.6.1           Non-Competition Agreement with C. Michael Hoover dated
                  November 5, 1999.

2.7.7             Employment Agreement with Jesse R. Joyner dated November 5,
                  1999.

2.7.7.1           Non-Competition with Jesse R. Joyner dated November 5, 1999.

3.1 Articles of Incorporation of Able Telcom Holding Corp., as amended (3) (4)

3.1.1 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. (13)

3.1.2 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. dated January 25, 2000.

3.2               Bylaws of Able Telcom Holding Corp., as amended (3)

4.2               Specimen Common Stock Certificate (3)

4.3               Specimen Series A Preferred Stock Certificate (6)

4.3.1             Specimen Series B Preferred Stock Certificate

4.3.2             Specimen Series C Preferred Stock Certificate

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

4.15 Securities Purchase Agreement by and between the Sellers (as defined) and Cotton Communications, Inc. dated February 17, 1999 (12)

4.15.1 Letter Agreement dated February 17, 1999 from Cotton Communications, Inc. to John Hancock Mutual Life Insurance Company.

4.15.2 Letter Agreement dated February 17, 1999 from Cotton Communications, Inc. to Able Telcom Holding Corp.

4.15.3 Termination Agreement dated March 22, 1999 by and between Able Telcom Holding Corp. and Cotton Communication, Inc.

4.16 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the Palladin Group dated February 4, 2000.

4.16.3 Letter Agreement dated February 17, 1999 from the Palladin Group to Able Telcom Holding Corp.

4.16.4 Letter dated March 19, 1999 from Able Telcom Holding Corp. to the Palladin Group associated with the termination of Financing Agreement dated February 17, 1999.

4.17 Form of First Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group

4.18 Form of Second Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group

4.19 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the RoseGlen Group dated February 4, 2000.

4.20 Form of Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the RoseGlen Group

4.21 Registration Rights Agreement associated with Series B Convertible Preferred Stock Exchange Agreement

4.22              Series C Convertible Preferred Stock Purchase Agreement

4.23 Form of Common Stock Purchase Warrants in connection with Series C Convertible Preferred Stock Purchase Agreement

4.24 Registration Rights Agreement associated with Series C Convertible Preferred Stock Purchase Agreement

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

10.32 Amendment to June 11, 1998 Credit Agreement among Able Telcom Holding Corp. NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dated as of June 30, 1998 (13)

10.32.1 Amendment and Amended and Restated Limited Waiver to June 11, 1998 Credit Agreement among Able Telcom Holding Corp., NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dated as of June 30, 1998 (16)

10.33             Employment Agreement with Billy V Ray, Jr., dated October 1,
                  1998 (12)

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

10.37             Employment Agreement with Edward Pollock, dated January 1,
                  1999 (12)

10.38             Employment Agreement with Frazier L. Gaines, dated November
                  12, 1998 (12)

10.40             Employment Agreement with Rick Boyle, dated April 1, 1998 (12)

10.41 Financing Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (without exhibits) (12)

10.41.1 Termination Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated March 22, 1999 (14)

10.42 11.5% Non-Recourse Promissory Note between Cotton Communications, Inc. and Able Telcom Holding Corp. dated February 17, 1999 (12)

10.43 Stock Pledge Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (12)

10.44             Employment Agreement with Michael Arp, dated January 1, 1999
                  (14)

10.45             Consulting Agreement and Employment Agreement with James E.
                  Brands, dated March 15, 1999 (14)

10.46             Employment Agreement with Michael Summers, dated May 31, 1999.
                  (17)

11                Computation of Per Share Earnings (7)

16.1              Letter regarding change in certifying accountants (15)

21                Subsidiaries of Able Telcom Holding Corp.

23.1              Consent of Ernst & Young LLP

23.2              Consent of Arthur Andersen LLP

27                Financial Data Schedule

-------------------
(1) Incorporated by reference from an exhibit to the Company's Current Report Form 8-K (File No. 0-21986), as filed March 12, 1998, as amended April 14, 1998.

(2) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), ass filed April 14, 1998.

(3) Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-65854), as declared effective by the Commission on February 26, 1994.

(4) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed December 31, 1996.

(5) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed October 25, 1996.

(6) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986) for the fiscal year ended October 31, 1997, as filed February 13, 1998, as amended March 20, 1998.

(7) Incorporated by reference from Note 5 to the Condensed Consolidated Financial Statements (Unaudited) filed herewith.

(8) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed December 13, 1996, as amended February 11, 1997.

(9) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended April 30, 1998, as filed June 14, 1998.

(10) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed July 16, 1998.

(11) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed August 3, 1998.

(12) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986), for the fiscal year ended October 31, 1998, as filed February 24, 1999, as amended March 1, 1999.

(13) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended July 31, 1998, as filed September 21, 1998, as amended October 13, 1998.

(14) Incorporated by reference to an exhibit to the Company's Form S-1 (File No. 333-65991), as filed October 22,1998, as amended April 8, 1999.

(15) Incorporated by reference from an Exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed September 14, 1998.

(16) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended January 31, 1999, as filed March 17, 1999.

(17) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended April 30, 1999, as filed June 14, 1999.

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 16th of February 2000.

                                   ABLE TELCOM HOLDING CORP.

                                   BY: /s/ BILLY V. RAY, JR.
                                       ---------------------
                                          BILLY V. RAY, JR.,
                                   President, Chief Executive Officer, and
                                   Acting Chief Financial Officer

                Signatures                          Title                                 Date Signed
-------------------------------------------------------------------------------------------------------------------
/s/ BILLY V. RAY, JR.              President and Chief Executive Officer            February 16, 2000
---------------------              and Director, Acting Chief Financial
Billy V. Ray, Jr.                  Officer (Principal Executive Officer
                                   and Acting Principal Financial Officer)

/s/ MICHAEL A. SUMMERS             Chief Accounting Officer                         February 18, 2000
----------------------
Michael A. Summers

/s/ C. FRANK SWARTZ                Chairman of the Board of Directors               February 16, 2000
-------------------
C. Frank Swartz

/s/ ALEC MCLARTY                   Director                                         February 16, 2000
----------------
Alec McLarty

File courtesy cc: with Nasdaq.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                          Page

Report of Independent Public Accountants................................   F-2

Report of Independent Certified Public Accountants......................   F-3

Consolidated Financial Statements:

Consolidated Balance Sheets - October 31, 1999 and 1998.................   F-4

Consolidated Statements of Operations -
     Years Ended October 31, 1999, 1998 and 1997........................   F-5

Consolidated Statements of Shareholders' Equity -
     Years Ended October 31, 1999, 1998 and 1997........................   F-6

Consolidated Statements of Cash Flows -
     Years Ended October 31, 1999, 1998 and 1997........................   F-7

Notes to Consolidated Financial Statements - October 31, 1999...........   F-8

Financial Statement Schedule:

II.     Valuation and Qualifying Accounts - Years Ended October 31,
        1999, 1998 and 1997.............................................  F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Able Telcom Holding Corp.:

We have audited the accompanying consolidated balance sheets of Able Telcom Holding Corp. (a Florida Corporation) and subsidiaries as of October 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Able Telcom Holding Corp. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant operating losses during the fiscal year ended October 31, 1999. Significant payments were also made, both during and subsequent to October 31, 1999, to redeem the Series B Preferred Stock and to reduce obligations for loss contracts assumed in 1998 in the acquisition of MFS Network Technologies, Inc. The Company has borrowed the maximum available under its existing Credit Facility and is in default of the related covenants. The lender has the right to demand payment and the Company has insufficient liquidity to pay such amounts, if called. The Company has not yet been successful in obtaining alternative financing and may have insufficient liquidity to fund its continuing operations. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Omaha, Nebraska
February 11, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors of
Able Telcom Holding Corp.:

         We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Able Telcom Holding Corp. and subsidiaries for the year ended October 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Able Telcom Holding Corp. and subsidiaries for the year ended October 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              ERNST & YOUNG LLP

West Palm Beach, Florida
January 19, 1998

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                OCTOBER 31,      OCTOBER 31,
                                                                                                   1999             1998
                                                                                                -----------      -----------
ASSETS
Currents Assets:
         Cash and cash equivalents............................................................   $ 16,568         $ 13,544
         Accounts receivable, including retainage of $16,158 and $10,182 and net of allowances
                 for bad debts of $3,032 and $866 at October 31, 1999 and 1998, respectively..     73,645           64,159
         Costs and profits in excess of billings on uncompleted contracts.....................     71,808          105,478
         Prepaid expenses and other current assets............................................      5,853            2,641
                                                                                                 --------         --------
                 Total current assets.........................................................    167,874          185,822

Property and equipment:
         Land and buildings...................................................................      3,801            4,473
         Equipment, furnitures and fixtures...................................................     43,989           42,522
                                                                                                 --------         --------
                                                                                                   47,790           46,995
         Less - Accumulated depreciation......................................................    (19,987)         (14,921)
                                                                                                 --------         --------
         Property and equipment, net..........................................................     27,803           32,074

Other assets:
         Goodwill, net of accumulated amortization of $4,078 and $2,162 at
                 October 31, 1999 and 1998, respectively......................................     41,222           31,374
         Assets held for sale.................................................................         --           38,750
         Investment in Kanas..................................................................     12,159               --
         Other non-current assets.............................................................     12,975            2,740
                                                                                                 --------         --------
                 Total other assets...........................................................     66,356           72,864
                                                                                                 --------         --------
                 Total assets.................................................................   $262,033         $290,760
                                                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term-debt....................................................   $ 35,754         $ 14,438
         Accounts payable and accrued liabilities including retainage of $11,618 and $10,374
                 at October 31, 1999 and 1998, respectively...................................     66,617           61,229
         Accruals for incurred job costs......................................................     45,593           51,111
         Billings in excess of costs and profits on uncompleted contracts.....................      6,478            6,328
         Reserves for losses on uncompleted contracts.........................................      8,620           25,390
         Notes payable shareholders/directors.................................................         --            1,182
         Stock appreciation rights payable....................................................      3,710               --
                                                                                                 --------         --------
                 Total current liabilities....................................................    166,772          159,678

         Long-term debt, non-current portion..................................................     30,618           61,685
         Advance from WorldCom................................................................     32,000               --
         Property tax payable, non-current portion............................................     15,468           15,118
         Other non-current liabilities and minority interest..................................        422            2,737
                                                                                                 --------         --------
         Total liabilities....................................................................    245,280          239,218
Commitments and contingencies.................................................................
Series B Preferred Stock, $.10 par value; stated at aggregate accumulated redemption value at
         October 31, 1999; 4,000 shares authorized;
         779 and 3,564 shares issued and outstanding..........................................     16,322           11,325
                                                                                                 --------         --------
Shareholders' Equity:
         Common stock, $.001 par value, authorized 25,000,000 shares;  11,891,338 and
           11,065,670 shares issued and outstanding, respectively.............................         12               11
         Additional paid-in capital...........................................................     38,290           35,164
         Senior Note Warrants.................................................................      1,244            1,244
         Series B Preferred Stock Warrants....................................................      2,735            5,400
         WorldCom Stock Options...............................................................         --            3,490
         WorldCom Phantom Stock...............................................................        606              606
         Retained deficit.....................................................................    (42,456)          (5,698)
                                                                                                 --------         --------
         Total shareholders' equity...........................................................        431           40,217
                                                                                                 --------         --------
         Total liabilities and shareholders' equity...........................................   $262,033         $290,760
                                                                                                 ========         ========

See notes to consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        FOR THE YEARS
                                                                                       ENDED OCTOBER 31,

                                                                             1999             1998               1997
                                                                           --------         --------           -------
Revenue:
           Construction and maintenance.................................   $382,844         $217,481           $86,334
           Conduit sale.................................................     35,721               --                --
                                                                           --------         --------           -------
           Total revenue................................................    418,565          217,481            86,334
Costs and expenses:
           Construction and maintenance.................................    330,387          179,505            68,164
           Costs of conduit sale........................................     34,673               --                --
           General and administrative expense...........................     41,041           18,967             8,797
           Depreciation.................................................      9,644            6,638             4,124
           Amortization.................................................      2,189              962               408
           Impairment of long-lived assets..............................      2,515               --                --
                                                                           --------         --------           -------
           Total costs and expenses.....................................    420,449          206,072            81,493
                                                                           --------         --------           -------
Income (loss) from operations...........................................     (1,884)          11,409             4,841

Other income (expense):
           Interest expense.............................................     (9,512)          (5,534)           (1,565)
           Change in value of stock appreciation rights ................     (1,814)              --                --
           Equity in losses of investment in Kanas......................       (591)              --                --
           Other........................................................       (761)             662               601
                                                                           --------         --------           -------
           Total other income (expense).................................    (12,678)          (4,872)             (964)
                                                                           --------         --------           -------
Income (loss)  before income taxes, minority interest
           and extraordinary item.......................................    (14,562)           6,537             3,877
Provision for (benefit from) income taxes...............................       (138)           3,405               727
                                                                           --------         --------           -------
Income before minority interest and extraordinary item..................    (14,424)           3,132             3,150
Minority interest.......................................................       (569)            (618)             (293)
                                                                           --------         --------           -------
Income (loss) before extraordinary item.................................    (14,993)           2,514             2,857
Extraordinary loss on the early extinguishment
           of debt, net of tax of zero in 1999..........................     (3,067)              --                --
                                                                           --------         --------           -------
Net income (loss).......................................................    (18,060)           2,514             2,857

Beneficial conversion privilege of preferred stock......................         --           (8,013)           (1,266)
Repurchase of Series B Preferred Stock..................................     (4,496)              --                --
Modification of conversion price of Series B Preferred Stock............     (6,430)              --                --
Modification of exercise price of Series B Preferred Stock Warrants.....     (1,894)              --                --
Increase in default redemption value of Series B Preferred Stock........     (5,878)              --                --
Preferred stock dividends...............................................         --             (341)             (260)
                                                                           --------         --------           -------
Income (loss) applicable to common stock................................   ($36,758)         ($5,840)           $1,331
                                                                           ========         ========           =======

Weighted average shares outstanding:
           Basic........................................................ 11,776,072        9,907,060         8,504,972
           Diluted...................................................... 11,776,072        9,907,060         8,504,972
Income (loss) per share (see Note 2):
           Basic:
               Income (loss) applicable to common stock before
                   extraordinary item...................................     ($2.86)          ($0.59)            $0.16
               Extraordinary loss.......................................      (0.26)              --                --
               Income (loss) applicable to common stock.................      (3.12)           (0.59)             0.16
           Diluted:
               Income (loss) applicable to common stock before
                   extraordinary item...................................     ($2.86)          ($0.59)            $0.16
               Extraordinary loss.......................................      (0.26)              --                --
               Income (loss) applicable to common stock.................      (3.12)           (0.59)             0.16

See notes to consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                             Common            Additional                    Series B
                                                       -------------------      Paid-in        Senior        Preferred     WorldCom
                                                        Shares   $.001 Par      Capital     Note Warrants    Warrants       Options
                                                       ----------------------------------------------------------------------------
Balance, October 31, 1996                                8,203      $ 9         $ 12,833         $ -            $ -          $ -

Issuance of common stock in
     connection with acquisition                           109        -              620           -              -            -
Issuance of common stock for services                        2        -               12           -              -            -
Issuance of common stock for exercise of
     options                                               262        -              732           -              -            -
Compensation recognized on stock options                     -        -              338           -              -            -
Issuance of common stock for conversion of
     convertible preferred stock                             5        -               34           -              -            -
Changes in unrealized loss on investments                    -        -                -           -              -            -
Convertible preferred dividends paid                         -        -                -           -              -            -
Embedded dividend recognized on convertible
     preferred shares                                        -        -                -           -              -            -
Tax benefit from exercise of options                         -        -              527           -              -            -
Net income                                                   -        -                -           -              -            -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1997                                8,581        9           15,096           -              -            -

Issuance of common stock for GEC earnout                   204        -            1,278           -              -            -
Compensation expense for below
     market options                                          -        -               93           -              -            -
Issuance of common stock for
     exercise of options                                   352        -            2,071           -              -            -
Tax benefit from exercise of options                         -        -              516           -              -            -
Dividends on Series A preferred stock                        -        -                -           -              -            -
Embedded dividend recognized on Series
     A Preferred Stock                                       -        -                -           -              -            -
Issuance of common stock for conversion
     of Series A Preferred Stock                           921        1            6,817           -              -            -
Valuation of subordinated note warrants                      -        -                -       1,244              -            -
Valuation of Series B Preferred Stock Warrants               -        -                -           -          5,400            -
Embedded dividend recognized on Series
     B Preferred Stock                                       -        -            7,909           -              -            -
Valuation of WorldCom options                                -        -                -           -              -        3,490
Valuation of WorldCom phantom stock awards                   -        -                -           -              -            -
Issuance of common stock for conversion
     of Series B Preferred Stock                         1,008        1            1,384           -              -            -
Dividends on Series B Preferred Stock                        -        -                -           -              -            -
Net income                                                   -        -                -           -              -            -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1998                               11,066       11           35,164       1,244          5,400        3,490

Conversion of the WorldCom Option to SARs                    -        -            1,594           -              -       (3,490)
Issuance of common stock for GEC earnout                   628        1            4,595           -              -            -
Series B Preferred Stock Transactions:
     Repurchase of Series B Preferred Stock                  -        -           (5,506)          -              -            -
     Modification of conversion price of Series B
          Preferred Stock                                    -        -            6,430           -              -            -
     Modification of conversion price of Series B
          Preferred Stock Warrants                           -        -                -           -          1,894            -
     Repurchase of Series B Preferred Stock Warrants         -        -            2,669           -         (4,559)           -
     Increases to Series B default redemption value          -        -           (7,970)          -              -            -
Issuance of common stock in settlement of
     notes payable to directors                            118        -              828           -              -            -
Issuance of common stock for
     exercise of options                                    79        -              355           -              -            -
Value of options granted to non-employees                    -        -              131           -              -            -
Net loss                                                     -        -                -           -              -            -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999                               11,891       12           38,290       1,244          2,735            -
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        Unrealized Loss    Retained
                                                          WorldCom       on Investments    Earnings
                                                        Phantom Stock     Net of Taxes     (Deficit)    TOTAL
                                                       --------------------------------------------------------
Balance, October 31, 1996                                   $ -             $ (54)         $ (1,189)     11,599

Issuance of common stock to directors in
     connection with acquisition                              -                 -                 -         620
Issuance of common stock for services                         -                 -                 -          12
Issuance of common stock for exercise of
     options                                                  -                 -                 -         732
Compensation recognized on stock options                      -                 -                 -         338
Issuance of common stock for conversion of
     convertible preferred stock                              -                 -                 -          34
Changes in unrealized loss on investments                     -                54                 -          54
Convertible preferred dividends paid                          -                 -              (260)       (260)
Embedded dividend recognized on convertible
     preferred shares                                         -                 -            (1,266)     (1,266)
Tax benefit from exercise of options                          -                 -                 -         527
Net income                                                    -                 -             2,857       2,857
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1997                                     -                 -               142      15,247

Issuance of common stock for GEC earnout                      -                 -                 -       1,278
Compensation expense for below
     market options                                           -                 -                 -          93
Issuane of common stock for
     exercise of options                                      -                 -                 -       2,071
Tax benefit associated with stock options                     -                 -                 -         516
Dividends on Series A preferred stock                         -                 -               (79)        (79)
Embedded dividend recognized on Series
     A Preferred Stock                                        -                 -              (104)       (104)
Issuance of common stock for conversion
     of Series A Preferred Stock                              -                 -                 -       6,818
Valuation of subordinated note warrants                       -                 -                 -       1,244
Valuation of Series B Preferred Stock Warrants                -                 -                 -       5,400
Embedded dividend recognized on Series
     B Preferred Stock                                        -                 -            (7,909)          -
Valuation of WorldCom options                                 -                 -                 -       3,490
Valuation of WorldCom phantom stock awards                  606                 -                 -         606
Issuance of common stock for conversion
     of of Series B Preferred Stock                           -                 -                 -       1,385
Dividends on Series B Preferred Stock                         -                 -              (262)       (262)
Net income                                                    -                 -             2,514       2,514
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1998                                   606                 -            (5,698)     40,217

Conversion of the WorldCom Option to SARs                     -                 -                 -      (1,896)
Issuance of common stock for GEC earnout                      -                 -                 -       4,596
Series B Preferred Stock Transactions:
     Repurchase of Series B Preferred Stock                   -                 -            (4,496)    (10,002)
     Modification of conversion price of Series B
          Preferred Stock                                     -                 -            (6,430)          -
     Modification of conversion price of Series B
          Preferred Stock Warrants                            -                 -            (1,894)          -
     Repurchase of Series B Preferred Stock Warrants          -                 -                 -      (1,890)
     Increases to Series B default redemption value           -                 -            (5,878)    (13,848)
Issuance of common stock in settlement of
     notes payable to directors                               -                 -                 -         828
Issuance of common stock for                                                    -
     exercise of options                                      -                 -                 -         355
Value of options granted to non-employees                     -                 -                 -         131
Net loss                                                      -                 -           (18,060)    (18,060)
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999                                   606                 -           (42,456)        431
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FOR THE YEARS
                                                                                        ENDED OCTOBER 31,

                                                                     1999                      1998                     1997
                                                                   --------                  -------                  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $(18,060)                  $2,514                   $2,857
Adjustment to reconcile net income (loss) to net cash
   provided by (used in) operating activities, net of
   effects of acquisitions:
Extraordinary loss on early extinguishment of debt                    3,067                        -                        -
Depreciation                                                          9,644                    6,638                    4,532
Amortization                                                          2,189                      962                        -
Deferred income taxes                                                  (265)                     717                      727
Minority interest                                                       569                      618                      293
Impairment of long-lived assets                                       2,515                        -                        -
Equity in losses of investment in Kanas                                 591                        -                        -
Change in value of stock appreciation rights                          1,814                        -                        -
Gain on sale of assets held for sale                                 (1,048)                       -                        -
Accretion of property tax payable                                     2,284                        -                        -
Compensation recognized for conversion of stock options                   -                       93                      338
Reduction in revenue for litigation                                       -                        -                     (433)
Gain on disposal of property and equipment                             (234)                       -                        -
Issuance of options to non-employees                                    131                        -                        -
Other - net                                                               4                      156                       10
                                                                   --------                  -------                  -------
                                                                      3,201                   11,698                    8,324
Changes in assets and liabilities, net of effects from
   acquisitions:
Change in accounts receivable                                       (10,886)                   2,694                    1,002
Change in costs and profits in excess of
   billings on uncompleted contracts                                 25,000                  (16,987)                  (4,661)
Change in other current assets                                       (2,947)                   2,334                      431
Change in other assets                                                  327                    1,247                     (280)
Change in accounts payable and accrued liabilities                    4,750                  (23,117)                    (199)
Change in accruals for incurred job costs                            (9,318)                       -                        -
Change in billings in excess of costs and
   profits on uncompleted contracts                                     150                      569                     (927)
Change in reserves for losses on uncompleted contracts              (16,170)                  25,390                        -
Change in other non-current liabilities                              (2,658)                   2,789                      230
                                                                   --------                  -------                  -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (8,551)                   6,617                    3,920
                                                                   --------                  -------                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net                                            (8,438)                  (9,966)                  (4,487)
Net proceeds from sale of property and equipment                      2,103                       90                       96
Proceeds from sale of assets held for sale                           27,048                        -                        -
Sales of investments                                                      -                        -                      567
Cash acquired in acquisitions                                             -                    4,661                      404
Cash paid for acquisitions                                                -                   (8,681)                  (3,000)
Cash invested in escrow account                                      (7,182)                       -                        -
                                                                   --------                  -------                  -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  13,531                  (13,896)                  (6,420)
                                                                   --------                  -------                  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit                                          -                   50,518                   (4,626)
Payment of shareholder / director loans                                (354)                  (2,925)                    (250)
Borrowings from shareholder / director                                    -                    2,050                        -
Proceeds from long-term debt                                            667                   10,000                   11,014
Proceeds from debt to finance acquisition                                 -                   10,000                    3,000
Advances from WorldCom                                               32,000                        -                        -
Repayments on long-term debt                                        (13,485)                 (74,388)                  (9,272)
Distributions to minority interests                                    (226)                    (502)                    (293)
Repurchase of Series B Preferred Stock Warrants                      (1,890)                       -                        -
Redemption of Series B Preferred Stock                              (18,857)                       -                        -
Proceeds from the issuance of Preferred Stock, net                        -                   18,110                    5,418
Proceeds from the exercise of stock options                               -                    2,071                      732
Proceeds from issuance of common stock for options                      355                        -                        -
Dividends paid                                                         (166)                    (341)                    (260)
                                                                   --------                  -------                  -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (1,956)                  14,593                    5,463
                                                                   --------                  -------                  -------
Increase in cash and cash equivalents                                 3,024                    7,314                    2,963
Cash and cash equivalents at beginning of year                       13,544                    6,230                    3,267
                                                                   --------                  -------                  -------
Cash and cash equivalents at end of year                            $16,568                  $13,544                   $6,230
                                                                   ========                  =======                  =======
Supplemental disclosures of cash flow information:
Valuation of detachable warrants                                          -                  $ 6,644                      $ -
Discount on preferred stock                                               -                    7,909                        -
Conversion of Series B Preferred Stock                                    -                    1,385                        -
Conversion of Series A Preferred Stock                                    -                    6,818                        -
Valuation of below market options on acquisition                          -                    4,096                        -
Issuance of common stock for services                                     -                        -                       11
Compensation recognized on below market options                           -                       93                      338
Common stock issued in accordance with GEC earnout provisions         4,596                    1,278                      621
Common stock issued in exchange for note payable to director            828                        -                        -
Valuation of modification of conversion price of
  Series B Preferred Stock Warrants                                   1,894                        -                        -
Conversion of WorldCom Options to SARs                                1,896                        -                        -
Valuation of modification of
  conversion of Series B Preferred Stock                              6,430                        -                        -
Increases to Series B Preferred Stock default redemption value       13,848                        -                        -
Increases to goodwill for:
              Accrued GEC earnout payments                            1,806                   (4,596)                  (1,278)
              Recognition of deferred taxes for Patton
                acquisition                                           1,460                        -                        -
              Reallocation of MFSNT purchase price                    9,773                        -                        -
Cash paid for:
              Interest                                                3,689                    4,226                    1,684
              Income taxes                                            4,643                       29                        -

                 See notes to consolidated financial statements

                            ABLE TELCOM HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

1. THE COMPANY:

Able Telcom Holding Corp. ("Able" or the "Company") develops, builds and maintains communications systems for companies and governmental authorities. The Company is headquartered in Atlanta, Georgia, and operates its subsidiaries throughout the United States. The Company also has limited activities in South America. The Company has five main organizational groups:

--------------------------------------------------------------------------------
ORGANIZATIONAL GROUP                SERVICE PROVIDED
--------------------------------------------------------------------------------
Network Services .................  Design, development, engineering, installation, construction, operation and
                                    maintenance services for telecommunications
                                    systems.
--------------------------------------------------------------------------------
Network Development...............  Established subsequent to October 31, 1999, to own, operate and maintain local and
                                    regional telecommunication networks.
--------------------------------------------------------------------------------
Transportation Services...........  Design, development, integration, installation, construction, project
                                    management, maintenance and operation of
                                    automated toll collection systems.
--------------------------------------------------------------------------------
Construction......................  Design, development, installation, construction, maintenance and operation of
                                    electronic traffic management and control
                                    systems, and road signage.
--------------------------------------------------------------------------------
Communications Development........  Design, installation and maintenance services to foreign telephone companies in
                                    South America.
--------------------------------------------------------------------------------

Each group is comprised of subsidiaries of the Company with each having local executive management functioning under a decentralized operating environment.

The Company's customers primarily include local and long distance telephone companies, utilities and local, state and federal governments.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements are prepared on an accrual basis and include the accounts of the Company and its subsidiaries, including MFS Network Technologies, Inc., Georgia Electric Company, Patton Management Corporation, Transportation Safety Contractors, Inc., Able Telecommunications & Power, Inc. and Able Telcom International, Inc., Able Telcom CA and Able Telcom Do Brasil, LTDA.

Minority shareholders of Able Telcom CA are entitled to share in 50 percent of the earnings and losses of Able Telcom CA. The Company's share of ownership and voting control is 80 percent. During the fiscal years ended October 31, 1999, 1998 and 1997, minority interests of $0.6 million, $0.6 million and $0.3 million, respectively, are reflected in the accompanying consolidated statements of operations.

A substantial portion of consolidated total assets, liabilities and revenues are generated by one subsidiary of the Company, MFS Network Technologies, Inc. ("MFSNT"), which was acquired effective July 2, 1998. Revenues and expenses of businesses acquired in purchase transactions are included in the consolidated results of operations since the date of acquisition. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES AND SIGNIFICANT RISKS

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

The Company's construction and service activities are highly technical and its contracts are complex. Some contracts have or will require several years to complete. Work awarded to the Company is often the result of competitive bidding and many of the Company's significant contracts are based on a fixed price rather than cost-plus or time and materials. Initial cost estimates supporting the Company's bids are necessarily based on facts and circumstances known at the time the estimates are made. Estimates of projected contract costs must be continuously updated over the period of contract performance. Contracts with governmental agencies may include onerous requirements that adversely affect the cost and efficiency of the Company's performance. High-profile public works can present difficulties in obtaining final acceptance of completed work because of local political considerations. Disputes regarding the scope of the work are not uncommon and change order requests often require protracted negotiations and concessions on the part of the Company. Unsatisfactory performance of subcontractors or failure of installed equipment to function in accordance with contract specifications may also adversely affect the Company's ultimate profitability. Most contracts pose risks for both the quality and timeliness of performance. Many contracts include liquidating or liquidated damage clauses to penalize the Company for failure to meet contractual deadlines.

Considerable judgment must be applied to reasonably evaluate the potential outcomes of issues that arise during the contract performance period and the effect their resolution will have on the ultimate margins or losses that may be realized by the Company. Consequently, the estimates that support the Company's revenue recognition and cost accrual decisions have a very significant impact on the results of operations reported by the Company.

CASH AND CASH EQUIVALENTS

The Company considers all unrestricted highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line and accelerated methods over the estimated useful lives of the assets that generally range from three to ten years.

GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 20 years. A rollforward of goodwill from November 1, 1998 is as follows (amounts in thousands):

Net goodwill, at November 1, 1998                                      $31,374
Patton Management Corporation ("Patton") (1)                             1,460
Dial Communications, Inc. ("Dial") (2)                                  (1,319)
Georgia Electric Company ("GEC") (3)                                     1,806
MFSNT (4)                                                                9,773
Amortization                                                            (1,872)
-------------------------------------------------------------------------------
Net goodwill, at October 31, 1999                                      $41,222
-------------------------------------------------------------------------------

As discussed in Note 5 "Acquisitions," adjustments made to goodwill during the fiscal year ended October 31, 1999, related to:

(1) Goodwill was increased to recognize deferred tax and other liabilities of approximately $1.1 million and $0.4 million, respectively, assumed in the 1998 acquisition of Patton.
(2) The Company terminated the operation of Dial and wrote-off the related goodwill.
(3) The increase is for contingent earn-out consideration associated with the 1996 acquisition of GEC.
(4) Goodwill was increased by approximately $9.8 million for adjustments to the MFSNT purchase price allocation.

Amortization expense was $1.9 million, $1.0 million, and $0.4 million for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, at each balance sheet date, evaluates whether events or changes in circumstances have occurred that indicate the carrying value of its long-lived assets and identifiable intangibles may not be recoverable. If such events or changes in circumstances are deemed to have occurred, the Company estimates the future cash flows related to the assets and compares the sum of the expected future cash flows (undiscounted and without interest charges) to the carrying amount of the assets to determine if there has been an impairment. If an impairment has occurred, the Company will write the assets down to their estimated fair value. The estimated fair value of the assets is typically calculated using the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. As described in Note 5, "Acquisitions", the Company wrote-off $1.3 million of Dial goodwill during the year ended October 31, 1999. In addition, the Company also wrote-off $1.2 million of equipment during the year ended October 31, 1999.

SELF-INSURED CLAIMS LIABILITY

The Company retains the risk, up to certain limits, for automobile, workers' compensation, and employee group health claims. As of July 1, 1999, the Company switched its self-insured automobile and workers' compensation policies to a premium based, fully-insured policy, but continues to self-insure the employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported claims, is determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes estimates of incurred but not reported claims of $1.6 million and $1.1 million at October 31, 1999 and 1998, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, ("APB No. 25") "Accounting for Stock Issued to Employees," and related interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123. "Accounting for Stock-Based Compensation." Refer to Note 15, "Stock Options and Other Stock Awarded to Employees."

REVENUE RECOGNITION

Construction and Installation Contracts. Revenues recognized equal contract costs incurred plus a percentage of the projected margin that will be earned on each contract over the entire contract term. Measurements of cumulative progress to completion approximate the cost-to-cost method. Contract costs include all direct material and labor costs, as well as those indirect costs relating to the contract such as indirect labor, supplies and equipment costs. Subcontractor work completed and other costs not yet invoiced to the Company or processed for payment are accrued at each balance sheet date as "Accruals For Incurred Job Costs." Claims from sub-contractors are individually evaluated based upon the merit of the claim, and if necessary, accruals for such claims are established. Generally, the customer makes the determination of substantial contract completion.

Changes in job performance, conditions and estimated costs result in changes in the estimates for project profits unless change orders can be negotiated and accepted by the customer. The cumulative effect of revised estimates are recognized in the period in which the changes are determined. When the current estimates of total contract revenue and contract costs indicate a loss ("Loss Jobs"), a provision for the entire estimated loss on the contract is made.

Service Contracts. Service contracts consist primarily of recurring contracts with telecommunication companies to maintain networks and grids; municipalities to maintain electronic traffic management and control systems; and utility companies to maintain utility facilities. Revenues from these contracts are recognized at the time the services are rendered and accepted by the customer in accordance with the provisions of the related contracts. Costs associated with these contracts are incurred and recognized as the services are performed. Losses on service contracts are recognized as incurred.

Change Orders. The Company begins to recognize revenues associated with change orders once they have been approved by the customer.

Segmentation. Each of the Company's contracts are evaluated to determine the appropriate level of segmentation, if any, for revenue recognition purposes. Contracts that include construction and installation elements and a long-term service commitment are appropriately segmented and the long-term service contract is separately accounted for as described above.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactment of or changes in the tax law or rates. The Company files consolidated federal income tax returns.

INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is determined by dividing net income (loss) from continuing operations available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effects of potentially issuable Common Stock, but only if dilutive. The treasury stock method, using the average price of the Company's Common Stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Because of reported losses, there are no differences between basic and diluted per share amounts for the Company for 1999 or 1998.

The Company has potentially dilutive securities that could have a dilutive effect in the future. Those securities and their potentially dilutive effects are as follows (dilutive shares in thousands):

                                                                                              Potentially
                                                                                               Dilutive       Average
                                                                                                Shares      Strike Price
------------------------------------------------------------------------------------------------------------------------
Potentially dilutive securities outstanding at October 31, 1999:
   WorldCom Options (subject to shareholder approval) (Refer to Note 5)                          2,000        $ 7.00
   Employee stock options (subject to shareholder approval) (Refer to Note 15)                   1,604          6.14
   Employee stock options (572,000 vested) (Refer to Note 15)                                      992          6.59
   Shares issued to redeem Series B Convertible Preferred Stock in February
       2000 (Refer to Note 23)                                                                     802          6.13
   Senior Subordinated Note Warrants (Refer to Note 11)                                            410          8.25
   Series B Preferred Stock Warrants (Refer to Note 14)                                            370         13.25
   GEC Earnout (Refer to Note 5)                                                                   205            --
   Series A Preferred Stock Warrants (Refer to Note 14)                                             62          9.82
   Employee stock grants (subject to shareholder approval) (Refer to Note 15)                       50            --
------------------------------------------------------------------------------------------------------------------------
Subtotal outstanding at October 31, 1999                                                         6,495          6.80
------------------------------------------------------------------------------------------------------------------------
Potentially dilutive securities issued subsequent to October 31, 1999:
   Conversion of WorldCom debt to equity (Refer to Note 23)                                      3,050          8.38
   Warrants issued to redeem Series B Preferred Stock (Refer to Note 23)                           200         10.13
   Series C Convertible Preferred Stock (Refer to Note 23)                                       1,604          9.35
   Series C Preferred Stock Warrants (Refer to Note 23)                                            200         10.75
   Warrants issued to redeem Series B Preferred Stock (Refer to Note 23)                            66         10.13
   Shares issued for the acquisition of SASCO/SES (Refer to Note 23)                                75            --
   Warrants issued to financial advisors related to the Series C Convertible
       Preferred Stock (Refer to Note 17)                                                           75         10.72
   Stock issued to settle litigation                                                                25            --
------------------------------------------------------------------------------------------------------------------------
         Subtotal issued subsequent to October 31, 1999                                          5,295         $8.73
------------------------------------------------------------------------------------------------------------------------
         Total                                                                                  11,790         $7.67
------------------------------------------------------------------------------------------------------------------------

The conversion price of the Series C Preferred Stock may be reset to a floor of $4.00 per share. If reset to the floor, conversion would result in the issuance of 3.75 million common shares.

The Company has also granted to WorldCom rights to receive upon satisfaction of certain conditions, including shareholder approval, phantom stock awards for up to 700,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option. Refer to Note 5, "Acquisitions."

As described in Note 5, "Acquisitions", the Company is committed to issue shares of common stock as contingent consideration earned by the sellers of Georgia Electric Company through 2001. Common stock issued to date as contingent consideration earned for the years ended October 31, 1998 and 1997 was 628,398 shares and 204,448 shares, respectively. Contingent consideration earned for the year ended October 31, 1999, amounted to $1.8 million and is accrued at that date in accounts payable and accrued liabilities. Approximately 205,000 shares will be issued in fiscal 2000. The Company has made a similar commitment subsequent to October 31, 1999, related to the acquisition of SASCO and SES (refer to Note 23). The number of shares that may be issued as earn-out consideration under these commitments in the future is not presently determinable.

The Company has also executed a deferred value added equity swap agreement with 186K.NET. Either the Company or 186K.NET can exercise the swap at any time from July 2000 to July 2003. Upon exercise, the Company has committed to issue shares of its common stock to 186K.NET in exchange for common shares of 186K.NET of equivalent value at the date of exercise. The value of the shares to be issued and received is to be determined by the lower of 10% of the increase in the fair market value of the Company or of 186K.NET from July 1999 to the date of exercise. 186K.NET is a privately-owned start-up company that provides data and communications facilities consulting services.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable (generally unsecured), accounts payable and notes payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. The fair values of lines-of-credit and long-term debt approximate their carrying amount since the currently effective rates reflect market rates for debt of similar credit quality.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," (amended by SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133"). This statement revises the accounting for the recognition and measurement of derivatives and hedging transactions and is effective for fiscal years beginning after June 15, 2000. The Company does not anticipate the early adoption of this statement and has not determined the impact it will have on the consolidated financial statements.

FIN 43. In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales." The prospective effects of FIN 43 are addressed in Note 8, "Network Assets Held For Sale."

RECLASSIFICATIONS

Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

3.       GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $1.9 million, net losses of $18.1 million, and losses applicable to common stock of $36.8 million during the fiscal year ended October 31, 1999. Significant payments were also made, both during and subsequent to October 31, 1999, to redeem the Series B Preferred Stock and to reduce obligations for loss contracts assumed in 1998 in the acquisition of MFSNT. The Company has borrowed the maximum available under its existing Credit Facility (refer to Note 11, "Debt") and is in default of the related covenants. While the Company is current with respect to amounts due under the Credit Facility, the lender has the right to demand payment and the Company has insufficient liquidity to pay such amounts, if called. The Company has not yet been successful in obtaining alternative financing and may have insufficient liquidity to fund its continuing operations. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability.

Management's plans in regard to these matters are as follows:

(1) As part of the Company's ongoing efforts to strategically align the profitable portions of its business and as a result of significant turnover and the deterioration of underlying contracts, the Company closed Dial Communications, Inc. ("Dial") and Able Integrated Systems, Inc. ("AIS") during the fiscal year ended October 31, 1999, which together used cash flows from operations of approximately $7.4 million and $3.8 million during the fiscal years ended October 31, 1999 and 1998.

(2) As discussed in Note 11, "Debt," and Note 23, "Subsequent Events," approximately $25.5 million of the Company's indebtedness to WorldCom was converted to common stock of the Company subsequent to October 31, 1999.

(3) As discussed in Note 14, "Preferred Stock," and Note 23, "Subsequent Events," approximately $6.3 million of the accrued redemption value of the Company's Series B Preferred Stock was paid by issuing common stock and warrants of the Company subsequent to October 31, 1999. Concurrently, the remaining Series B Preferred Stock redemption obligation of approximately $10.0 million was paid with cash funded through the issuance of $15.0 million of Series C Preferred Stock.

(4) The Company is attempting to obtain a new credit facility with another financial institution and is pursuing additional financing through discussions with independent investors.

4.       REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION:

The Company is working to resolve questions by the staff of the Securities and Exchange Commission ("SEC") regarding certain accounting and other disclosures made by the Company in connection with the acquisition of MFSNT (the "MFSNT Acquisition") from WorldCom effective July 2, 1998. As a result of the ongoing review by the SEC, the Company's Annual Report on Form 10-K for the year ended October 31, 1998, filed February 24, 1999, as amended March 1, 1999 (as amended, the "1998 10-K") may be further amended by the Company following completion of the SEC's review. Additionally, because the Company's Notice of Annual Meeting, Proxy Statement and Proxy (collectively the "1998 Proxy") for the year ended October 31, 1998 incorporates the 1998 10-K, the SEC has also not completed its review of the 1998 Proxy and Able has not been able to hold a shareholder meeting since April 1998. Once the SEC's reviews have been completed, Able expects to hold an Annual Meeting.

While the MFSNT Acquisition closed on July 2, 1998, subsequent negotiations with WorldCom resulted in a $41.9 million reduction in purchase price. The reduction related primarily to projected losses on contracts assumed by Able from MFSNT. The allocation of the purchase price, as reported in the Company's 1998 10-K, established additional reserves for losses on assumed contracts that exceeded reserves reflected in the unaudited balance sheet of MFSNT ($11.7 million) as of July 2, 1998, by $28.8 million. The net assets reported by MFSNT at July 2, 1998 exceeded the adjusted purchase price by approximately the same amount.

The SEC's principal questions have centered on the following:

(1) The allocation of the $28.8 million in additional loss accruals to the proper preacquisition period in the financial statements of MFSNT.

     Resolution of these issues may result in the restatement of MFSNT's preacquisition financial statements and related pro forma disclosures included in Able's prior SEC filings.

(2) The appropriate accounting for obligations to perform under long-term network operation and maintenance agreements acquired as part of the MFSNT Acquisition. Refer to Note 22, "Unaudited Quarterly Financial Data", for an explanation of the Company's accounting for long-term operation and maintenance contracts.

(3) The Company's accounting for its investment in Kanas. Refer to Note 9, "Investment in Kanas (Held For Sale)," for an explanation of the Company's accounting for Kanas.

(4) The Company's accounting for the sale during the current year of the NYSTA conduit. Refer to Note 8, "Network Assets Held For Sale," for an explanation of the Company's accounting for the NYSTA conduit sale.

     The SEC has not yet agreed with the Company that such accounting for the above issues is appropriate and may require the Company to further change its accounting for these matters.

5.       ACQUISITIONS:

On July 2, 1998, the Company acquired the network construction and transportation systems business of MFSNT from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("Plan of Merger"). On September 9, 1998, the Company and WorldCom finalized the terms of the Plan of Merger through the execution of an amended agreement. The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million. In addition, the MFSNT acquisition agreements, as amended, provide that on November 30, 2000, the Company shall pay to WorldCom certain amounts, if positive: (i) the difference between $12.0 million related to losses on MFSNT projects in existence on March 31, 1998 and recorded by MFSNT as of June 30, 1998, and the amount actually lost on such contracts through November 30, 2000, and (ii) the difference between $5.0 million and the aggregate costs incurred by Able for defense of litigation, and payments made in settlement or in payment of judgments with respect to preacquisition litigation. The range of this contingent consideration potentially payable to WorldCom is from $0 to $17.0 million. Presently, Company management expects to pay no additional consideration to WorldCom for these matters. The purchase price for MFSNT included the following consideration (in millions):


Contract price                                           $58.8
Transaction related costs                                  4.6
WorldCom Option                                            3.5
WorldCom Phantom Stock Awards                              0.6
---------------------------------------------------------------
Total purchase price                                     $67.5
---------------------------------------------------------------

The consolidated balance sheet as of October 31, 1998, reflects the Company's preliminary allocation of the purchase price to the assets acquired and the liabilities assumed based on initial estimates of their fair values. During the fiscal year ended October 31, 1999, the Company obtained the information needed to complete its valuations and finalized the allocation as set forth below: (in millions)

                                                                            As Previously                       Final
                                                                               Reported     Adjustments      Allocation
-----------------------------------------------------------------------------------------------------------------------
Accounts receivable (1)                                                          $47.0         $(1.4)           $45.6
Costs and profits in excess of billings on uncompleted contracts (2)              93.7          (5.0)            88.7
Assets held for sale                                                              38.8             --            38.8
Prepaid expenses                                                                   1.0             --             1.0
Property                                                                           5.7             --             5.7
Goodwill                                                                          16.5            9.8            26.3
Accounts payable (3)                                                             (13.7)          (0.5)          (14.2)
Billings in excess of costs and profits on uncompleted contracts                 (56.6)            --           (56.6)
Reserves for losses on uncompleted contracts (4)                                 (40.5)           0.6           (39.9)
Accrued restructuring costs (5)                                                   (2.0)           0.3            (1.7)
Property taxes payable                                                           (15.0)            --           (15.0)
Other accrued liabilities (6)                                                     (7.4)          (3.8)          (11.2)
-----------------------------------------------------------------------------------------------------------------------
         Total allocated purchase price                                          $67.5           $ --           $67.5
-----------------------------------------------------------------------------------------------------------------------

(1) It was determined that a receivable from WorldCom of $1.4 million should not have been recorded as part of the purchase price allocation. Therefore, the Company has adjusted accounts receivable and goodwill.
(2) It was determined that certain long-term receivables were recorded at their gross values versus their present values. These receivables are to be paid to MFSNT over 20 years. Therefore, an adjustment of approximately $5.0 million to cost and profits in excess of billings (i.e. unbilled receivables) and goodwill was necessary to properly reflect the present value of these receivables. Refer to Note 8, "Network Assets Held For Sale."
(3) It was determined that $0.5 million of accounts payable assumed had not been included in the original purchase price allocation. The Company adjusted accounts payable and goodwill to reflect these accounts payable.
(4) The Company reviewed its estimates of losses on loss contracts and recorded adjustments to such reserves. The adjustments decreased the reserves and goodwill by $0.6 million.
(5) Accrued restructuring costs related primarily to severance and benefit costs associated with the involuntary termination of employees pursuant to an approved restructuring plan. During the fiscal year ended October 31, 1998, approximately $1.7 million was incurred and charged against this reserve. The excess reserve of $0.3 million was reversed and goodwill was reduced.
(6) Subsequent to the acquisition of MFSNT, the Company recorded an additional accrued liability of $3.8 million relating to a claim not previously recognized by MFSNT.

In conjunction with the acquisition of MFSNT, the Company granted an option to WorldCom (the "WorldCom Option") to purchase up to 2,000,000 shares of the Company's common stock, at an exercise price of $7.00 per share, but subject to a 1,817,941 share maximum issuance limitation through "cashless" exercise, and the right to receive upon satisfaction of certain conditions phantom stock awards (the "Phantom Stock Awards") equivalent to 600,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option. The WorldCom Phantom Stock Awards are exercisable only on the following three days: July 1, 2000, July 2, 2001, or July 2, 2002. WorldCom will be entitled to receive any appreciation of the Common Stock over a base price of $5 3/32 per share, but in no event shall the maximum payment exceed $25.00 per share. The Phantom Stock Awards may be adjusted to be based on up to 700,000 shares and the base price may be increased, but the maximum payment per share will not change. The fair values of the WorldCom Option and Phantom Stock Awards were estimated at the date of grant at $3.5 million and $0.6 million, respectively, and were included as a component of the total consideration paid for the acquisition of MFSNT.

On January 8, 1999, the Company and WorldCom agreed to convert the WorldCom Option into stock appreciation rights ("SARs") with similar terms and provisions, except that the SARs provide for the payment of cash to WorldCom based upon the appreciation of the Company's common stock over a base price of $7.00 per share. The SARs may revert back to the WorldCom Option allowing for the exercise of all 2,000,000 shares (no longer subject to the 1,817,941 share limitation) if required shareholder approval of the options is received. The conversion of the WorldCom Option to SARs was treated as the reacquisition of the WorldCom Option in exchange for a cash-settled obligation indexed to changes in the fair market value of the Company's stock. The intrinsic value of the SARs at the date of exchange of approximately $1.9 million was charged to equity and reflected as a current liability. The liability will be adjusted at each balance sheet date for increases or decreases in the intrinsic value, with an offsetting charge or credit to income, until the SARs are paid, or if approved by the shareholders, converted back to an Option. The exercise period for the SARs granted commenced on July 1, 1999, and ends on January 2, 2002. As of October 31, 1999, the intrinsic value of the stock appreciation rights liability was $3.7 million. Changes in the valuation of the SARs have resulted in non-cash charges of $1.8 million during the year ended October 31, 1999.

In conjunction with the acquisition of MFSNT, the Company entered into a five-year agreement with WorldCom to provide telecommunications infrastructure services to WorldCom (the "WorldCom Master Services Agreements") for a minimum of $40.0 million per year, provided that the aggregate sum payable to MFSNT shall be not less than $325.0 million, including a fee of 12 percent of reimbursable costs under the agreement ("Aggregate Sum"). If MFSNT declines any of the first $130.0 million of contract work in any year of the agreement, the value of the declined work reduces the Aggregate Sum. MFSNT has agreed that WorldCom will have met all of its obligations to MFSNT to the extent that payments to MFSNT reach an aggregate of $500.0 million at any time during the five-year term. During the fiscal years ended October 31, 1999 and 1998, the Company recognized revenues of approximately $61.6 million and $30.3 million, respectively, from the WorldCom Master Services Agreement.

In compliance with a contractual obligation with WorldCom, effective February 2000, the names of all subsidiaries were changed to eliminate "MFS." MFS Network Technologies, Inc. changed its name to Adesta Communications, Inc. ("Adesta Communications"), MFS Transportation Systems, Inc. changed its name to Adesta Transportation, Inc. ("Adesta Transportation") and MFS TransTech, Inc. changed its name to TransTech, Inc.

PATTON MANAGEMENT CORPORATION

On April 1, 1998, the Company purchased all of the outstanding common stock of Patton Management Corporation ("Patton") for a total purchase price of approximately $4.0 million. The acquisition was accounted for using the purchase method of accounting. Goodwill of approximately $4.3 million (as adjusted) was recorded and is being amortized on a straight-line basis over 20 years. The results of operations are included in the consolidated statements of operations since the date of acquisition.

DIAL COMMUNICATIONS, INC.

On December 2, 1996, Able acquired all the outstanding common stock of Dial. As consideration, the Company paid $3.0 million in cash, issued 108,489 shares of common stock (fair value of $0.6 million) and issued a $0.9 million promissory note with a three-year term. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition. Goodwill of $1.5 million was recorded in this transaction for amortization over 20 years using the straight-line method.

As part of the Company's ongoing efforts to strategically align the profitable portions of its business and as a result of significant turnover and the deterioration of underlying contracts, the Company terminated the operations of Dial during the fiscal year ended October 31, 1999. For the year ended October 31, 1999, Dial had negative contract margins of $1.6 million and losses before income taxes of $8.4 million which included a $1.3 million write-off of goodwill.

GEORGIA ELECTRIC COMPANY

On October 12, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Georgia Electric Company ("GEC"). As initial consideration, the Company paid $3.0 million in cash. Under the terms of the earn-out provision of the acquisition agreement, the Company will issue shares of common stock over a five-year period beginning in fiscal 1997, contingent upon the operating performance of GEC and the market value of the Company's stock. Such amounts will be accounted for as purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of operations since the date of acquisition.

The Company increased goodwill by $1.8 million, $4.6 million and $1.3 million for the years ended October

31, 1999, 1998 and 1997, respectively, as a result of additional purchase price due to the former owner of GEC under the terms of the earn-out provisions of the acquisition agreement. The goodwill is being amortized over 20 years from the acquisition date, using the straight-line method. Corresponding amounts are reflected as accounts payable and accrued liabilities in the consolidated balance sheets pending the issuance of the Company's common stock.

Pro Forma Financial Information (Unaudited)

Unaudited pro forma financial information for the Company is presented below as if the Company's acquisitions had taken place as of November 1, for each of the following fiscal years ended October 31, (in thousands, except per share amounts):

                                                            1998             1997
-------------------------------------------------------------------------------------
Revenues                                                  $401,400          $457,820
Net loss                                                   (58,793)          (14,127)
Loss applicable to common stock                            (67,147)          (15,653)
Basic loss applicable to common stock per share              (6.78)            (1.84)

The reserves for losses on uncompleted MFSNT contracts established by the Company through purchase accounting of $28.8 million have been included as losses in the 1998 pro forma information.

This unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the dates assumed.

6.       ASSUMPTION OF COMSAT CONTRACTS:

On February 25, 1998, GEC assumed obligations to complete 12 contracts (the "COMSAT Contracts") with the Texas Department of Transportation from CRSI Acquisition, Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts were for the installation of intelligent traffic management systems and the design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, GEC received consideration from COMSAT of approximately $15.0 million and assumed existing payables of approximately $2.6 million.

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                                         $  4,663
     Accounts receivable                                                             3,754
     Equipment and other assets                                                      6,548
-------------------------------------------------------------------------------------------
Subtotal                                                                            14,965
Accounts payable assumed                                                            (2,549)
-------------------------------------------------------------------------------------------
Deferred revenue (net amount received from COMSAT to complete the contracts)      $(12,416)
-------------------------------------------------------------------------------------------

The following is a summary of revenues and costs associated with the COMSAT contracts for the fiscal years ended October 31 (amounts in thousands):

                                                          1999       1998
---------------------------------------------------------------------------
Billings on the COMSAT contracts (1)                    $ 7,952    $11,327
Deferred revenue recognized                               3,935      8,481
---------------------------------------------------------------------------
Total revenues recognized                                11,887     19,808
Direct contract costs                                     8,675     10,672
---------------------------------------------------------------------------
Gross margin from COMSAT contracts                      $ 3,212    $ 9,136
---------------------------------------------------------------------------

(1) Billings on the COMSAT contracts also include approved change order revenues associated with these contracts but not anticipated when GEC assumed such contracts.

At October 31, 1999, all of the COMSAT Contracts were substantially complete. The revenues, cost of revenues and gross margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

7.       UNCOMPLETED CONTRACTS:

Uncompleted contracts consist of the following at October 31, (in thousands):

                                                      1999         1998
---------------------------------------------------------------------------
Costs incurred on uncompleted contracts            $ 212,590      $116,073
Earning recognized on uncompleted contracts           36,704        29,086
---------------------------------------------------------------------------
     Total                                           249,294       145,159
Less billings to date                               (229,557)      (97,120)
---------------------------------------------------------------------------
     Net                                             $19,737      $ 48,039
---------------------------------------------------------------------------

Included in the accompanying consolidated balance sheets under the following headings at October 31, (in thousands):

                                                      1999         1998
---------------------------------------------------------------------------
Costs and profits in excess of billings on
    uncompleted contracts                            $71,808      $105,478
Billings in excess of costs and profits on
    uncompleted contracts                             (6,478)       (6,328)
Accruals for incurred job costs                      (45,593)      (51,111)
---------------------------------------------------------------------------
     Net                                             $19,737       $48,039
---------------------------------------------------------------------------

8.       NETWORK ASSETS HELD FOR SALE:

Assets held for sale at October 31, 1998, included approximately $26.0 million of certain fiber optic conduit that was constructed by MFSNT prior to the MFSNT Acquisition (the "NYSTA Network") and sold during the year ended October 31, 1999.

A portion (approximately 528 miles) of the NYSTA Network, was constructed on rights of way obtained from the New York State Thruway Authority (i.e., "NYSTA"). This portion of the network is referred to as the "On-NYSTA network." Separately, MFSNT was granted use of the right of way from others for a contiguous network (the "Off-NYSTA" network) that connects the "On-NYSTA" network to Cleveland, Ohio.

MFSNT owned or owns the conduit and equipment shelters installed in both portions of the network. The conduit network was substantially complete and sold at the date of acquisition in July 1998. As the system was constructed, the costs had been initially deferred as "inventory" because it was MFSNT's intention to sell undivided interests (indefeasible rights of use, or "IRU's") in the owned ducts and shelters to other users. The fiber and electronics for the network are generally owned by the users, although the Company retained rights to a limited amount of excess capacity for some minor segments of the network. The right of way for the On-NYSTA portion of the network is owned by NYSTA (see revenue sharing with NYSTA below). Title to the On-NYSTA portion of the network will transfer to NYSTA after twenty years.

The Company is not in the telephone or data distribution business, so no part of the networks have been viewed as the construction of productive assets for their own use.

The construction accounting was implemented with respect to the NYSTA Network as follows:

o Total construction costs were estimated and accumulated in the job cost ledgers as incurred. Costs incurred were effectively charged to cost of construction and maintenance or left on the balance sheet as "costs and profits in excess of billings on uncompleted contracts" based on signed contracts from users.
o The approach treated each new contract signed as a sale of partially completed "inventory." Some of the revenue would be recognized on signing based on the calculated percentage complete and a proportionate part of the "inventory" costs would be charged off. In this way, revenues from each new contract were effectively recognized on a progress to completion basis.
o When it became apparent that total revenues to be received from sale of the inventory, as well as profits from separate installation agreements with the users, would be less than the costs to construct the conduit network, an estimated loss expected to be incurred to complete the project was accrued.

As owner of the right of way, NYSTA shares in user fees from the "On-NYSTA" system. The arrangement entitled MFSNT to retain 100% of user fees up to approximately $50.7 million. Then, NYSTA was entitled to 10% of user fees until MFSNT had received and retained, as cost recovery, approximately $95.5 million (i.e., from cumulative user fees of approximately $101.3 million); thereafter, NYSTA is entitled to 50% of user fees and 20% of revenues received by MFSNT for performance under operation and maintenance ("O&M") contracts with the users. The O&M contracts provide for installment payments to MFSNT, generally over twenty years, to offset costs of providing this service.

As part of the agreement, MFSNT also installed and maintains for NYSTA, free of charge, a 16-strand fiber optic communications network within the conduit system owned by MFSNT for the sole use of NYSTA.

At the date of acquisition of MFSNT by the Company, negotiations were in process with a telecommunications company for purchase of nearly all the remaining network capacity. In purchase accounting, the Company applied a similar conceptual "inventory" approach to the valuation of this asset. It was estimated that the user would pay a one-time, up-front fee of $34.5 million for the IRU's with respect to both the On-NYSTA and Off-NYSTA portions of the network. Of that amount it was estimated that approximately $8.5 million would be payable to NYSTA based on the revenue sharing arrangement. Consequently, the Company allocated $26.0 million of the purchase price to this asset. When the sale closed in April 1999, Able recorded actual revenues of $35.7 million, and costs of approximately $34.7 million, equal to $26.0 million assigned to the conduit in purchase accounting, plus a revenue sharing payment due NYSTA from the transaction of approximately $8.7 million.

The agreement with NYSTA also provides for sharing of "profits" experienced by MFSNT in excess of certain specified percentages of related costs with respect to fiber and equipment installation contracts for the "On-NYSTA" system separately entered into by MFSNT with the users. Disputes have arisen between MFSNT and NYSTA with respect to sharing of revenues from a specific installation contract. Upon closing the April 1999 sale of the remaining conduit inventory, a Partial Release and Settlement Agreement was made with NYSTA. From those proceeds, $6.8 million was placed into escrow until NYSTA's rights to share in revenues equal to twice that amount can be decided through arbitration or otherwise settled. The escrowed funds are included in other non-current assets as of October 31, 1999.

With only two exceptions, user fees were paid in their entirety at or shortly after the time of execution of the user agreements. However, two of the user agreements provide for the fees to be paid in installments over twenty years. MFSNT had included these amounts in unbilled receivables (costs and profits in excess of billings) at their gross, undiscounted future amounts. Consequently, an adjustment was recorded by the Company to reallocate the purchase price to recognize a discount on these long-term receivables. The discounted (at 10%) present value of these long-term receivables was approximately $3.8 million at October 31, 1999. Interest income from amortization of the discount was approximately $0.2 million for the year ended October 31, 1999.

While MFSNT and the Company have sold IRU's that constitute virtually all the usuable value of the network, MFSNT is still the legal owner and responsible for property taxes assessed on the network. Ownership of the On-NYSTA portion of the network automatically transfers to NYSTA after twenty years. Consistent with the concept of having sold the network, MFSNT accrued and expensed, prior to the acquisition, the estimated present value of future property taxes that would be payable over the twenty-year term of the agreements. The Company recorded this liability in purchase accounting at approximately $15.0 million, using a discount rate of 15%. Amortization of the discount is included in interest expense and amounted to $2.3 million and $0.8 million for the years ended October 31, 1999 and 1998, respectively.

Prospective Accounting for Sales of Iru's: FIN 43 broadens the definition of real estate and will likely require that some or all elements of fiber optic networks (e.g., right-of-way and conduit) must now be defined as real estate and revenue recognition criteria for the sale or lease of IRU's will be provided by SFAS No. 66,

"Accounting for Sales of Real Estate." SFAS 66 is a different accounting model and is likely to result in the deferral and amortization of both costs and revenues related to network assets that would have previously been accounted for as described above. Among other requirements, SFAS 66 requires title to transfer to the buyer for up-front revenue recognition to be appropriate. FIN 43 is effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Consequently, none of the transactions entered into by MFSNT prior to July 2, 1998, or the conduit sale closed by the Company in April 1999 are subject to those provisions. However, for transactions subsequent to June 30, 1999, the Company will be required to apply the guidance of FIN 43.

Much of the conceptual basis for the IRU accounting historically followed by MFSNT is that the arrangements for use of the conduit qualify for revenue recognition as sales-type leases under SFAS No. 13. No part of the transaction was viewed as a "real estate" transaction, so the legal transfer of title to the "leased" assets was not considered determinative as to whether or not the transactions could be recorded as sales versus operating leases.

9.       INVESTMENT IN KANAS (HELD FOR SALE):

An equity interest in Kanas was acquired in the MFSNT Acquisition, and has been held for sale since that time. The original carrying value of the Company's interest in Kanas, which was assigned in purchase accounting, represents the net proceeds originally expected to be received from the sale of Kanas stock and was based, in part, on active negotiations with potential buyers.

The Company is a 25% owner of Kanas, with the remaining 75 percent owned by native corporations of Alaska. Kanas was established by its shareholders with a $100,000 total equity contribution ($25,000 per shareholder) to construct a telecommunications network along the Alaskan Pipeline system between Prudhoe Bay, Alaska and Valdez, Alaska (the "Alyeska Network"). MFSNT had been contracted by Kanas to build the fiber optic network which cost in excess of $83.0 million and was funded by Kanas through a credit agreement that is guaranteed by WorldCom.

While Kanas provided MFSNT with notice of substantial completion in December 1998, the owner of the Alyeska Network has yet to give Kanas final acceptance of the system and significant outstanding claims exist among the parties. As described in Note 4, "Review By the Securities and Exchange Commission," Note 5, "Acquisitions," and Note 10, "Reserves For Losses on Uncompleted Contracts," reserves were provided in purchase accounting for estimated amounts payable by the Company to complete the project and settle outstanding claims. While MFSNT has outstanding claims against Alyeska for work it believes was outside the scope of the contract of at least $15.8 million, no recognition has been given to those claims in the accompanying consolidated financial statements as resolution of those matters remains uncertain. The construction costs incurred by MFSNT significantly exceeded the revenues recognizable under the contract terms.

Kanas owns and is responsible for maintaining the Alyeska Network. While the Company does not participate in the day-to-day management of Kanas, Kanas has contracted with MFSNT to operate and maintain the Alyeska Network for 15 years. The term of the Kanas O&M agreement began in December 1998. To date, service contract revenues have been insufficient to cover costs of performance and are not projected to be sufficient to do so for at least the foreseeable future. As described in Note 2, "Summary of Significant Accounting Policies," and Note 4, "Review By the Securities and Exchange Commission," these operating losses are being recognized as incurred.

As of October 31, 1999, the unaudited financial statements of Kanas reflected total assets, liabilities and net deficit of $80.1 million, $87.8 million and $7.7 million, respectively. The deficit includes approximately $8.9 million of network depreciation. Management has been informed that as of October 31, 1999, Kanas was current with respect to payment of interest on its debt, but it was in technical default of loan covenants and has been assessed interest at a default rate.

At the date of the acquisition of MFSNT, the Company anticipated a near-term sale of its interest in Kanas. Accordingly, the estimated amount expected to be realized on sale was allocated to this investment in purchase accounting and, in accordance with the guidance of EITF Issue 87-11, "Allocation of Purchase Price to Assets to be Sold," the equity method of accounting was not employed. However, the anticipated final acceptance of the network by Alyeska has yet to occur and the timing of any sale of this interest by the Company is uncertain. Consequently, effective one year from the date of acquisition, the Company began to apply equity method accounting to this investment based on the guidance of EITF Issue 90-06, "Accounting for Certain Events Not Addressed in EITF 87-11 Relating to an Acquired Operating Unit to be Sold."

In addition to equity in losses of Kanas, the Company is amortizing the difference between the carrying value of the Kanas investment and its net equity of Kanas over 19 years which is the remaining goodwill life related to the acquisition of MFSNT. The amount of loss the Company recorded against the carrying value of the asset was approximately $0.4 million, while the associated amortization of the difference in carrying value was $0.2 million.

During the construction of the Alyeska Network, which was completed in December 1998, Kanas was a development-stage company. The Company has received no dividends from Kanas.

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at October 31, 1999 was approximately $87.5 million.

10.      RESERVES FOR LOSSES ON UNCOMPLETED CONTRACTS:

At July 2, 1998, MFSNT had $11.7 million of reserves for losses on uncompleted contracts recorded on its balance sheet. Through the Company's due diligence efforts, the Company estimated the need for reserves for contract losses of $40.5 million, resulting in a $28.8 million adjustment through purchase accounting. Together these reserves relate to specific MFSNT jobs identified by the Company as Loss Jobs. Revenues and costs recognized in the Company's consolidated statement of operations related to these identified Loss Jobs subsequent to the acquisition date have resulted in no net margin as all losses were recorded against the reserve balance. The Company utilized the reserves for losses on uncompleted contracts only on those jobs identified as Loss Jobs at the date of acquisition. The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):

                                           Network   Transportation
                                           Services     Services         Total
--------------------------------------------------------------------------------
Previously recorded by MFSNT (1)            $6,100        $5,600        $11,700
Purchase accounting adjustments (1)         10,166        18,634         28,800
--------------------------------------------------------------------------------
Adjusted balance, July 2, 1998 (1)          16,266        24,234         40,500
Amount utilized                             (8,237)       (6,873)       (15,110)
--------------------------------------------------------------------------------
Balance, October 31, 1998                    8,029        17,361         25,390
Valuation adjustments (2)                    2,463        (3,082)          (619)
Amount utilized                             (4,789)      (11,362)       (16,151)
--------------------------------------------------------------------------------
Balance, October 31, 1999                   $5,703        $2,917         $8,620
--------------------------------------------------------------------------------

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

(2) The valuation adjustments recorded during the fiscal year ended October 31, 1999, were the result of final projected cost estimates on previously identified Loss Jobs unavailable at the date of acquisition.

11.       DEBT:

The Company's debt consists of the following at October 31, (in thousands):

                                                                                                    1999       1998
----------------------------------------------------------------------------------------------------------------------
Revolving Credit Facility with bank that is currently in default which gives the lender the right to accelerate payment, maturing November 2000, interest payment dates and rates vary
(9.61 percent at October 31, 1999, including default interest of 2 percent and 7.69 percent
at October 31, 1998), secured by the Company's existing and future restricted subsidiaries        $35,000     $35,000


Note payable to WorldCom maturing November 2000, interest is payable quarterly at an annual rate of 11.5 percent. Subsequent to October 31, 1999, $25.5 million was converted to common
stock. Refer to Note 23, "Subsequent Events."                                                      30,000      30,000

Senior Subordinated Notes, repaid during fiscal year 1999, original agreement provided for annual payments of $5.0 million January 6, 2004 and 2005, 12.0 percent interest per annum, in
arrears, paid semi-annually                                                                            --      10,000

Notes payable                                                                                         303         860
----------------------------------------------------------------------------------------------------------------------
                                                                                                   65,303      75,860

Capital leases                                                                                      1,069       1,350
----------------------------------------------------------------------------------------------------------------------
                                                                                                   66,372      77,210
Less discount on Senior Subordinated Notes                                                             --      (1,087)
----------------------------------------------------------------------------------------------------------------------
                                                                                                   66,372      76,123
Less current portion                                                                               35,754      14,438
----------------------------------------------------------------------------------------------------------------------
Long-term debt, non-current portion                                                               $30,618     $61,685
----------------------------------------------------------------------------------------------------------------------

CREDIT FACILITIES

On June 11, 1998, the Company obtained a $35.0 million three-year senior secured revolving credit facility ("Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw the Company makes thereunder. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, minimum fixed charge coverage, interest coverage, as well as limitations on total debt and dividends to shareholders. The Credit Facility is secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. On June 30, 1998, the Credit Facility was amended to include (i) the Company's acquisition of MFSNT and the related financing of such transaction, (ii) changes in financial covenants related thereto, and (iii) other amendments relating to investments, pledging and intercompany matters. At October 31, 1998, and thereafter, the Company was in violation of certain of the covenants in the Credit Facility, which were subsequently waived through November 1, 1999.

At October 31, 1999, the Company is in technical default of certain provisions of the Credit Facility. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current liability in the accompanying October 31, 1999, consolidated balance sheet. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances.

WORLDCOM NOTE

In conjunction with the acquisition of MFSNT, the Company executed a $30.0 million promissory note to WorldCom ("WorldCom Note"). Subsequent to October 31, 1999, the Company entered into an agreement with WorldCom to convert approximately $25.5 million of the WorldCom Note into the Company's Common Stock. The Company issued a note for the difference between the $30.0 million and $25.5 million with interest at 11.5 percent per annum due February 2001. Refer to Note 23, "Subsequent Events."

SENIOR SUBORDINATED NOTES

Effective January 6, 1998, the Company issued $10.0 million of unsecured 12 percent Senior Subordinated Notes due January 6, 2005 (the "Senior Subordinated Notes") with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share, which were valued at approximately $1.2 million resulting in a corresponding discount applicable to the Senior Subordinated Notes.

In February 1999, the Company repurchased the Senior Subordinated Notes for approximately $11.6 million using part of the proceeds from the WorldCom Advance described in Note 12, "WorldCom Advance." The purchase of

Senior Subordinated Notes resulted in an extraordinary loss on the early extinguishment of debt of approximately $3.0 million, net of tax of zero.

AGGREGATE MATURITIES

The aggregate maturities of long-term debt and capital leases for years subsequent to October 31, 1999, are as follows:

2000                                                $35,754
2001                                                 30,321
2002                                                     75
2003                                                     19
2004                                                     19
Thereafter                                              184
------------------------------------------------------------
                                                    $66,372
------------------------------------------------------------

12.       WORLDCOM ADVANCE:

In February 1999, WorldCom advanced the Company $32.0 million ("WorldCom Advance") as an advance against amounts otherwise payable by WorldCom to the Company pursuant to the WorldCom Master Services Agreement. The proceeds of the WorldCom Advance were used to facilitate the purchase of 2,785 shares, or approximately 78% of the outstanding shares of Series B Preferred Stock (refer to Note 14, Preferred Stock), and the purchase of the outstanding Senior Subordinated Notes.

The WorldCom Advance bears no interest and is subordinate to the Credit Facility. Payments under the WorldCom Advance were further subordinated to liabilities associated with certain construction projects that are expected to be completed during fiscal 2001.

The WorldCom Advance agreement also provides for additional advances to the Company through November 30, 1999, of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement. These additional advances are non-interest bearing and, subject to the subordination agreements described above, include a stated date for repayment to WorldCom of November 30, 2000. To date, the Company has not received any additional advances against the $15.0 million available.

13.       COMMITMENTS AND CONTINGENCIES:

LITIGATION

In 1998, SIRIT Technologies, Inc. ("SIRIT") filed a lawsuit in the United States District Court for the Southern District of Florida, against the Company and Thomas M. Davidson, who subsequently became a member of the Company's Board of Directors. SIRIT asserts claims against the Company for tortuous interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of MFSNT and seeks injunction relief and compensatory damages in excess of $100.0 million.

In 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and certain of its officers. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees.

In 1997, Bayport Pipeline, Inc. ("Bayport") filed a lawsuit against MFSNT seeking a declaratory judgment concerning the rights and obligations of Bayport and MFSNT under a Subcontract Agreement that was entered into on May 1, 1997 related to the NYSTA contract. The matter was referred to arbitration in January 1999. The total amount sought was not less than $5.5 million and subsequent to October 31, 1999, was increased to $19 million.

In 1997, U.S. Public Technologies, Inc. ("USPT") filed a lawsuit in the United States District Court for the Southern District of California, (San Diego), against MFSNT for breach of contract, breach of an alleged implied covenant of good faith and fair dealing, tortuous interference, violation of the California Unfair Competition Act, promissory estoppel and unjust enrichment in connection with a Teaming Agreement between MFSNT and USPT concerning the Consortium Regional Electronic Toll Collection Implementation Program in the state of New Jersey. In this lawsuit, USPT seeks actual damages in excess of $8.5 million and unspecified exemplary damages. Discovery has not yet commenced in this lawsuit.

In 1999, Newbery Alaska, Inc. ("Newbery") filed a demand for arbitration seeking approximately $3.8 million. This dispute arises out of Newbery's subcontract with MFSNT related to the fiber optic network constructed by MFSNT for Kanas. Newbery's claims are for the balance of the subcontract, including retainage and disputed claims for extras based on alleged deficiencies in the plans and specifications and various other alleged constructive change orders. The parties are currently conducting discovery. Arbitration hearings on this matter should take place in the spring or summer of 2000.

In 1998, Alphatech, Inc. ("Alphatech") filed a lawsuit in the U.S. District Court in Massachusetts. This suit alleges ten counts, including breach of Teaming Agreements on the E-470 project and the New Jersey Regional Consortium project, breach of implied duty of good faith and fair dealing on both projects, misappropriation of trade secrets, deceit, violation of Massachusetts General Laws Chapter 93A, promissory estoppel, quantum meruit, and unjust enrichment. Alphatech's claim is for $15 million. A hearing for a summary judgment is scheduled in May 2000.

In 1998, T.A.M.E. Construction, Inc. ("TAME") sued for breach of contract, promissory estoppel, discrimination and defamation related to certain contracts performed by GEC. TAME alleges that it was wrongfully terminated as a subcontractor. TAME claims contract damages in the amount of $250,000, punitive damages for discrimination of $1,000,000 and defamation damages of an additional $1,000,000. GEC has moved for summary judgment. This matter is not set for trial.

The Company is subject to a number of shareholder and other lawsuits and claims for various amounts which arise out of the normal course of its business. The Company intends to vigorously defend itself in these matters. The disposition of all pending lawsuits and claims is not determinable and may have a material adverse effect on the Company's financial position.

CONTRACTS

The Company has and will continue to execute various construction and other contracts which may require the Company to, among other items, maintain specific financial parameters, meet specific milestones and post adequate collateral generally in the form of performance bonds. Failure by the Company to meet its obligations under these contracts may result in the loss of the contract and subject the Company to litigation and various claims, including liquidated damages. WorldCom continues to provide performance bonds on certain contracts acquired in the acquisition of MFSNT.

LEASED PROPERTIES

As of October 31, 1999, the Company leased office space and equipment under various noncancellable long-term operating lease arrangements. Rental expense for operating leases amounted to approximately $2.3 million, $2.4 million and $0.8 million for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

During fiscal year 1999, the Company leased certain equipment under capitalized lease agreements, which have been included in Property and Equipment. Cost and accumulated amortization of such assets as of October 31, 1999, totaled $3.2 million and $1.8 million, respectively.

Future minimum lease payments required under operating and capital leases with initial terms in excess of one year are as follows (in thousands):

YEARS ENDING OCTOBER 31,                                                          CAPITAL LEASES       OPERATING LEASES
-----------------------------------------------------------------------------------------------------------------------


2000                                                                                  $  707               $ 3,549
2001                                                                                     488                 2,573
2002                                                                                      60                 1,938
2003                                                                                      --                 1,386
2004                                                                                      --                   811
Thereafter                                                                                --                    --
-----------------------------------------------------------------------------------------------------------------------
         Total minimum lease payments                                                 $1,255               $10,257
-----------------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments                                           $1,069
Less current installments or obligations under capital leases                            707
--------------------------------------------------------------------------------------------
Obligations under capital leases, excluding current installments                      $  362
--------------------------------------------------------------------------------------------

14.       PREFERRED STOCK:

SERIES A PREFERRED

Effective December 20, 1996, the Company completed a private placement transaction of 1,000 shares of $10 par value, Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 200,000 shares of the Company's common stock at $9.82 per share. Proceeds from the offering totaled $6.0 million. Each share of Series A Preferred Stock was convertible into shares of the Company's common stock after April 30, 1997, at the lesser of $9.82 per share or at a discount (increased to a maximum of 20 percent for conversions after December 20, 1997) of the average closing bid price of a share of common stock for three days preceding the date of conversion. The Company recognized the discount attributable to the beneficial conversion privilege of approximately $1.3 million by accreting the amount from the date of issuance, December 20, 1996, through the last date the discount rate increase could occur, December 20, 1997, as an adjustment of net income attributable to common shareholders. This accretion adjustment, which also represents the adjustment needed to accrete to the redemption value of the Preferred Stock, resulted in a charge to retained earnings and accompanying credit to the Preferred Stock. The Preferred Stock accrued dividends at an annual rate of five percent and was payable quarterly in arrears in cash or through a dividend of additional shares of Preferred Stock.

During fiscal 1998, all remaining Series A Preferred Stock was converted into common stock pursuant to the terms thereof and the related number of warrants was reduced to 62,000, due to either conversion or forfeiture.

SERIES B PREFERRED

Effective June 30, 1998, the Company completed a private placement transaction of 4,000 shares of $0.10 par value, non-voting Series B Convertible Preferred Stock bearing an annual dividend rate of four percent (the "Series B Preferred Stock") and warrants to purchase 1,000,000 shares of the Company's common stock at a then exercise price of $19.80 per share (the "Series B Preferred Stock Warrants"). The net proceeds from the transaction, after transaction costs of $1.9 million, totaled $18.1 million. The Series B Preferred Stock Warrants are exercisable for a five-year period commencing June 30, 1998, and were assigned a value of $5.4 million on the date of the transaction.

The Series B Preferred Stock was convertible immediately into shares of the Company's common stock at 97 percent of the trading price of the common stock, determined by a prescribed calculation, immediately preceding the conversion date. The conversion amount of each share of Series B Preferred Stock was equal to its face value of $5,000, plus any unpaid dividends thereon. The proceeds from the Series B offering were allocated as follows (in millions):

Gross offering proceeds (face value of preferred stock)                                 $20.0
Offering costs                                                                           (1.9)
Value of Series B Preferred Stock warrants issued                                        (5.4)
-----------------------------------------------------------------------------------------------------------
Amount attributable to preferred stock and beneficial conversion privilege               12.7        $12.7
Value of common stock issuable on conversion (face value divided by 97%)                   --         20.6
-----------------------------------------------------------------------------------------------------------
Amount deemed paid for the beneficial conversion privilege                               (7.9)       $(7.9)
-----------------------------------------------------------------------------------------------------------
Amount deemed paid for Series B Preferred Stock                                          $4.8
-----------------------------------------------------------------------------------------------------------

Because the Series B Preferred Stock was immediately convertible, the discount attributable to the beneficial conversion privilege was fully amortized at the date of issue and reflected as a reduction in income applicable to common stock for the year ended October 31, 1998.

In September 1998, 436 shares of the Series B Preferred Stock were converted to approximately 1.0 million shares of the Company's common stock.

The terms of the Series B Preferred Stock provided that if certain events of default occurred, the holders could require the Company to redeem their shares for cash at a premium price. During the first quarter of fiscal 1999, the Company was deemed to be in technical violation of the Series B Preferred Stock due to its failure to have a registration statement declared effective by December 27, 1998, covering the common stock underlying the Series B Preferred Stock and Warrants. During the first quarter of fiscal 1999, the holders of the Series B Preferred Stock notified the Company of their intent to exercise their redemption rights, however, the notice was subsequently deferred. The carrying value of the Series B Preferred Stock was excluded from shareholders' equity at October 31, 1998.

In February 1999, the Company purchased 2,785 shares of the Series B Preferred Stock from the original holders for $18.9 million. The transaction was treated as a repurchase of the shares and the related beneficial conversion feature. The excess of the amount paid over the carrying value of the preferred stock and the intrinsic value of the beneficial conversion privilege was recognized as an additional loss applicable to common stock of approximately $4.5 million. The holders of the remaining shares agreed to either waive all outstanding defaults under the remaining Series B Preferred Stock or refrain from exercising any remedies with respect to any such outstanding defaults until May 18, 1999. During such period of time, the Company agreed to use its best efforts to have a registration statement declared effective. Subsequent to May 18, 1999, the Company received further extensions. As of October 31, 1999, the Company has not been successful in getting a registration statement declared effective related to the remaining Series B Preferred Stock.

In connection with the repurchase of the Series B Preferred Stock shares in February 1999, the Company agreed to a modification of the conversion price with respect to the remaining 779 shares of Series B Preferred Stock. The conversion price was changed to a fixed amount of approximately $3.50 per share, which was further reduced by 1.5 percent per month until a registration statement was declared effective. The modification of the conversion price of the remaining 779 shares of Series B Preferred Stock resulted in a charge to income applicable to common stock of approximately $6.4 million in the second quarter of fiscal 1999.

In February 1999, the Company also agreed to certain modifications in the conversion price of the Series B Preferred Stock Warrants. The conversion price of warrants to purchase 370,000 shares of the Company's common stock was reduced to $13.25 per share and the conversion price of warrants to purchase 630,000 shares of the Company's common stock was reduced to $13.50 per share. The modification of the conversion prices of the Series B Preferred Stock Warrants resulted in a charge to income applicable to common stock of approximately $1.9 million in the second quarter of fiscal 1999. The charge was determined based on valuation of the Series B Preferred Stock warrants immediately before the modification and immediately after the modification using a Black Scholes pricing model.

In May 1999, the Company repurchased the warrants to purchase 630,000 shares of the Company's common stock for approximately $1.9 million, which amount was approximately $2.7 million less than the previous valuations of those warrants that was made when the warrants were issued and modified.

In May 1999, the Company acknowledged that it was in default on the Series B Preferred Stock and agreed that further punitive default provisions included in the terms of the Series B Preferred Stock had been triggered. Those provisions effectively allowed the holders to convert their shares to common stock and put the common stock to the Company for a redemption price per common share of $12.125. Because of the put provision being invoked, the carrying value of the Series B Preferred Stock was adjusted in May 1999 to reflect the calculated redemption value. As the conversion price is decreased by 1.5 percent per month, additional common shares issuable on conversion have been calculated and the redemption amount has been increased as additional charges against income applicable to common stock. As of October 31, 1999, the calculated redemption price was approximately $16.3 million. The recharacterization of the Series B Preferred Stock as a cash obligation of the Company resulted in charges to income applicable to common stock of approximately $6.2 million and $1.0 million in the third and fourth quarters of fiscal 1999, respectively.

A summary of the above described transactions and their effects on equity and income applicable to common stock is presented below (amounts in $millions):

                                                                                        Additional
                                                             Series B                    Paid-in      Charged to
                                                              Stock        Warrants      Capital       Earnings
-----------------------------------------------------------------------------------------------------------------
Proceeds from Series B offering                                $12.7          $5.4         $7.9          $ (7.9)
Conversion of 436 Series B shares                               (1.4)           --          1.4              --
-----------------------------------------------------------------------------------------------------------------
Balances at October 31, 1998                                    11.3           5.4          9.3            (7.9)
                                                                                                         --------
Repurchase of 2,785 Series B shares                             (8.9)           --         (5.5)           (4.5)
February 1999 modifications of terms-
     Additional embedded dividend                                 --            --          6.4            (6.4)
     Additional warrant valuation                                 --           1.9           --            (1.9)
Repurchase of 630,000 warrants for $1.9 million                   --          (4.6)         2.7              --
May 1999 recharacterization of Series B Stock as put
liability                                                       13.9            --         (8.0)           (5.9)
                                                                                                         --------
Total charged to earnings, year ended October 1999                                                        (18.7)
-----------------------------------------------------------------------------------------------------------------
Balances at October 31, 1999                                   $16.3          $2.7         $4.9          $(26.6)
-----------------------------------------------------------------------------------------------------------------

As described in Note 23, "Subsequent Events," the Company repurchased the remaining Series B Preferred Stock in February 1999. At October 31, 1999, the original warrants to purchase 370,000 shares of the Company's common stock remain outstanding.

15.      STOCK OPTIONS AND OTHER STOCK AWARDED TO EMPLOYEES:

In fiscal 1996, the Company's shareholders adopted a stock option plan for the issuance of up to 550,000 shares which included provisions for both incentive and non-qualified stock options (the "Stock Option Plan") and which expires on September 19, 2005. On April 24, 1998, the Company's shareholders amended the Stock Option Plan to increase the aggregate number of shares of Common Stock issuable under the Stock Option Plan from 550,000 to 1,300,000. The Company intends to file a registration statement under the Securities Act of 1933 to register these 750,000 additional shares of Common Stock reserved for issuance under the Stock Option Plan.

Stock options are generally granted with an exercise price equal to the fair market value of the Common Stock as of the date of grant. All outstanding options have an option term ranging from 3 to 10 years with an average outstanding life of 4.8 years as of October 31, 1999. Vesting terms range from immediately vested to three year vesting terms. Stock options are summarized below (shares in thousands):

                                                1999                         1998                       1997
------------------------------------------------------------------------------------------------------------------------
                                                    Option Price                Option Price               Option Price
                                          Shares     Per Share         Shares    Per Share         Shares    Per Share
------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year               664     $6.20-$14.00       372     $6.00-$7.81         160    $5.75-$6.88
Grants                                     1,134      5.75-9.94         592      5.34-14.00         323     6.00-7.81
Exercises                                    (79)     5.75-7.25        (212)     5.34-7.81          (72)    6.00-6.88
Cancellations                               (647)     5.75-14.00        (88)     6.38-7.81          (39)    5.88-7.81
------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                   1,072      5.75-9.94         664      6.20-14.00         372     6.00-7.81
------------------------------------------------------------------------------------------------------------------------
Options exercisable, end of year             652      5.75-9.94          91      6.20-14.00          95     6.00-7.81
------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
     options granted during the
     year                                                  $6.61                      $8.56                $        --
------------------------------------------------------------------------------------------------------------------------

                      Options Outstanding                                 Options Exercisable
--------------------------------------------------------------------------------------------------
                                    Weighted
                                     Average                                           Weighted
   Range of          Number         Remaining         Average           Number         Average
Exercise Prices   Outstanding   Contractual Life   Exercise Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------
  $5.75-$5.75           780           4.81             $5.75               507          $5.75
   6.00- 7.25            90           5.31              7.04                67           6.97
   7.43- 8.75            67           8.73              8.05                32           7.57
   9.94- 9.94           135           2.73              9.94                46           9.94
--------------------------------------------------------------------------------------------------
  $5.75-$9.94         1,072           4.84             $6.59               652          $6.34
--------------------------------------------------------------------------------------------------

The Board of Directors has committed to issue, subject to shareholder approval, approximately 1.6 million options with strike prices ranging from $5.75 to $8.00 to directors, officers and consultants. The Company may report significant compensation expense at or subsequent to the date of shareholder approval, if and when obtained, for any excess of the fair market value at that date over the strike prices of these options. The Company will occasionally issue options to consultants. The expense related to options granted to consultants was approximately $0.1 million in 1999 based on the fair value of the services or the options in accordance with SFAS No. 123.

The Company accounts for stock options in accordance with APB No. 25. SFAS 123 requires supplemental disclosure of stock-based compensation determined based on the fair value of options as of the date of grant. The compensation so determined is recognized for pro forma purposes over the vesting period of the options. For the purpose of determining the pro forma amounts shown below, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1999, 1998 and 1997, respectively; risk-free interest rates of 5.97 percent, 5.40 percent, 5.65 percent; dividend yield of zero percent for each year; expected lives of 1.5 years, two to six years and two years; volatility of .59, .549-.561 and .463. Had compensation expense been recognized in accordance with SFAS No. 123 the Company's income (loss) applicable to common stock would approximate the pro forma amounts shown below (in thousands except per share amounts):

                                                  Year Ended October 31,
-----------------------------------------------------------------------------
                                              1999        1998         1997
-----------------------------------------------------------------------------
Income (loss) applicable to common stock:
     As reported                            (36,758)     (5,840)       1,331
     Pro forma                              (38,302)     (7,303)       1,121
Diluted income (loss) applicable to
  common stock per share:
     As reported                             $(3.10)     $(0.59)       $0.16
     Pro forma                                (3.23)      (0.74)        0.13

Subject to shareholder approval, the Board of Directors has approved a grant of 50,000 shares of common stock to the Company's Chief Executive Officer ("CEO") at no cost to him. The Board has also approved the payment by the Company of taxes that will be payable by the CEO with respect to the grant. When and if shareholder approval is received, the Company will recognize compensation expense, the amount of which may be significant, for the fair market value of the shares, on the date of shareholder approval, and cash paid to tax protect the CEO.

16.      FIBER MARKETING RIGHTS:

The following fiber optic network construction projects were executed by MFSNT prior to the July 1998 acquisition of MFSNT and contain continuing fiber marketing rights:

Bay Area Rapid Transit (San Francisco Bay Area) ("BART"). The network was fully constructed at the date of acquisition and the Company has no ownership rights. It does have a right to market excess capacity on the system and is entitled to receive commissions from BART based on a percentage of any resulting user fees received by BART. During the years ended October 31, 1999 and 1998, commissions of approximately $0.4 million and $0.3 million were earned by the Company under this arrangement.

Illinois State Toll Highway Authority ("ISTHA"). This conduit network was under construction at the date of acquisition and the Company has no ownership rights. The Company does have marketing rights and is entitled to a percentage of user fees successfully negotiated on behalf of ISTHA. The Company can also separately negotiate with users for installation of fiber and electronic equipment. During the years ended October 31, 1999 and 1998, the Company earned commissions of $2.0 million and $1.2 million. Revenues from separate installation contracts with the users were approximately $10.1 million and zero during the fiscal years ended October 31, 1999 and 1998, respectively.

17.      FINANCIAL ADVISORY SERVICES:

Two related firms, L. Dolcenea, Inc. and Platinum Advisory Services, Inc., were paid approximately $1.0 million by the Company for various advisory services during the year ended October 31, 1999, including services related to extensions of default waivers under the Series B Preferred Stock. L. Dolcenea, Inc. was also paid $1.0 million by the Company in July 1998 related to the original issuance of the Series B Preferred Stock. The services billed to the Company include assistance with negotiation of a proposed settlement with SIRIT (Refer to Note 13, "Commitments and Contingencies"), involvement with potential business acquisitions, obtaining officers and directors' liability insurance for the Company and proposals for the issuance of additional securities by the Company with terms similar to the Series B and Series C Preferred Stock. Amounts paid include both amounts designated as retainers and success fees. The Company may be committed to pay these advisors additional amounts or issue warrants to them for the purchase of the Company's common stock related to future transactions for which the advisors may claim compensation.

These advisors were paid an additional $1.7 million in February 2000, at the time of conversion and redemption of the remaining outstanding Series B Preferred stock and issuance of the Series C Preferred Stock. These advisors also received 75,000 warrants to acquire the Company's common stock. Refer to
Note 23, "Subsequent Events"

18.      DEFINED CONTRIBUTION RETIREMENT PLAN AND POST-EMPLOYMENT OBLIGATIONS:

The Company sponsors a defined contribution retirement plan covering substantially all employees of the Company. Participants may contribute up to fifteen percent of their annual salaries, subject to certain limitations, as pre-tax salary deferral. The Company makes certain matching and service related contributions to the plan that totaled approximately $0.7 million during the fiscal year ended October 31, 1999.

During the fiscal year ended October 31, 1999, the Company executed deferred compensation arrangements with two former directors that provide for payments to them of $60,000 to $75,000 per year plus fringe benefits for the number of years equal to the years of service, subject to a minimum of ten years. During the fiscal year ended October 31, 1999, the Company incurred expense of approximately $0.8 million related to these arrangements and paid benefits to one former employee of $0.1 million. The present value of these future obligations, $0.8 million, was accrued as of October 31, 1999.

19.      INCOME TAXES:

An analysis of the components of income (loss) before income taxes and minority interest is presented below for the fiscal years ended October 31 (amounts in thousands):

                                 1999         1998        1997
-----------------------------------------------------------------
Domestic                       $(18,285)      $6,084      $3,304
Foreign                             656          453         573
-----------------------------------------------------------------
                               $(17,629)      $6,537      $3,877
-----------------------------------------------------------------

The provision (benefit) for income taxes is composed of the following for the fiscal years ended October 31 (in thousands):

                                               1999        1998          1997
------------------------------------------------------------------------------
Current:
     Federal                                  $(540)      $1,937         $ --
     State                                      402          751           --
------------------------------------------------------------------------------
                                               (138)       2,688           --
------------------------------------------------------------------------------
Deferred:
     Federal                                  4,003          792          657
     State                                      149          (75)          70
     Change in valuation allowance           (4,152)          --           --
------------------------------------------------------------------------------
                                                 --          717          727
------------------------------------------------------------------------------
Total provision (benefit) for income taxes    $(138)      $3,405         $727
------------------------------------------------------------------------------

The difference between the provision (benefit) for income taxes computed at the statutory federal income tax rate and the financial statement provision (benefit) for income taxes is summarized as follows for the fiscal year ended October 31:

                                          1999          1998         1997
--------------------------------------------------------------------------
Expected statutory amount                (34.0)%        34.0%        34.0%

Change in valuation allowance             26.4            --           --
Non-deductible goodwill                    4.7           4.0          4.0
Foreign operations, net                    3.0           4.0        (20.0)
State income taxes                         1.5           7.0          0.2
Other                                     (2.4)          3.0          3.8
--------------------------------------------------------------------------
Actual tax provision (benefit)            (0.8)%        52.0%        22.0%
--------------------------------------------------------------------------

Deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these differences are as follows at October 31 (amounts in thousands):

                                                              1999        1998
--------------------------------------------------------------------------------
Current deferred tax assets (liabilities):
     Allowance for doubtful accounts                         $1,243        $312
     Accrued liabilities                                      1,029          --
     Other                                                      (25)        747
--------------------------------------------------------------------------------
                                                              2,247       1,059
--------------------------------------------------------------------------------
Non-current deferred tax assets (liabilities):
     Property and equipment                                  (3,183)       (755)
     Net operating loss (NOL) carryforwards                   2,806          --
     Stock appreciation rights payable                          744          --
     Accrued liabilities                                        389          --
     Other                                                      204         (39)
--------------------------------------------------------------------------------
                                                                960        (794)
--------------------------------------------------------------------------------
Net deferred tax asset prior to valuation allowance           3,207         265
Valuation allowance                                          (3,207)         --
--------------------------------------------------------------------------------
                                                              $  --        $265
--------------------------------------------------------------------------------

At October 31, 1997, the Company had NOL carryforwards for Federal income tax purposes of approximately $3.3 million. These NOL carryforwards were fully utilized in fiscal year 1998. During fiscal 1999, the Company had a NOL for income tax purposes of approximately $9.7 million, approximately $2.0 million of which will be carried back to fiscal 1998 and the remainder of approximately $7.7 million will be carried forward and will expire in 2019. A valuation allowance of $3.2 million has been recognized at October 31, 1999, due to the uncertainty that the Company will realize the income tax benefit from its net deferred tax assets.

20.      RELATED-PARTY TRANSACTIONS:

In payment of certain finders fees associated with the acquisition of MFSNT, the Company issued a three-year, 10 percent note for $1.3 million to a third party who subsequently became a member of the Company's Board of Directors. At October 31, 1998, the outstanding balance of this note was $1.2 million and is reflected in current liabilities in the accompanying consolidated balance sheet. During the year ended October 31, 1999, the Company issued 118,000 shares of Common Stock to the Director in payment of the then remaining balance of the note of $0.8 million.

In November 1997, a subsidiary of the Company assumed the obligations of Ten-Ray Utility Construction, Inc. ("Ten-Ray"), a North Carolina corporation, as contractor under two network construction contracts and paid the costs Ten-Ray had accrued under the contracts of approximately $0.1 million. On January 30, 1998, the Company purchased from Ten-Ray certain construction equipment used in connection with the contracts. The purchase price for the equipment was the satisfaction of Ten-Ray's bank loans secured by the equipment in the amount of $0.3 million, including principal and interest, which in the opinion of the executives of the subsidiary was not more than the fair market value of the equipment at the time of this transaction. The Company's then Chief Financial Officer, beneficially owned approximately 7.7 percent of the voting stock of Ten-Ray and had personally guaranteed the equipment loans to the bank.

21.      SEGMENT INFORMATION:

The Company currently operates primarily in two industry segments: network services and transportation services. Transportation services are conducted primarily in the United States with small projects in South America, Canada and Asia, while telecommunication network services are conducted both in the United States and Latin America. The Company manages and analyzes the operations of the Company in four separate groups, Network Services Group, Transportation Services Group, Construction Group and Communications Development Group. Subsequent to October 31, 1999, the Company established the Network Development Group. Refer to Note 1, "The Company," for descriptions of services provided by each operating group. The Company's international operations are primarily within the Communications Development Group and are immaterial to the Company's consolidated operations.

                                                          For the Fiscal Year Ended October 31,
------------------------------------------------------------------------------------------------------
                                                      1999                 1998                1997
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
Network Services                                    $260,354              $62,243               $  --
Transportation Services                               39,394               24,639                  --
Construction                                         113,948              125,270              82,171
Communication Development (International)              4,869                5,329               4,163
------------------------------------------------------------------------------------------------------
                                                    $418,565             $217,481             $86,334
------------------------------------------------------------------------------------------------------
Income (loss) from operations:
Network Services                                     $14,746               $6,272               $  --
Transportation Services                              (10,618)               2,586                  --
Construction                                          (5,730)               1,718               4,824
Communication Development (International)                346                  182                  17
Unallocated Corporate Overhead                          (628)                 651                  --
------------------------------------------------------------------------------------------------------
                                                     $(1,884)             $11,409              $4,841
------------------------------------------------------------------------------------------------------
Identifiable assets:
Network Services                                    $139,460             $159,660               $  --
Transportation Services                               50,178               48,830                  --
Construction                                          66,667               71,941              44,751
Communication Development (International)              3,813                4,496               2,509
Corporate                                              1,915                5,833               3,086
------------------------------------------------------------------------------------------------------
                                                    $262,033             $290,760             $50,346
------------------------------------------------------------------------------------------------------

The Company derives a significant portion of its revenues from a few large customers. Those customers are as follows:

                                                                          Revenue for the    Percentage of Total Revenues
                                                                            Fiscal Year      During The Fiscal Years Ended
                                                                               Ended                October 31,
             Customer                        Operating Group             October 31, 1999     1999       1998       1997
--------------------------------------------------------------------------------------------------------------------------
New Jersey Consortium              Transportation and Network Services        $78,515          18%         8%        --
WorldCom                                    Network Services                   61,636          15%        14%        --
Williams Communications, Inc.               Network Services                   49,621          12%         --        --
Cooper Tire Company                           Construction                     13,050           3%         6%       15%
Florida Power Corp.                           Construction                     13,514           3%         7%        9%
State of Illinois (ISTHA)                   Network Services                   11,680           2%         5%        --

MFSNT is party to multiple contracts with the New Jersey Consortium ("New Jersey Consortium Contracts") which includes the New Jersey Turnpike Authority, New Jersey Highway Authority, Port Authority of New York and New Jersey, South Jersey Transportation Authority and the State of Delaware Department of Transportation. The New Jersey Consortium Contracts provide for, among other items, MFSNT to construct and maintain a fully integrated automated toll collection system and supporting fiber optic network. The gross revenues the Company has or expects to receive from the New Jersey Consortium Contracts are estimated to be approximately $280.0 million. During the fiscal year ended October 31, 1999, the Company incurred net losses related to the New Jersey Consortium Contracts of approximately $4.0 million, including penalties of approximately $4.9 million associated with the failure to meet certain milestones provided for in the contracts. The Company is not currently incurring additional penalties related to the New Jersey Consortium Contracts. However, scheduled minimum payments due the Company for operation of the violations processing center have been deferred until certain work is completed by the Company and accepted by the Consortium and may not be recouped as minimum payments.

At October 31, 1999, the Company had billed and unbilled receivables of approximately $18.3 million and $20.4 million relating to the New Jersey Consortium, $10.9 million and $8.7 million relating to WorldCom and $6.2 million and $1.1 million relating to Williams Communications, Inc., respectively.

The loss of the New Jersey Consortium, WorldCom or any other such customers could have a material adverse effect on Able's business, financial condition and results of operations.

22. UNAUDITED QUARTERLY FINANCIAL DATA (amounts in thousands except per share data)

The fiscal 1999 quarterly unaudited amounts have been adjusted from amounts previously reported by the Company in their quarterly filings with the Securities and Exchange Commission. The adjustments relate to accounting errors discovered subsequent to October 31, 1999. Their nature and effects on the results of operations for each of the quarterly periods during fiscal 1999 are summarized below (in thousands, except per share data):

                                                                          As Reported    Adjustments       Adjusted
---------------------------------------------------------------------------------------------------------------------
First quarter:
         Revenues                                                           $91,777        $ 1,303         $93,080
         Operating income (loss)                                              5,363         (2,842)          2,521
         Net income (loss)                                                     (581)        (4,737)         (5,318)
         Income (loss) applicable to common stock                              (761)        (4,737)         (5,498)
         Income (loss) applicable to common stock per share                   (0.06)         (0.41)          (0.47)

Second quarter:
         Revenues                                                           124,481           (752)        123,729
         Operating income (loss)                                                536         (3,393)         (2,857)
         Net income (loss)                                                       41         (1,636)         (1,595)
         Income (loss) applicable to common stock                           (15,151)           845         (14,306)
         Income (loss) applicable to common stock per share                   (1.29)          0.07           (1.22)

Third quarter:
         Revenues                                                           102,562            219         102,781
         Operating income (loss)                                              6,546         (5,091)          1,455
         Net income (loss)                                                      161         (5,646)         (5,485)
         Income (loss) applicable to common stock                               122        (10,387)        (10,265)
         Income (loss) applicable to common stock per share                     .01          (0.88)          (0.87)

Fourth quarter:
         Revenues                                                            98,975             --          98,975
         Operating income (loss)                                             (3,003)            --          (3,003)
         Net income (loss)                                                   (5,662)            --          (5,662)
         Income (loss) applicable to common stock                            (6,689)            --          (6,689)
         Income (loss) applicable to common stock per share                   (0.56)            --           (0.56)

                                                                                               NET INCOME (LOSS) APPLICABLE
                                                                NET INCOME (LOSS)                      TO COMMON STOCK
                                                       ------------------------------------------------------------------------
                                                         FIRST       SECOND       THIRD         FIRST       SECOND      THIRD
                                                        QUARTER     QUARTER      QUARTER       QUARTER     QUARTER     QUARTER
                                                       ------------------------------------------------------------------------
Amounts previously reported                            $  (581)     $    41      $   161     $   (761)   $ (15,151)    $    122
                                                       ------------------------------------------------------------------------
Adjustments:

     WorldCom SAR obligation (1)                        (1,906)         821         (687)      (1,906)         821         (687)
     Improperly deferred costs (2)                        (763)      (2,382)      (2,778)        (763)      (2,382)      (2,778)
     Costs improperly charged against reserves (3)        (368)         282       (2,398)        (368)         282       (2,398)
     Prior year accrual adjustment (4)                    (957)          --           --         (957)          --           --
     Equipment impairment loss (5)                          --       (1,146)          --           --       (1,146)          --
     Tax effects of other adjustments (6)                 (118)         807          309         (118)         807          309
     Series B redemption and modification (7)               --           --           --           --        2,481       (3,338)
     Series B liquidation value adjustment (8)              --           --           --           --           --       (1,403)
     Other adjustments (9)                                (625)         (18)         (92)        (625)         (18)         (92)

                                                       ------------------------------------------------------------------------
     Total adjustments                                  (4,737)      (1,636)      (5,646)      (4,737)         845      (10,387)
                                                       ------------------------------------------------------------------------
Restated Amount                                        $(5,318)     $(1,595)     $(5,485)     $(5,498)    $(14,306)    $(10,265)
                                                       ------------------------------------------------------------------------

Quarterly adjustments:

(1) The obligation under the WorldCom SARs (Note 5) was calculated using a Black-Scholes option-pricing model. The obligation should have been accounted for at "intrinsic value" determined as the difference between the closing price of the Company's common stock on the balance sheet date and the strike price of $7.00.

(2) For the first three quarters, the Company deferred certain costs relating to its operation of the Violation Processing Center for the New Jersey Consortium that should have been expensed as incurred.

(3) Indirect costs were not consistently allocated to Transportation Services Group jobs. In addition, costs were charged against reserves for Loss Jobs that were not related to those jobs.

(4) A prior year consolidating adjustment to reduce accrued expenses was inappropriately not reversed in the preparation of the 1999 consolidations.

(5) An impairment loss for certain equipment for one of the Company's subsidiaries should have been recognized in the second quarter.

(6) The tax provision for all quarters has been restated, including reversal of approximately $1.2 million tax benefit originally offset against the extraordinary loss on the early extinguishment of debt.

(7) The February 1999 redemption of Series B Preferred Stock and the modification of the terms of the then remaining Series B shares was not correctly determined.

(8) The Series B Preferred Stock should have been reflected at its liquidation value upon recharacterization as a default obligation in May 1999 Refer to Note 14, "Preferred Stock"

(9) Other adjustments made as a result of the year-end audit affected the previously reported quarterly amounts as shown.

LONG-TERM SERVICE CONTRACTS

During the third quarter, an accrual of $8.4 million was made with an offsetting increase to goodwill for projected losses on long-term service contracts assumed as part of the acquisition of MFSNT for operation and maintenance of fiber networks. The contracts extend for fifteen to twenty years. Performance under these agreements, which were predominately executed in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments.
The appropriate accounting treatment for long-term service contracts of this nature is not clearly defined, particularly when the contracts have been assumed as part of a purchase business combination. However, based on the Company's ongoing discussions with the SEC, the Company believes the SEC does not believe accruals for future losses on these types of long-term service obligations are appropriate. The Company has also subsequently determined that such losses cannot be reasonably estimated due to potential changes in various assumptions. Consequently, the Company has determined the appropriate accounting for these obligations is to record any such losses in the periods in which the losses are incurred. The Company has restated its quarterly results for the first, second and third quarters of 1999 to reflect these losses as incurred and to reverse the additional $8.4 million accrued for these obligations. The SEC has not yet agreed with the Company that such accounting is appropriate and may require the Company to further change its accounting policies for operations and maintenance contracts.

Quarterly unaudited amounts for the fiscal years ended October 31, 1998 and 1997 are as follows (in thousands, except per share data):

                                                                   First         Second         Third        Fourth
                                                                  Quarter       Quarter        Quarter       Quarter
---------------------------------------------------------------------------------------------------------------------
1998:
     Revenues                                                     $22,268       $34,552        $58,305      $102,356
     Operating income (loss)                                       (1,164)        2,180          4,319         6,074
     Net income (loss)                                               (927)          867            790         1,784
     Income (loss) applicable to common stock                      (1,081)          838         (7,186)        1,589
     Income (loss) applicable to common stock per share             (0.12)         0.09          (0.72)         0.16

1997:
     Revenues                                                      18,326        20,871         21,984        25,153
     Operating income (loss)                                        1,144         1,785          1,024           888
     Net income (loss)                                                507           851            932           567


     Income (loss) applicable to common stock                         470           337            491            33
     Income (loss) applicable to common stock per share              0.04          0.04           0.06          0.02

23.        SUBSEQUENT EVENTS

WORLDCOM DEBT TO EQUITY CONVERSION

On January 11, 2000, WorldCom agreed to convert approximately $25.5 million of its $30.0 million WorldCom Note into 3,050,000 shares of the Company's Common Stock ("WorldCom Conversion Agreement"). The conversion was based on the January 8, 2000 closing price of the Company's Common Stock of $8.375 per share. The remainder of the original WorldCom Note of approximately $4.5 million was converted into an amended and restated 11.5 percent subordinated promissory note due February 2001.

SERIES B AND SERIES C PREFERRED STOCK

In February 2000, the Company purchased the remaining Series B Preferred Stock outstanding for a redemption price of approximately $16.8 million. The consideration paid included cash of $10.9 million, 802,000 shares of the Company's common stock, and warrants to purchase 267,000 shares of common stock. The warrants are exercisable with respect to 200,000 shares at $10.13 per share. The price for the remaining 67,000 shares will be established at the end of 100 trading days, using a market-based formula, but could be as low as $.01 per share. To fund the Series B redemption, the Company issued a new class of Series C Convertible Preferred Stock with detachable warrants ("Series C Stock") for cash of $15.0 million.

The Series C Stock has a dividend rate of 5.9% and is convertible immediately at $9.35 per common share. The conversion price is subject to change every six months. If the common stock is trading below the previously adjusted conversion price, the conversion price will be reduced, but not to less than $4.00 per common share. Under certain terms and conditions, the Company may redeem the Series C Stock beginning 60 days after a registration statement for the underlying common shares is declared effective at a price of $15 million plus 10% for each full or partial six-month period elapsed until redemption. The terms of the Series C Preferred Stock include certain punitive provisions in the event of default, including interest to accrue at 3% per month. The Series C Stock was issued with detachable warrants for the purchase of 200,000 shares of the Company's common stock at a price of $10.75 per share. The Financial Advisors (Note 17) also are entitled to warrants for 75,000 common shares at $10.75 per share.

The pro forma effect of the WorldCom Conversion Agreement and the Series B and Series C Transactions on the October 31, 1999, consolidated balance sheet is as follows:

                                           WorldCom
                          As Reported     Conversion       Series B        Series C          Pro Forma
-------------------------------------------------------------------------------------------------------
Cash                       $ 16,568        $     --       $(10,879)        $ 14,400          $ 20,089
Current assets              167,874              --        (10,879)          14,400           171,395
Total Assets                262,033              --        (10,879)          14,400           265,554
Current liabilities         166,772              --             --              --            166,772
Long-term debt               46,086         (25,500)            --              --             20,586
Preferred stock              16,322              --        (16,322)          13,637            13,637
Equity                          431          25,500          5,443              763            32,137

ACQUISITION

On November 5, 1999, the Company acquired all of the outstanding common stock of Southern Aluminum & Steel Corporation ("SASCO") along with Specialty Electronic Systems, Inc. ("SES"). SASCO has operations in Birmingham, Cape Canaveral and Atlanta and has 40 years' experience in surveillance systems, signalization, Intelligent Transportation Systems ("ITS") and roadway lighting. It provides expertise in design, installation, and project implementation of advanced highway communication networks. SES is a systems/integration company in the ITS market, having designed, fabricated, installed and integrated ITS systems in 11 states from the East Coast to Ohio and Texas.

Consideration for SASCO and SES was 75,000 shares of common stock with a value of approximately $0.7 million. In addition to the initial consideration, the Company has provided an earn-out provision to the prior shareholders whereby additional consideration will be given based on certain performance measurements. The additional consideration can be earned over a four year period. The Company intends to record this transaction using the purchase method of accounting. The pro forma effect on consolidated results of operations, from the acquisition of SASCO and SES, is not material.

The earn-out consideration for year one (ending October 31, 2000) shall be converted into the Company's common stock by dividing the earn-out consideration by $8. The earn-out consideration for year two through year four shall be converted into the Company's common stock by dividing the earn-out consideration by the 52-week average of the closing market price of the Company's common stock for each respective year.

The consideration shall be paid in shares of the Company's common stock. However, the cumulative shares issued (initial and earn-out) may never exceed
19.9 percent of the total Company common stock issued and outstanding. Should the 19.9 percent threshold be reached, any additional consideration earned will be paid in cash or promissory notes with interest calculated at a market rate, as mutually agreed upon by the Company and the former shareholders, at the time of payment.

                   Able Telcom Holding Corp. and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts

                   Years ended October 31, 1999, 1998 and 1997

                                              Balance at                       Charged to                    Balance at
                                             Beginning of                      Costs and                       End of
                                                Period       Acquisitions       Expenses      Deductions       Period
-----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
         October 31, 1999                         $866          $    --          $5,044        $2,878          $3,032
         October 31, 1998                          686               75             782           677             866
         October 31, 1997                          828               --             160           302             686

Restructuring and other acquisition reserves:
         October 31, 1999                        1,541               --              --           959             582
         October 31, 1998                           --            4,997              --         3,456           1,541
         October 31, 1997                           --               --              --            --              --

Reserves for litigation and claims:
         October 31, 1999                        4,014               --              --           700           3,314
         October 31, 1998                           --            5,000              --           986           4,014
         October 31, 1997                           --               --              --            --              --

Reserves for losses on uncompleted contracts:
         October 31, 1999                       25,390            2,463              --        19,233           8,620
         October 31, 1998                           --           40,500              --        15,110          25,390
         October 31, 1997                           --               --              --            --              --

                                 EXHIBIT INDEX

EXHIBIT                DESCRIPTION
-------                -----------

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

2.5.7 Modification to Stock Option Agreement between the Company and WorldCom, Inc. dated January 8, 1999 (12)

2.5.8 Agreement to Enter into Stock Appreciation Rights Agreement between the Company and WorldCom, Inc. dated January 8, 1999
                  (12)

2.5.9             Financing Agreement between WorldCom Network Services, Inc.
                  and Able Telcom Holding Corp. dated February 16, 1999 (12)

2.5.9.1 Amendment and Restatement of Financing Agreement by and between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated April 1, 1999. (17)

2.5.10 Agreement dated March 15, 1999 by and between Able Telcom Holding Corp. and WorldCom Network Services, Inc. (17)

2.5.14 Letter Agreement dated January 11, 2000 related to WorldCom Conversion of Certain Debt into Equity

2.6 Teaming Agreement dated July 7, 1999 by and between Able Telcom Holding Corp. and 186K.Net, Co.

2.7 Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999.

2.7.1 Schedule 2.6(a)-SASCO relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999.

2.7.2 Schedule 2.6(a)-SES relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999.

2.7.3 Stock Purchase Agreement by and among Able Telcom Holding Corp., Southern Aluminum & Steel Corporation and the Shareholders dated November 5, 1999.

2.7.4 Registration Rights Agreement associated with the Stock Purchase Agreement by and among Able Telcom Holding Corp., Southern Aluminum & Steel Corporation and the Shareholders dated November 5, 1999.

2.7.5             Employment Agreement with Donald G. Garner dated November 5,
                  1999.

2.7.5.1           Non-Competition Agreement with Donald G. Garner dated November
                  5, 1999.

2.7.6             Employment Agreement with C. Michael Hoover dated November 5,
                  1999.

2.7.6.1           Non-Competition Agreement with C. Michael Hoover dated
                  November 5, 1999.

2.7.7             Employment Agreement with Jesse R. Joyner dated November 5,
                  1999.

2.7.7.1           Non-Competition with Jesse R. Joyner dated November 5, 1999.

3.1 Articles of Incorporation of Able Telcom Holding Corp., as amended (3) (4)

3.1.1 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. (13)

3.1.2 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. dated January 25, 2000.

3.2               Bylaws of Able Telcom Holding Corp., as amended (3)

4.2               Specimen Common Stock Certificate (3)

4.3               Specimen Series A Preferred Stock Certificate (6)

4.3.1             Specimen Series B Preferred Stock Certificate

4.3.2             Specimen Series C Preferred Stock Certificate

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

4.15 Securities Purchase Agreement by and between the Sellers (as defined) and Cotton Communications, Inc. dated February 17, 1999 (12)

4.15.1 Letter Agreement dated February 17, 1999 from Cotton Communications, Inc. to John Hancock Mutual Life Insurance Company.

4.15.2 Letter Agreement dated February 17, 1999 from Cotton Communications, Inc. to Able Telcom Holding Corp.

4.15.3 Termination Agreement dated March 22, 1999 by and between Able Telcom Holding Corp. and Cotton Communication, Inc.

4.16 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the Palladin Group dated February 4, 2000.

4.16.3 Letter Agreement dated February 17, 1999 from the Palladin Group to Able Telcom Holding Corp.

4.16.4 Letter dated March 19, 1999 from Able Telcom Holding Corp. to the Palladin Group associated with the termination of Financing Agreement dated February 17, 1999.

4.17 Form of First Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group

4.18 Form of Second Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group

4.19 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the RoseGlen Group dated February 4, 2000.

4.20 Form of Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the RoseGlen Group

4.21 Registration Rights Agreement associated with Series B Convertible Preferred Stock Exchange Agreement

4.22              Series C Convertible Preferred Stock Purchase Agreement

4.23 Form of Common Stock Purchase Warrants in connection with Series C Convertible Preferred Stock Purchase Agreement

4.24 Registration Rights Agreement associated with Series C Convertible Preferred Stock Purchase Agreement

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

10.32 Amendment to June 11, 1998 Credit Agreement among Able Telcom Holding Corp. NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dated as of June 30, 1998 (13)

10.32.1 Amendment and Amended and Restated Limited Waiver to June 11, 1998 Credit Agreement among Able Telcom Holding Corp., NationsBank N.A., and the Several Lenders from Time to Time Parties thereto, dated as of June 30, 1998 (16)

10.33             Employment Agreement with Billy V Ray, Jr., dated October 1,
                  1998 (12)

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

10.37             Employment Agreement with Edward Pollock, dated January 1,
                  1999 (12)

10.38             Employment Agreement with Frazier L. Gaines, dated November
                  12, 1998 (12)

10.40             Employment Agreement with Rick Boyle, dated April 1, 1998 (12)

10.41 Financing Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (without exhibits) (12)

10.41.1 Termination Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated March 22, 1999 (14)

10.42 11.5% Non-Recourse Promissory Note between Cotton Communications, Inc. and Able Telcom Holding Corp. dated February 17, 1999 (12)

10.43 Stock Pledge Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (12)

10.44             Employment Agreement with Michael Arp, dated January 1, 1999
                  (14)

10.45             Consulting Agreement and Employment Agreement with James E.
                  Brands, dated March 15, 1999 (14)

10.46             Employment Agreement with Michael Summers, dated May 31, 1999.
                  (17)

11                Computation of Per Share Earnings (7)

16.1              Letter regarding change in certifying accountants (15)

21                Subsidiaries of Able Telcom Holding Corp.

23.1              Consent of Ernst & Young LLP

23.2              Consent of Arthur Andersen LLP

27                Financial Data Schedule

-------------------
(1) Incorporated by reference from an exhibit to the Company's Current Report Form 8-K (File No. 0-21986), as filed March 12, 1998, as amended April 14, 1998.

(2) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), ass filed April 14, 1998.

(3) Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-65854), as declared effective by the Commission on February 26, 1994.

(4) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed December 31, 1996.

(5) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed October 25, 1996.

(6) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986) for the fiscal year ended October 31, 1997, as filed February 13, 1998, as amended March 20, 1998.

(7) Incorporated by reference from Note 5 to the Condensed Consolidated Financial Statements (Unaudited) filed herewith.

(8) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed December 13, 1996, as amended February 11, 1997.

(9) Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended April 30, 1998, as filed June 14, 1998.

(10) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed July 16, 1998.

(11) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed August 3, 1998.

(12) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986), for the fiscal year ended October 31, 1998, as filed February 24, 1999, as amended March 1, 1999.

(13) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended July 31, 1998, as filed September 21, 1998, as amended October 13, 1998.

(14) Incorporated by reference to an exhibit to the Company's Form S-1 (File No. 333-65991), as filed October 22,1998, as amended April 8, 1999.

(15) Incorporated by reference from an Exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed September 14, 1998.

(16) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended January 31, 1999, as filed March 17, 1999.

(17) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended April 30, 1999, as filed June 14, 1999.