Form 10-Q
period 2000-01-31
ABLE TELCOM HOLDING CORP
filed 2000-04-12
CIK 826411

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________.

                         COMMISSION FILE NUMBER 0-21986


                            ABLE TELCOM HOLDING CORP.
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      FLORIDA                      65-0013218
          -------------------------------        -------------
          (STATE OF OTHER JURISDICTION OF        (IRS EMPLOYER
           INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

                           1000 HOLCOMB WOODS PARKWAY
                                    SUITE 440
                             ROSWELL, GEORGIA 30076
                             ----------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (770) 993-1570
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
                                 --------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of January 31, 2000, there were 15,340,353 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                    NUMBER
                                                                                                                    ------
PART I. FINANCIAL INFORMATION
          Item 1. Financial Statements

                         Condensed Consolidated Balance Sheets as of January 31, 2000
                            (Unaudited) and October 31, 1999.......................................................   3

                         Condensed Consolidated Statements of Operations (Unaudited)
                            for the three months ended January 31, 2000 and 1999...................................   4

                         Condensed Consolidated Statements of Cash Flows (Unaudited)
                            for the three months ended January 31, 2000 and 1999...................................   5

                         Notes to Condensed Consolidated Financial Statements (Unaudited)..........................   6

          Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations..................................................................  18

          Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................  24

PART II. OTHER INFORMATION

          Items 1, 4 and 5 - Not Applicable

          Item 2. Changes in Securities and Use of Proceeds........................................................  25

          Item 3. Defaults Upon Senior Securities..................................................................  26

          Item 6. Exhibits and Reports on Form 8-K.................................................................  26

SIGNATURES.........................................................................................................  33

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                       JANUARY 31,        OCTOBER 31,
                                                                                          2000              1999 (1)
                                                                                       -----------        ----------
ASSETS                                                                                 (UNAUDITED)
Currents Assets:
         Cash and cash equivalents .............................................        $  10,145         $  16,568
         Accounts receivable, including retainage of $19,662
             and $16,158 and net of allowances for bad
             debts of $3,803 and $3,032 at January 31, 2000 and
             October 31, 1999, respectively ....................................           92,739            73,645
         Costs and profits in excess of billings on uncompleted contracts ......           63,626            69,977
         Prepaid expenses and other current assets .............................            7,245             5,853
                                                                                        ---------         ---------
                 Total current assets ..........................................          173,755           166,043
Property and equipment:
                 Land and buildings ............................................            3,801             3,801
                 Equipment, furnitures and fixtures ............................           45,510            43,989
                                                                                        ---------         ---------
                                                                                           49,311            47,790
         Less - Accumulated depreciation .......................................          (21,727)          (19,987)
                                                                                        ---------         ---------
         Property and equipment, net ...........................................           27,584            27,803
Other assets:
         Goodwill, net of accumulated amortization of $4,659 and $4,078 at
                 January 31, 2000 and October 31, 1999, respectively ...........           41,033            41,222
         Networks under construction ...........................................           17,918             1,831
         Investment in Kanas ...................................................           11,850            12,159
         Other non-current assets ..............................................           11,351            12,975
                                                                                        ---------         ---------
                  Total other assets ...........................................           82,152            68,187
                                                                                        ---------         ---------
         Total assets ..........................................................        $ 283,491         $ 262,033
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term-debt .....................................        $  40,386         $  35,754
         Accounts payable and accrued liabilities including
              retainage of $13,853 and $11,618 at January 31, 2000
              and October 31, 1999, respectively ...............................           76,718            66,617
         Accruals for incurred job costs .......................................           47,639            45,593
         Billings in excess of costs and profits on uncompleted contracts ......           21,380             6,478
         Reserves for losses on uncompleted contracts ..........................           12,151             8,620
         Notes payable to shareholders and employees ...........................              658                --
         Stock appreciation rights payable .....................................               --             3,710
                                                                                        ---------         ---------
                 Total current liabilities .....................................          198,932           166,772
         Long-term debt, non-current portion ...................................            1,463            30,618
         Advance from WorldCom .................................................           32,000            32,000
         Property tax payable, non-current portion .............................           16,018            15,468
         Other non-current liabilities and minority interest ...................              354               422
                                                                                        ---------         ---------
                  Total liabilities ............................................          248,767           245,280
Commitments and contingencies
Series B Preferred Stock, $.10 par value; stated at
         aggregate accumulated redemption value at
         January 31, 2000 and October 31, 1999, respectively;
         4,000 shares authorized; 779 shares issued and outstanding ............           17,726            16,322
                                                                                        ---------         ---------
Shareholders' Equity:
         Common stock, $.001 par value, authorized 25,000,000
           shares; 15,192,484 and 11,891,338 shares issued
           and outstanding, respectively .......................................               15                12
         Additional paid-in capital ............................................           65,592            38,290
         Senior Note Warrants ..................................................            1,244             1,244
         Series B Preferred Stock Warrants .....................................            2,735             2,735
         WorldCom Phantom Stock ................................................              606               606
         Retained deficit ......................................................          (53,194)          (42,456)
                                                                                        ---------         ---------
                  Total shareholders' equity ...................................           16,998               431
                                                                                        ---------         ---------
         Total liabilities and shareholders' equity ............................        $ 283,491         $ 262,033
                                                                                        =========         =========


(1) The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



         See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               FOR THE THREE MONTHS ENDED
                                                                                        JANUARY 31,
                                                                            ----------------------------------
                                                                                2000                1999
                                                                            ------------         -------------
                                                                             (UNAUDITED)         (RESTATED) (1)
Revenue:
            Construction and maintenance ...........................        $    106,915         $     93,080
            Conduit sale ...........................................                  --                   --
                                                                            ------------         ------------

            Total revenue ..........................................             106,915               93,080

Costs and expenses:
            Construction and maintenance ...........................             102,526               78,097
            Costs of conduit sale ..................................                  --                   --
            General and administrative expense .....................              11,967                9,686
            Depreciation ...........................................               2,227                2,221
            Amortization ...........................................                 581                  555
                                                                            ------------         ------------

            Total costs and expenses ...............................             117,301               90,559
                                                                            ------------         ------------

Income (loss) from operations ......................................             (10,386)               2,521

Other income (expense):
            Interest expense .......................................              (2,449)              (2,478)
            Change in value of stock appreciation rights ...........               3,710               (5,334)
            Equity in losses of investment in Kanas ................                (309)                  --
            Other ..................................................                 324                   (3)
                                                                            ------------         ------------

            Total other income (expense) ...........................               1,276               (7,815)
                                                                            ------------         ------------

Loss before income taxes and minority interest .....................              (9,110)              (5,294)
Provision for (benefit from) income taxes ..........................                 296                  (50)
                                                                            ------------         ------------

Loss before minority interest ......................................              (9,406)              (5,244)
Minority interest ..................................................                  72                  (74)
                                                                            ------------         ------------

Net loss ...........................................................              (9,334)              (5,318)
Increase in default redemption value of Series B Preferred Stock ...              (1,404)                  --
Series B Preferred Stock dividends .................................                  --                  180
                                                                            ------------         ------------
Loss applicable to common stock ....................................        $    (10,738)        $     (5,498)
                                                                            ============         ============

Weighted average shares outstanding:
            Basic ..................................................          12,747,481           11,694,088
            Diluted ................................................          12,747,481           11,694,088
Loss applicable to common stock per share:
            Basic ..................................................        $      (0.84)        $      (0.47)
            Diluted ................................................               (0.84)               (0.47)


(1) The fiscal 1999 quarterly unaudited amounts have been adjusted from amounts previously reported by the Company in quarterly filings with the Securities and Exchange Commission. Refer to Note 4, "Quarterly Financial Data."




         See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                  JANUARY 31,
                                                                                        -----------------------------
                                                                                           2000                1999
                                                                                        -----------        -------------
                                                                                        (UNAUDITED)        (RESTATED)(1)

Cash used in operating activities ................................................        $ (5,335)          $ (5,247)

Cash flows from Investing Activities:
         Capital expenditures, net ...............................................          (2,065)              (291)
         Cash acquired from acquisition of businesses ............................             122                 --
                                                                                          --------           --------

         Net cash used in investing activities ...................................          (1,943)              (291)

Cash flows from Financing Activities:
         Repayments of long-term debt and other borrowings .......................            (399)              (478)
         Proceeds from the issuance of long-term debt and other borrowings .......             232                 --
         Proceeds from the issuance of preferred stock, net ......................              --                (92)
         Proceeds from the exercise of stock options .............................           1,022                 82
         Dividends paid on preferred stock .......................................              --               (262)
         Other ...................................................................              --                 67
                                                                                          --------           --------

         Net cash provided by financing activities ...............................             855               (683)
                                                                                          --------           --------

Change in cash and cash equivalents ..............................................          (6,423)            (6,221)
Cash and cash equivalents, beginning of period ...................................          16,568             13,544
                                                                                          --------           --------

Cash and cash equivalents, end of period .........................................        $ 10,145           $  7,323
                                                                                          ========           ========

Supplemental disclosures:
         Increases in goodwill resulting from acquisition of SASCO/SES ...........             392           $     --
         Common stock issued in conjunction with the acquisition of SASCO/SES ....             739                 --
         Conversion of WorldCom debt to common stock .............................          25,544                 --
         Valuation of stock appreciation rights ..................................           3,710             (5,334)
         Cash paid for:
              Interest ...........................................................           1,561              1,976
              Taxes ..............................................................             219                 --


(1) The fiscal 1999 quarterly unaudited amounts have been adjusted from amounts previously reported by the Company in quarterly filings with the Securities and Exchange Commission. Refer to Note 4, "Quarterly Financial Data."






            See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

In the opinion of management of Able Telcom Holding Corp. ("Able" or the "Company"), the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements are prepared on an accrual basis and include the accounts of the Company and all its subsidiaries. A substantial portion of consolidated total assets, liabilities and revenues are generated by one subsidiary of the Company, Adesta Communications, Inc. ("Adesta"), formerly MFS Network Technologies, Inc.

All material intercompany accounts and transactions have been eliminated. Certain items in the condensed consolidated financial statements as of October 31, 1999, have been reclassified to conform with the current presentation.

2.       GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations of $10.4 million, net losses of $9.3 million, and losses applicable to common stock of $10.7 million during the three months ended January 31, 2000. The Company also incurred losses from operations of $1.9 million, net losses of $18.1 million, and losses applicable to common stock of $36.8 million during the fiscal year ended October 31, 1999. Significant payments were also made, both during and subsequent to January 31, 2000, to redeem the Series B Preferred Stock and to reduce obligations for loss contracts assumed in 1998 in the acquisition of Adesta. The Company has borrowed the maximum available under its existing Credit Facility and is in default of the related covenants. While the Company is current with respect to amounts due under the Credit Facility, the lender has the right to demand payment and the Company has insufficient liquidity to pay such amounts, if called. The Company has not yet been successful in obtaining alternative financing and may have insufficient liquidity to fund its continuing operations. In addition, as described in Note 7, "Investment in Kanas (Held for Sale)," on February 24, 2000, Alyeska declared Kanas to be in default under the terms of their contract. WorldCom is the guarantor of approximately $87.5 million of Kanas indebtedness and the Company has indemnified WorldCom with respect to that guarantee. Claims that may be made against the Company with respect to that indemnification are presently unknown. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability.

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

(2) As discussed in Note 9, "Debt," approximately $25.5 million of the Company's indebtedness to WorldCom was converted to common stock of the Company during January 2000.

(3) As discussed in Note 12, "Subsequent Events," approximately $8.0 million of the accrued redemption value of the Company's Series B Preferred Stock was paid by issuing common stock and warrants of the Company subsequent to January 31, 2000. Concurrently, the remaining Series B Preferred Stock redemption obligation of approximately $10.0 million was paid with cash funded through the issuance of $15.0 million of Series C Preferred Stock.

(4) As discussed in Note 12, "Subsequent Events," the Company has obtained a commitment for a new credit facility that is anticipated to close in May 2000 and is pursuing additional financing through discussions with investors.

3.       REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION:

The Company is working to resolve questions by the staff of the Securities and Exchange Commission ("SEC") regarding certain accounting and other disclosures made by the Company in connection with the acquisition of Adesta (the "Adesta Acquisition") from WorldCom effective July 2, 1998. As a result of the ongoing review by the SEC, the Company's Annual Report on From 10-K for the year ended October 31, 1998, filed February 24, 1999, as amended March 1, 1999 (as amended, the "1998 10-K") may be further amended by the Company following completion of the SEC's review. Additionally, because the Company's Notice of Annual Meeting, Proxy Statement and Proxy (collectively the "1998 Proxy") for the year ended October 31, 1998 incorporates the 1998 10-K, the SEC has also not completed its review of the 1998 Proxy and Able has not been able to hold a shareholders' meeting since April 1998. Once the SEC's reviews have been completed, Able expects to hold an Annual Meeting.

While the Adesta Acquisition closed on July 2, 1998, subsequent negotiations with WorldCom resulted in a $41.9 million reduction in purchase price. The reduction related primarily to projected losses on contracts assumed by Able from Adesta. The allocation of the purchase price, as reported in the Company's 1998 10-K, established additional reserves for losses on assumed contracts that exceeded reserves reflected in the unaudited balance sheet of Adesta ($11.7 million) as of July 2, 1998, by $28.8 million. The net assets reported by Adesta at July 2, 1998 exceeded the adjusted purchase price by approximately the same amount.

The SEC's principal questions have centered on the following:

(1) The allocation of the $28.8 million in additional loss accruals to the proper preacquisition period in the financial statements of Adesta. Resolution of these issues may result in the restatement of Adesta's preacquisition financial statements and related pro forma disclosures included in Able's prior SEC filings.

(2) The appropriate accounting for obligations to perform under long-term network operation and maintenance agreements acquired as part of the Adesta Acquisition. Refer to Note 4, "Quarterly Financial Data," for an explanation of the Company's accounting for long-term operation and maintenance contracts.

(3) The Company's accounting for its investment in Kanas. Refer to Note 6, "Investment in Kanas (Held For Sale)," for an explanation of the Company's accounting for Kanas.

(4) The Company's accounting for the sale during the fiscal year ended October 31, 1999, of the NYSTA conduit. Refer to Note 8, "Network Assets Held For Sale," in the Company's Form 10-K for the fiscal year ended October 31, 1999, for an explanation of the Company's accounting for the NYSTA conduit sale.

(5) The Company's accounting for future property taxes relating to the NYSTA network. As of July 2, 1998, Adesta had recorded an accrual for the present value of future property taxes payable (over a period of 20 years). The Company included a similar accrual in the purchase price allocation for the acquisition of Adesta. The Company believes its recognition in purchase accounting of the property taxes as an assumed obligation was appropriate. However, if not accrued, goodwill (and the related prospective amortization over twenty years) would be reduced and property taxes would instead be accrued and expensed each year as assessed.

Other than item (2) above, the SEC has not yet agreed with the Company that such accounting for the above issues is appropriate and may require the Company to further change its accounting for these matters.

4.       QUARTERLY FINANCIAL DATA

The quarterly unaudited amounts for the three months ended January 31, 1999, have been adjusted from amounts previously reported by the Company in its quarterly filings with the Securities and Exchange Commission. The adjustments relate to accounting errors discovered subsequent to October 31, 1999. Their nature and effects on the results of operations for the quarterly period ended January 31, 1999, are summarized below (in thousands, except per share data):

                                                               As Reported    Adjustments         Adjusted
----------------------------------------------------------------------------------------------------------
Revenues                                                          $ 91,777        $ 1,303          $ 93,080
Operating income (loss)                                              5,363         (2,842)            2,521
Net income (loss)                                                     (581)        (4,737)           (5,318)
Income (loss) applicable to common stock                              (761)        (4,737)           (5,498)
Income (loss) applicable to common stock per share                   (0.06)         (0.41)            (0.47)

                                                                                                  Net Loss
                                                                                                Applicable to
                                                                                Net Loss        Common Stock
-------------------------------------------------------------------------------------------------------------

Amounts previously reported                                                     $  (581)            $  (761)
Adjustments:
         WorldCom SAR obligation (1)                                             (1,906)             (1,906)
         Improperly deferred costs (2)                                             (763)               (763)
         Costs improperly charged against reserves (3)                             (132)               (132)
         Prior year accrual adjustment (4)                                         (957)               (957)
         Tax effects of all adjustments                                            (118)               (118)
         Other adjustments (5)                                                     (625)               (625)
         Long-term service contracts adjustments (6)                               (236)               (236)
-------------------------------------------------------------------------------------------------------------
  Total adjustments                                                              (4,737)             (4,737)
-------------------------------------------------------------------------------------------------------------

Restated amounts                                                                $(5,318)            $(5,498)
-------------------------------------------------------------------------------------------------------------

(1) The obligation under the WorldCom SARs was calculated using a Black-Scholes option-pricing model. The obligation should have been accounted for at "intrinsic value" determined as the difference between the closing price of the Company's common stock on the balance sheet date and the strike price of $7.00.

(2) The Company deferred certain costs relating to its operation of the Violation Processing Center for the New Jersey Consortium that should have been expensed as incurred.

(3) Indirect costs were not consistently allocated to Transportation Services Group jobs. In addition, costs were charged against reserves for Loss Jobs that were not related to those jobs.

(4) A prior year consolidating adjustment to reduce accrued expenses was inappropriately not reversed in the preparation of the 1999 consolidations.

(5) Other adjustments made as a result of the year-end audit affected the previously reported quarterly amounts as shown.

(6) These adjustments recognize losses on long-term service contracts as incurred as discussed more fully in the following paragraph.

LONG-TERM SERVICE CONTRACTS

During the three months ended July 31, 1999, an accrual of $8.4 million was made with an offsetting increase to goodwill for projected losses on long-term service contracts assumed as part of the acquisition of Adesta for operation and maintenance of fiber networks. The contracts extend for fifteen to twenty years. Performance under these agreements, which were predominately executed in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments. The appropriate accounting treatment for long-term service contracts of this nature is not clearly defined, particularly when the contracts have been assumed as part of a purchase business combination. However, based on the Company's ongoing discussions with the SEC, the Company believes the SEC does not believe accruals for future losses on these types of long-term service obligations are appropriate. The Company has also subsequently determined that such losses cannot be reasonably estimated due to potential changes in various assumptions. Consequently, the Company has determined the appropriate accounting for these obligations is to record any such losses in the periods in which the losses are incurred. The Company has restated its quarterly results for the first, second and third quarters of 1999 to reflect these losses as incurred and to reverse the additional $8.4 million accrued for these obligations. In March 2000, the SEC informed the Company that it would not object to the conclusion that such revised accounting is appropriate under generally accepted accounting principles.

The Company expects to amend its fiscal 1999 quarterly filings with the Securities and Exchanges Commission once the matters addressed in Note 3, "Review by the Securities and Exchange Commission," are resolved.

5.       ACQUISITIONS

SASCO/SES

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

At January 31, 2000, the Company has borrowed approximately $0.7 million from the former shareholders of

SASCO and SES. Such amounts are reflected in the accompanying condensed consolidated balance sheet as "Notes Payable to Shareholders and Employees" and bear interest at 10 percent per annum.

6.      ASSUMPTION OF COMSAT CONTRACTS

On February 25, 1998, Georgia Electric Company ("GEC") assumed obligations to complete 12 contracts (the `COMSAT Contracts') with the Texas Department of Transportation from CRSI Acquisition, Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts were for the installation of intelligent traffic management systems and the design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, GEC received consideration from COMSAT of approximately $15.0 million and assumed existing payables of approximately $2.6 million.

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                                            $  4,663
     Accounts receivable                                                                3,754
     Equipment and other assets                                                         6,548
---------------------------------------------------------------------------------------------
Subtotal                                                                               14,965
Accounts payable assumed                                                               (2,549)
---------------------------------------------------------------------------------------------
Deferred revenue (net amount received from COMSAT to complete the contracts)         $(12,416)
---------------------------------------------------------------------------------------------

The following is a summary of revenues and costs associated with the COMSAT contracts for the three months ended January 31, 1999 (amounts in thousands):

Billings on the COMSAT contracts (1)                                                 $  2,305
Deferred revenue recognized                                                             1,499
---------------------------------------------------------------------------------------------
                                                                                        3,804
Direct contract costs                                                                   3,067
---------------------------------------------------------------------------------------------
Gross margin from COMSAT contracts                                                   $    737
---------------------------------------------------------------------------------------------

(1) Billings on the COMSAT contracts include approved change order revenues associated with these contracts but not anticipated when GEC assumed such contracts.

All of the COMSAT Contracts were substantially complete as of October 31, 1999. The revenues, cost of revenues and gross margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

7.       INVESTMENT IN KANAS (HELD FOR SALE)

An equity interest in Kanas was acquired in the Adesta Acquisition, and has been held for sale since that time. The original carrying value of the Company's interest in Kanas, which was assigned in purchase accounting, represents the net proceeds originally expected to be received from the sale of Kanas stock and was based, in part, on active negotiations with potential buyers.

Until March 2000, the Company was a 25% owner of Kanas, with the remaining 75 percent owned by native corporations of Alaska. Kanas was established by its shareholders with a $100,000 total equity contribution ($25,000 per shareholder) to construct a telecommunications network along the Alaskan Pipeline system between Prudhoe Bay, Alaska and Valdez, Alaska (the "Alyeska Network"). Adesta had been contracted by Kanas to build the fiber optic network which cost in excess of $83.0 million and was funded by Kanas through a credit agreement that is guaranteed by WorldCom.

Kanas owns and is responsible for maintaining the Alyeska Network. While the Company does not participate in the day-to-day management of Kanas, Kanas had contracted with Adesta to operate and maintain the Alyeska Network for 15 years. The term of the Kanas O&M agreement began in December 1998. Through January 31, 2000, service contract revenues have been insufficient to cover costs of performance and are not projected to be sufficient to do so for at least the foreseeable future.

As of December 31, 1999, the unaudited financial statements of Kanas reflected total assets, liabilities and net deficit of $79.8 million, $87.9 million and $8.1 million, respectively. The December 31, 1999, deficit includes $10.5 million of network depreciation.

At the date of the acquisition of Adesta, the Company anticipated a near-term sale of its interest in Kanas. Accordingly, the estimated amount expected to be realized on sale was allocated to this investment in purchase accounting and, in accordance with the guidance of EITF Issue 87-11, "Allocation of Purchase Price to Assets to be Sold," the equity method of accounting was not employed. However, the anticipated final acceptance of the network by Alyeska has yet to occur and the timing of any sale of this interest by the Company is uncertain. Consequently, effective one year from the date of acquisition, the Company began to apply equity method accounting to this investment based on the guidance of EITF Issue 90-06, "Accounting for Certain Events Not Addressed in EITF 87-11 Relating to an Acquired Operating Unit to be Sold."

In addition to equity in losses of Kanas, the Company is amortizing the difference between the carrying value of the Kanas investment and its net equity of Kanas over 19 years which is the remaining goodwill life related to the acquisition of Adesta. The amount of loss the Company recorded during the quarter ended January 31, 2000, against the carrying value of the asset was approximately $0.2 million, while the associated amortization of the difference in carrying value was approximately $0.2 million.

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of Adesta, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at October 31, 1999 was approximately $87.5 million.

The Company learned on February 25, 2000, that on February 24, 2000, Alyeska declared Kanas to be in default under the terms of their contract. Adesta, which was the subcontractor for Kanas on the telecommunications network, received "substantial completion" from Kanas in December 1998, but Kanas has not received final acceptance from Alyeska and, in turn, has not provided final acceptance to Adesta. Alyeska has taken the position that Kanas does not have the right to cure the default and has notified Kanas that it is terminating the contract. Adesta has not received any notice of default from Kanas nor has it received any request regarding the indemnification agreement with WorldCom.

During March 2000, Kanas executed a memorandum of understanding that provided the following:

(1) Kanas sold shares equal to 80 percent of the then outstanding shares to WorldCom for approximately $1.5 million thereby reducing the ownership interest of the original Kanas shareholders, including Adesta, to 5 percent each.

(2)      Substantially all of the officers and directors of Kanas resigned.

(3) Adesta's responsibilities under its network operations and maintenance agreement with Kanas were transferred to an affiliate of WorldCom.

The Company is continuing to monitor and further assess the impact of these developments on the value of the Company's investment in Kanas, its obligations under the indemnity provisions of the Kanas debt, and other obligations the Company may have with respect to the operations and maintenance agreement or otherwise. However, it now appears likely the Company will write-off most of remaining carrying value of its interest in Kanas during the three months ended April 30, 2000, of approximately $11.9 million. Additionally, the Company continues to assess the collectiblity of receivables from Kanas of approximately $1.2 million at April 10, 2000.

8.       RESERVES FOR LOSSES ON UNCOMPLETED CONTRACTS

The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):

                                                             Transportation Services
                                  Network Services Group              Group                           Total
                                   2000          1999          2000           1999          2000           1999
-----------------------------------------------------------------------------------------------------------------
Balance, November 1              $ 5,703       $ 8,029       $ 2,917       $ 17,361       $  8,620       $ 25,390
Additions (1)                        141            --         4,744             --          4,885             --
Amount utilized                     (393)       (1,231)         (961)        (6,068)        (1,354)        (7,299)
-----------------------------------------------------------------------------------------------------------------
Balance, January 31              $ 5,451       $ 6,798       $ 6,700       $ 11,293       $ 12,151       $ 18,091
-----------------------------------------------------------------------------------------------------------------

(1) Additions during the three months ended January 31, 2000, related primarily to the New Jersey Consortium Contracts. Refer to Note 12, "Segment Information."

9.       DEBT

CREDIT FACILITIES

On June 11, 1998, the Company obtained a $35.0 million three-year senior secured revolving credit facility ("Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw the Company makes thereunder. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contains certain financial covenants which require, among other conditions, that the Company maintain certain minimum ratios, minimum fixed charge coverage, interest coverage, as well as limitations on total debt and dividends to shareholders. The Credit Facility is secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. On June 30, 1998, the Credit Facility was amended to include (i) the Company's acquisition of Adesta and the related financing of such transaction, (ii) changes in financial covenants related thereto, and (iii) other amendments relating to investments, pledging and intercompany matters.

At January 31, 2000 and October 31, 1999, the Company is in technical default of certain provisions of the Credit Facility. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current liability in the accompanying consolidated balance sheets. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances.

WORLDCOM NOTE

On January 11, 2000, the Company entered into an agreement with WorldCom whereby WorldCom agreed to convert approximately $25.5 million of its $30.0 million WorldCom Note into 3,050,000 shares of the Company's Common Stock. The conversion was based on the January 8, 2000 closing price of the Company's Common Stock at $8.375 per share. The remainder of the original WorldCom Note, approximately $4.5 million was changed into an amended and restated 11.5 percent subordinated promissory note due February 2001.

OTHER DEBT

In conjunction with the acquisition of SASCO and SES (refer to Note 5, "Acquisitions"), the Company assumed the following:

                                                                                                     Outstanding at
                                                                                                    January 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
Revolving line of credit;  aggregate commitment amount of $1.3 million; priced at 1 percent above the bank's floating prime rate;  secured by the assets of SASCO and guaranteed by
   the former shareholders of SASCO                                                                        $730
Revolving line of credit; aggregate commitment amount of $0.3 million; priced at
   1 percent above the bank's floating prime rate; secured by the assets of
   SES and guaranteed by SASCO                                                                              250

Other term debt                                                                                             287

10.      CONTINGENCIES

LITIGATION

In 1998, SIRIT Technologies, Inc. ("SIRIT") filed a lawsuit in the United States District Court for the Southern District of Florida, against the Company and Thomas M. Davidson (a former director of the Company). SIRIT asserts claims against the Company for tortuous interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of Adesta and seeks injunction relief and compensatory damages in excess of $100.0 million.

In 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and certain of its officers. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and Adesta, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees.

In 1997, Bayport Pipeline, Inc. ("Bayport") filed a lawsuit against Adesta seeking a declaratory judgment concerning the rights and obligations of Bayport and Adesta under a Subcontract Agreement that was entered into on May 1, 1997 related to the NYSTA contract. The matter was referred to arbitration in January 1999. The total amount sought was not less than $5.5 million and subsequent to October 31, 1999, was increased to $19 million. On February 24, 2000, the independent arbitrator ruled that Adesta owed Bayport $4.1 million, which is consistent with amounts previously accrued by the Company. The arbitrator's award is binding; however, the Company is disputing the calculation of the award, which it believes is in error. Additionally, the Company may appeal the award in future legal proceedings.

In 1997, U.S. Public Technologies, Inc. ("USPT") filed a lawsuit in the United States District Court for the Southern District of California, (San Diego), against Adesta for breach of contract, breach of an alleged implied covenant of good faith and fair dealing, tortuous interference, violation of the California Unfair Competition Act, promissory estoppel and unjust enrichment in connection with a Teaming Agreement between Adesta and USPT concerning the Consortium Regional Electronic Toll Collection Implementation Program in the state of New Jersey. In this lawsuit, USPT seeks actual damages in excess of $8.5 million and unspecified exemplary damages. Discovery has not yet commenced in this lawsuit.

In 1999, Newbery Alaska, Inc. ("Newbery") filed a demand for arbitration seeking approximately $3.8 million. This dispute arises out of Newbery's subcontract with Adesta related to the fiber optic network constructed by Adesta for Kanas. Newbery's claims are for the balance of the subcontract, including retainage and disputed claims for extras based on alleged deficiencies in the plans and specifications and various other alleged constructive change orders. The parties are currently conducting discovery. Arbitration hearings on this matter should take place in the spring or summer of 2000.

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

CONTRACTS

The Company has and will continue to execute various construction and other contracts which may require the Company to, among other items, maintain specific financial parameters, meet specific milestones and post adequate collateral generally in the form of performance bonds. Failure by the Company to meet its obligations under these contracts may result in the loss of the contract and subject the Company to litigation and various claims, including liquidated damages. WorldCom continues to provide performance bonds on certain contracts acquired in the acquisition of Adesta.

11.      EARNINGS PER SHARE

The difference between the Company's weighted basic average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options and convertible securities. There are no significant differences in the numerator of the Company's computations of basic and diluted earnings per share for any period presented. The effect of securities that could dilute basic earnings per share would be antidilutive for all periods presented. The Company has potentially dilutive securities that could have a dilutive effect in the future. Those securities and their potentially dilutive effects are as follows (dilutive shares in thousands):

                                                                                            Potentially
                                                                                              Dilutive      Average
                                                                                               Shares    Strike Price
---------------------------------------------------------------------------------------------------------------------
Potentially dilutive securities outstanding at January 31, 2000:
   WorldCom Options (subject to shareholder approval)                                            2,000      $   7.00
   Employee stock options (subject to shareholder approval)                                      1,604          6.14
   Employee stock options (527,000 vested)                                                         926          6.64
   Shares issued to redeem Series B Preferred Stock in February 2000                               802          6.01
   Senior Subordinated Note Warrants                                                               410          8.25
   Series B Preferred Stock Warrants                                                               370         13.25
   GEC Earnout                                                                                     205            --
   Series A Preferred Stock Warrants                                                                62          9.82
   Employee stock grants (subject to shareholder approval)                                          50            --
--------------------------------------------------------------------------------------------------------------------
Subtotal outstanding at January 31, 2000                                                         6,429          6.81
--------------------------------------------------------------------------------------------------------------------
Potentially dilutive securities issued subsequent to January 31, 2000:
   Series C Preferred Stock (1)                                                                  3,750          4.00
   Employee stock options (subject to shareholder approval) (2)                                    525          8.10
   Warrants issued to redeem Series B Preferred Stock (Refer to Note 13)                           200         10.13
   Series C Preferred Stock Warrants  (Refer to Note 13)                                           200         10.75
   Warrants issued to financial advisors related to the Series C Preferred Stock
       (Refer to Note 13)                                                                           75         10.75
   Warrants issued to redeem Series B Preferred Stock Warrants                                      66          9.50
   Stock issued to settle litigation                                                                25            --
--------------------------------------------------------------------------------------------------------------------
Subtotal granted subsequent to January 31, 2000                                                  4,841          5.14
--------------------------------------------------------------------------------------------------------------------
Total                                                                                           11,270        $ 6.10
--------------------------------------------------------------------------------------------------------------------

(1) Assumes a conversion price of $4.00 or the contractual floor that is subject to reduction in the event of default.

(2) In February 2000 the Company granted options to purchase a total of 525,000 to three new employees of the

         Company. The options, if approved by shareholders, will vest as follows: 125,000 as of February 1, 2000; 200,000 on February 1, 2001; and 200,000 on February 1, 2002 with the exercise price being $6.00, $8.50 and $9.00 respectively. These options will expire on February 1, 2004.

In connection with the acquisition of Adesta, the Company also granted to WorldCom rights to receive upon satisfaction of certain conditions, including shareholder approval, phantom stock awards for up to 700,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option.

The Company is committed to issue shares of common stock as contingent consideration earned by the sellers of Georgia Electric Company through 2001. Common stock issued to date as contingent consideration earned for the years ended October 31, 1998 and 1997 was 628,398 shares and 204,448 shares, respectively. Contingent consideration earned for the year ended October 31, 1999, amounted to $1.8 million and is accrued at January 31, 2000, in accounts payable and accrued liabilities. Approximately 205,000 shares were issued in February 2000. The Company has made a similar commitment related to the acquisition of SASCO and SES (refer to Note 5, "Acquisitions"). The number of shares that may be issued as earn-out consideration under these commitments in the future is not presently determinable.

The Company has also executed an equity swap agreement with 186K.NET. Either the Company or 186K.NET can exercise the swap at any time from July 2000 to July 2003. Upon exercise, the Company has committed to issue shares of its common stock to 186K.NET in exchange for common shares of 186K.NET of equivalent value at the date of exercise. The value of the shares to be issued and received is to be determined by the lower of 10% of the increase in the fair market value of the Company or of 186K.NET from July 1999 to the date of exercise. 186K.NET is a privately-owned start-up company that provides data and communications facilities consulting services.

12.      SEGMENT INFORMATION:

The Company manages and analyzes the operations of the Company in four separate groups, Network Services Group, Transportation Services Group, Construction Group and Communications Development Group. Subsequent to October 31, 1999, the Company established the Networks Development Group, which had no significant activity during the three months ended January 31, 2000.

                                                                           For the Three Months Ended January 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
         Network Services                                                        $  62,555         $  48,522
         Transportation Services                                                    16,430            11,701
         Construction                                                               27,115            31,858
         Communication Development (International)                                     815               999
------------------------------------------------------------------------------------------------------------
                                                                                 $ 106,915         $  93,080
------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
         Network Services                                                        $   4,970         $   3,677
         Transportation Services                                                   (13,058)            1,421
         Construction                                                               (1,662)              (14)
         Communication Development (International)                                    (196)             (165)
         Unallocated Corporate Overhead                                               (440)           (2,398)
------------------------------------------------------------------------------------------------------------
                                                                                 $ (10,386)        $   2,521
------------------------------------------------------------------------------------------------------------
Identifiable assets:
         Network Services                                                        $ 165,021         $ 161,848
         Transportation Services                                                    38,197            48,322
         Construction                                                               71,448            70,640
         Communication Development (International)                                   3,362             3,453
         Corporate                                                                   5,463             3,848
------------------------------------------------------------------------------------------------------------
                                                                                 $ 283,491         $ 288,111
------------------------------------------------------------------------------------------------------------

The Company derives a significant portion of its revenues from a few large customers. Those customers and their revenues for the three months ended January 31, 2000, are as follows:


     Customer                         Operating Group                  Revenues
--------------------------------------------------------------------------------

New Jersey Consortium         Transportation and Network Services      $  18,578
WorldCom                               Network Services                   25,862
Cooper Tire Company                      Construction                      3,550
Florida Power Corp.                      Construction                      3,936

Adesta is party to multiple contracts with the New Jersey Consortium ("New Jersey Consortium Contracts") which includes the New Jersey Turnpike Authority, New Jersey Highway Authority, Port Authority of New York and New Jersey, South Jersey Transportation Authority, and the State of Delaware Department of Transportation. The New Jersey Consortium Contracts provide for, among other items, Adesta to (i) construct a fully integrated electronic toll collection ("ETC") system; (ii) maintain the related Customer Service Center ("CSC") and Violations Process Center ("VPC") for periods of up to 10 years; and (iii) construct and maintain a supporting fiber optic network. The estimated gross value of the New Jersey Consortium Contracts is approximately $280.0 million. The Company is currently negotiating with the New Jersey Consortium to amend the ETC program, including design specifications and certain milestone dates on the ETC systems construction segment of the New Jersey Consortium Contracts. Such amendment could have a material effect on the Company's revenues, costs of revenues and margins from these contracts.

During the three months ended January 31, 2000, the Company determined through its ongoing analyses of the ETC construction segment of the New Jersey Consortium Contracts (excluding the Customer Service Center and Violations Processing Center operations) that costs to be incurred are expected to exceed amounts billable by approximately $7.7 million. This change from October 31, 1999, related primarily to changes in estimated costs associated with changing design specifications and certain near-term milestones. As previously mentioned, the Company is currently negotiating with the New Jersey Consortium to amend the contracts, including the design specifications, which, if finalized, may mitigate a portion or all of these losses.

The loss recognized during the three months ended January 31, 2000 and reserve for loss on uncompleted contracts at January 31, 2000, related to the New Jersey Consortium Contracts were approximately $8.2 million and $4.7 million, respectively.

At January 31, 2000, the Company had billed and unbilled receivables of $21.4 million and $14.9 million, respectively, related to the New Jersey Consortium and $16.4 million and $16.3 million, respectively, related to WorldCom.

The loss of the New Jersey Consortium, WorldCom or any other major customers could have a material effect on Able's business, financial condition and results of operations.

13.      SUBSEQUENT EVENTS

SERIES B AND C PREFERRED STOCK

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

The Series C Stock has a dividend rate of 5.9% and is convertible immediately at $9.35 per common share. The conversion price is subject to change every six months. If the common stock is trading below the previously adjusted conversion price, the conversion price will be reduced, but not to less than $4.00 per common share. Under certain terms and conditions, the Company may redeem the Series C Stock beginning 60 days after a registration statement for the underlying common shares is declared effective at a price of $15 million plus 10% for each full or partial six-month period elapsed until redemption. The terms of the Series C Preferred Stock include certain punitive provisions in the event of default, including interest to accrue at 3% per month. The Series C Stock was issued with detachable warrants for the purchase of 200,000 shares of the Company's common stock at a price of $10.75 per share. The Financial Advisors also are entitled to warrants for 75,000 common shares at $10.75 per share.

Changes in the conversion price may result in charges in future periods.

The Series C Preferred Stock Warrants permit the holder to purchase 200,000 shares of Common Stock at an initial price per share of $10.75 which may from time to time be adjusted. Certain Financial Advisor to the Company were also issued Warrants for 75,000 common shares at $10.75 per share.

The pro forma effect of the Series B and Series C Transactions and the impairment of the investment in Kanas (refer to Note 6, "Investment in Kanas (Held for Sale)") is as follows (amounts in thousands):


                                                                        Impairment of
                        As Reported      Series B       Series C     Investment in Kanas       Pro Foma
-----------------------------------------------------------------------------------------------------------

Cash                    $   10,145     $  (10,879)    $   14,400          $       --          $   13,666
Current assets             173,755        (10,879)        14,400                  --             177,276
Total Assets               283,491        (10,879)        14,400             (11,850)            275,162
Current liabilities        198,932             --             --                  --             198,932
Long-term debt               1,463             --             --                  --               1,463
Preferred stock             17,726        (17,726)        13,637                  --              13,637
Equity                      16,998          6,847            763             (11,850)             12,758

FINANCING COMMITMENT

On March 15, 2000, the Company received financing commitments from investors which, if closed, will allow the Company to repay its existing Credit Facility of $35 million through new financing of approximately $56 million. The transaction will also provide for funding of an initial $35 million for certain current and future Network and Right-of Way development projects through a newly established affiliated company. The new company, to be owned 40% by Able and 60% by private investors, will purchase certain fiber assets from Able for approximately $7 million and will lend $49 million to Able in the form of a two-year, 11 percent term loan. The term loan will be secured by a first priority, perfected lien on and security interest in substantially all of the Company's and its subsidiaries now owned and subsequently acquired assets.

A portion of the loan will be used to repay the Company's existing Credit Facility.

The new affiliate, to be established with initial equity of $35 million from the investors, will be in a position to provide funding -- through additional debt or equity financing -- for future major development projects.
It will have the first right of opportunity to fund and participate in fiber-optic projects of Able that result in retained ownership of fiber assets and must use Able to design, develop and manage any projects which it undertakes, providing that business to Able at normal profit margins.

Consummation of the financing is subject to a number of conditions, but is presently anticipated to occur in May 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended January 31, 2000 and 1999. This information should be read in conjunction with the Company's condensed consolidated financial statement appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risk and uncertainties, including but not limited to economic, governmental and technological factors affecting the Company's operations, markets and profitability.

OVERVIEW

As discussed in Note 5 to the accompanying condensed consolidated financial statements, "Assumption of COMSAT Contracts," during the fiscal year ended October, 31, 1998, GEC acquired 12 contracts with the Texas Department of Transportation which were for the installation of intelligent traffic management systems and design and construction of wireless communication networks. The following is a summary of revenues and costs associated with the COMSAT contracts for the fiscal years ended January 31, 1999 (amounts in thousands):


Billings on the COMSAT contracts (1)                                 $    2,305
Deferred revenue recognized                                               1,499
-------------------------------------------------------------------------------
                                                                          3,804
Direct contract costs                                                     3,067
-------------------------------------------------------------------------------
Gross margin from COMSAT contracts                                   $      737
-------------------------------------------------------------------------------

(1) Billings on the COMSAT contracts include approved change order revenues associated with these contracts but not anticipated when GEC assumed such contracts.

All of the COMSAT Contracts were substantially complete as of October 31, 1999. The revenues, cost of revenues and gross margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

The Company's results of operations reflect the operating results of SASCO and SES only from the respective dates of acquisition. Combined revenues, costs of revenues and net loss from SASCO and SES during the three months ended January 31, 2000 were $4.8 million, $4.7 million and $0.5 million, respectively. Accordingly, the Company's results are not necessarily comparable on a period-to-period basis.

The following table sets forth, for the three months ended January 31, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues:


                                                           2000            1999
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Revenues                                                   100.0%         100.0%
-------------------------------------------------------------------------------

Cost of revenues                                            95.9           83.9
General and administrative expense                          11.2           10.4
Depreciation and amortization                                2.6            3.0
-------------------------------------------------------------------------------
Income (loss) from operations                               (9.7)           2.7
Other expenses, net                                          1.2           (8.4)
-------------------------------------------------------------------------------

Net loss                                                    (8.7)          (5.7)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUES

Construction and Maintenance - Construction and maintenance revenues were $106.9 million for the three months ended January 31, 2000, compared to $93.1 million for the same three month period of fiscal 1999 an increase of $13.8 million or 14.8 percent. Substantially all of the increase is due to increased revenues from the WorldCom Master Services Agreement and the New Jersey Consortium Contracts.

The Company's estimated backlog at January 31, 2000, was as follows (in thousands):


                                                   Operations and
                                     Construction    Maintenance
Organizational Group                  Contracts       Contracts       Total
-------------------------------------------------------------------------------

Network Services                     $    408,000   $    179,000   $    587,000
Transportation Services                   140,000        120,000        260,000
Construction                              151,000         33,000        184,000
-------------------------------------------------------------------------------

                                     $    699,000   $    332,000   $  1,031,000
-------------------------------------------------------------------------------

The Company expects to complete approximately 40% of the total backlog within the next twelve months. Due to the nature of the Company's contractual commitments, in many instances its customers do not commit to the volume of services to be purchased under a contract but, rather, commit the Company to perform these services if requested by the customer and commit to obtain these services from it if they are not performed internally. Many of the contracts are multi-year agreements, ranging from less than one year to 20 years. The Company includes the full amount of services projected to be performed over the life of the contract in backlog due to its historical relationships with its customers and experience in procurements of this nature. Contract backlog of $500 million is under performance bonds and the Company may be subject to liquidated damages for failure to perform in a timely manner. The Company's backlog may fluctuate and does not necessarily indicate the amount of future sales. A substantial amount of its order backlog can be canceled at any time without penalty, except, in some cases, the Company can recover actual committed costs and profit on work performed up to the date of cancellation. Cancellations of pending purchase orders or termination or reductions of purchase orders in progress from its customers could have a material adverse effect on its business, operating results and financial condition. In addition, there can be no assurance as to customers' requirements during a particular period or that such estimates at any point in time are accurate.

COSTS AND EXPENSES

Construction and Maintenance - Construction and maintenance costs were $102.5 million for the three months ended January 31, 2000, compared to $78.1 million for the same three month period of fiscal 1999, an increase of $24.4 million or
31.2 percent. The Company's construction and maintenance margins were 4.1 percent for the three months ended January 31, 2000, compared to 16.1 percent for the same three month period of fiscal 1999.

Substantially all of the increase in construction and maintenance costs is due to increased costs associated with the WorldCom Master Services Agreement and the New Jersey Consortium Contracts. Losses recognized during the three months ended January 31, 2000 and reserve for loss on uncompleted contracts at January 31, 2000, related to the New Jersey Consortium Contracts were approximately $8.2 million and $4.7 million, respectively.

The Company is currently negotiating with the New Jersey Consortium to amend the ETC program, including design specifications and certain milestone dates on the ETC systems construction segment of the New Jersey Consortium Contracts. Such amendment could have a material effect on the Company's revenues, costs of revenues and margins from these contracts.

During the three months ended January 31, 2000, the Company determined through its ongoing analyses of the ETC construction segment of the New Jersey Consortium Contracts (excluding the Customer Service Center and Violations Processing Center operations) that costs to be incurred are expected to exceed amounts billable by approximately $7.7 million. This change from October 31, 1999, related primarily to changes in estimated costs associated with changing design specifications and certain near-term milestones. As previously mentioned, the

Company is currently negotiating with the New Jersey Consortium to amend the contracts, including the design specifications, which, if finalized, may mitigate a portion or all of these losses.

The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):



                                                          Transportation Services
                              Network Services Group               Group                             Total
                                2000           1999          2000            1999            2000          1999
--------------------------------------------------------------------------------------------------------------------

Balance, November 1          $    5,703     $    8,029     $    2,917     $   17,361     $    8,620     $   25,390
Additions (1)                       141             --          4,744             --          4,885             --
Amount utilized                    (393)        (1,231)          (961)        (6,068)        (1,354)        (7,299)
--------------------------------------------------------------------------------------------------------------------
Balance, January 31          $    5,451     $    6,798     $    6,700     $   11,293     $   12,151     $   18,091
--------------------------------------------------------------------------------------------------------------------

General and Administrative - General and administrative expenses were $12.0 million for the three months ended January 31, 2000, compared to $9.7 million for the same three month period of fiscal 1999 an increase of $2.3 million or
23.7 percent. The increase in general and administrative expense is primarily attributable to increased non-job specific compensation and professional fees.

OTHER INCOME (EXPENSE)

Other income (expense), including equity in losses of investment in Kanas, the provision for (benefit from) income taxes and minority interest, was $0.9 million for the three months ended January 31, 2000, compared to $7.8 million for the same respective period of fiscal 1999 and consisted of the following (dollars in thousands):



                                                    2000           1999        $ Change        % Change
-------------------------------------------------------------------------------------------------------

Interest expense                                 $ (2,449)      $ (2,478)      $     29            1.2%
Change in value of stock appreciation rights        3,710         (5,334)         9,044         (169.6)
Benefit from income taxes                            (296)            50           (346)        (692.0)
Other                                                 (57)           (77)            20           26.0

Interest Expense - The decrease in interest expense during fiscal 2000 compared to fiscal 1999 is primarily attributable to lower outstanding balance to WorldCom due to the WorldCom Debt to Equity Conversion. During the three months ended January 31, 2000, the Company had $35.0 million outstanding under its Credit Facility and $4.5 million outstanding under the WorldCom Note with an interest rate of 11.5 percent and $18.0 million outstanding under property taxes payable that is net of imputed interest at 15 percent per annum.

The $32.0 million outstanding under the WorldCom Advance is non-interest bearing.

Stock Appreciation Rights - The change in the value of the stock appreciation rights is a non-cash item related to the value of amounts potentially owed to WorldCom under the existing WorldCom stock appreciation rights (WorldCom SARs). Management expects the conversion of WorldCom SARs into options for the Company's common stock at the Company's next shareholders' meeting and will not result in a cash charge to the Company. The value of the WorldCom SARs will be increased or decreased based on the intrinsic value of the WorldCom SAR's utilizing the price of the Company's common stock at each reporting date until the WorldCom SARs are converted to options or exercised by WorldCom.

Provision For (Benefit From) Income Taxes - The provision for (benefit from) income taxes was $0.3 million for the three months ended January 31, 2000, compared to $0.05 million for the same three month period of fiscal 1999. During the three months ended January 31, 2000, the Company's income tax expense related primarily to state income taxes. The Company has a net operating loss carryforwards for income tax purposes of approximately $10.0 million that will expire in 2019. For financial reporting purposes, a valuation allowance has been recognized against the book value of these net operating loss carryforwards due to the uncertainty that the Company will realize the income tax benefit from its net deferred tax assets.

LOSS APPLICABLE TO COMMON STOCK

Loss applicable to common stock was $10.7 million for the three months ended January 31, 2000, compared to $5.5 million for the same three-month period of fiscal 1999 an increase of $5.2 million or 94.5 percent. During the three months ended January 31, 2000, the Company recorded approximately $1.4 million related to additional Series B Preferred Stock default penalties that resulted in a direct increase in loss applicable to common shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10.1 million at January 31, 2000 compared to $16.6 million at October 31, 1999. The decrease in cash and cash equivalents of $6.5 million during the three months ended January 31, 2000 resulted from cash from financing activities of $0.9 million, offset by cash used in operating and investing activities of $5.3 million and $1.9 million, respectively.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities during the three months ended January 31, 2000 of $5.3 million consisted primarily of (i) net losses of $5.3 million, excluding non-cash charges totaling $4.1, and (ii) increases in accounts receivable and networks under construction of $12.7 million and $16.1 million, respectively, offset by (i) an $8.2 million decrease in costs and profits in excess of billings on uncompleted contracts, and (ii) increases in accounts payable and accrued liabilities, accruals for incurred job costs and billings in excess of costs and estimated profits on uncompleted contracts of $4.8 million, $14.9 million and $2.1 million, respectively.

The $16.1 increase in networks under construction related predominately to the ongoing construction of telecommunications systems on rights-of-way leased from the Colorado Department of Transportation (the "CDOT Networks"). The Company has executed various long-term user agreements for the CDOT Networks, which will be recognized as revenue ratably over the term of the user agreement beginning upon the completion of the networks. Conversely, the related costs will be recognized ratably over the useful life of the networks and the rights-of-way.

Cash flows from operations during the three months ended January 31, 2000, were adversely effected by cash payments of $1.4 million related to Loss Jobs acquired from Adesta that were charged to reserves for losses on uncompleted contracts.

The Company expects to incur significant additional amounts to complete the construction of the CDOT Networks. Failure of the Company to execute sufficient user agreements for the CDOT Networks could have a material adverse effect on the carrying value of the Company's investment.

CASH FROM INVESTING ACTIVITIES

Cash used in investing activities during the three months ended January 31, 2000 of $1.9 million is due to net capital expenditures of approximately $2.0 million required to support increased operations and replacement of existing equipment offset by cash acquired in the acquisition of SASCO and SES of approximately $0.1 million.

CASH FROM FINANCING ACTIVITIES

Cash provided by financing activities during the three months ended January 31, 2000 of $0.9 million is due primarily to proceeds from the issuance of debt and stock options of $0.3 million and $1.0 million, respectively, offset by payments of debt of $0.4 million.

On January 11, 2000, the Company entered into an agreement with WorldCom whereby WorldCom agreed to convert approximately $25.5 million of its $30.0 million WorldCom Note into 3,050,000 shares of the Company's Common Stock. The conversion was based on the January 8, 2000 closing price of the Company's Common Stock at $8.375 per share. The remainder of the original WorldCom Note, approximately $4.5 million was converted into an amended and restated 11.5 percent subordinated promissory note due February 2001.

As discussed in Note 12 to the accompanying condensed consolidated financial statements, "Subsequent Events," subsequent to January 31, 2000, the Company
(i) converted approximately $8.0 million of the accrued redemption value of the Company's Series B Preferred Stock into common stock and warrants of the Company; (ii) repaid with cash the remaining Series B Preferred Stock redemption obligation of approximately $10.0 million through the issuance of $15.0 million of Series C Preferred Stock; and (iii) received financial commitments from investors which will provide new financing ofapproximately $56.0 million and also will provide funding of an initial $35.0 million for certain current and future network and right-of-way development projects.
A portion of the new financing will be used to repay the Company's existing $35.0 million Credit Facility that is currently in default.

EFFECT ON FUTURE LIQUIDITY OF CERTAIN CONTRACTS ACQUIRED FROM ADESTA

The Company has recorded reserves for losses on certain contracts assumed in the Adesta Acquisition that are expected to use cash from operations of approximately $7.3 million over the next two fiscal years. The Company also assumed in the Adesta Acquisition certain obligations to perform under long-term service contracts for the operation and maintenance of fiber networks. Performance under these agreements, which were predominantly executed by Adesta in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments. The Company has also subsequently determined that such losses over the contract terms (up to 20 years) cannot be reasonably estimated due to potential changes in various assumptions. Increases in management's estimates of costs to complete the Loss Jobs and to service the maintenance contracts, without an offsetting increase in revenues, could have a material adverse effect on the Company's consolidated statement of condition and liquidity.

As reflected in the Company's accompanying condensed consolidated financial statements, the Company acquired from Adesta a 25 percent interest in Kanas Telcom, Inc. As of the date of the acquisition of Adesta, the Company anticipated a near-term sale of its interest in Kanas. Accordingly, the estimated amount expected to be realized on sale (approximately $12.8 million) was allocated to this investment in purchase accounting. WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement that total approximately $85.4 million at October 31, 1998. In conjunction with the acquisition of Adesta, the Company has agreed to indemnify WorldCom under its guarantee.

The Company learned on February 25, 2000, that on February 24, 2000, Alyeska declared Kanas to be in default under the terms of their contract. Adesta, which was the subcontractor for Kanas on the telecommunications network, received "substantial completion" from Kanas in December 1998, but Kanas has not received final acceptance from Alyeska and, in turn, has not provided final acceptance to Adesta. Alyeska has taken the position that Kanas does not have the right to cure the default and has notified Kanas that it is terminating the contract. Adesta has not received any notice of default from Kanas nor has it received any request regarding the indemnification agreement with WorldCom.

During March 2000, Kanas executed a memorandum of understanding that provided the following:

(4) Kanas sold shares equal to 80 percent of the then outstanding shares to WorldCom for approximately $1.5 million thereby reducing the ownership interest of the original Kanas shareholders, including Adesta, to 5 percent each.

(5)  Substantially all of the officers and directors of Kanas resigned.

(6) Adesta's responsibilities under its network operations and maintenance agreement with Kanas were transferred to an affiliate of WorldCom.

The Company is continuing to monitor and further assess the impact of these developments on the value of the Company's investment in Kanas, its obligations under the indemnity provisions of the Kanas debt, and other obligations the Company may have with respect to the operations and maintenance agreement or otherwise.

However, it now appears likely the Company will write-off most of remaining carrying value of its interest in Kanas during the three months ended April 30, 2000, of approximately $11.9 million. Additionally, the Company continues to assess the collectiblity of receivables from Kanas of approximately $1.2 million at April 10, 2000.

Changes in the realization of the Company's investment in Kanas and any amounts paid out under the indemnity agreement with WorldCom, could have a material adverse effect on the Company's consolidated statement of condition and liquidity.

FUTURE LIQUIDITY

The Company incurred losses from operations of $10.4 million, net losses of $9.3 million, and losses applicable to common stock of $10.7 million during the three months ended January 31, 2000. The Company also incurred losses from operations of $1.9 million , net losses of $18.1 million, and losses applicable to common stock of $36.8 million during the fiscal year ended October 31, 1999. Significant payments were also made, both during and subsequent to January 31, 2000, to redeem the Series B Preferred Stock and to reduce obligations for loss contracts assumed in 1998 in the acquisition of Adesta. The Company has borrowed the maximum available under its existing Credit Facility and is in default of the related covenants. While the Company is current with respect to amounts due under the Credit Facility, the lender has the right to demand payment and the Company has insufficient liquidity to pay such amounts, if called. The Company has not yet been successful in obtaining alternative financing and may have insufficient liquidity to fund its continuing operations. In addition, as described in Note 7 to the accompanying condensed consolidated financial statements, "Investment in Kanas (Held for Sale)," on February 24, 2000, Alyeska declared Kanas to be in default under the terms of their contract. WorldCom is the guarantor of approximately $87.5 million of Kanas indebtedness and the Company has indemnified WorldCom with respect to that guarantee. Claims that may be made against the Company with respect to that indemnification are, there is substantial doubt about the Company's ability to continue as a going concern. Consequently, there is substantial doubt about the Company's ability to continue as a going concern. In addition, there can be no assurance that the Company will not experience adverse operating results or other factors which could materially increase its cash requirements or adversely affect its liquidity position.

The Company's continuation as a going concern is dependent upon its ability to
(a) generate sufficient cash flow to meet its obligations on a timely basis,
(b) obtain additional financing as may be required and (c) ultimately sustain profitability. Management's plans in regard to these matters are discussed in
Note 2 to the accompanying condensed consolidated financial statements, "Going Concern."

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


                                                   Expected Maturity During the Fiscal Year Ended October 31,
------------------------------------------------------------------------------------------------------------------------
                                      2000           2001           2002          2003             2004       Thereafter
------------------------------------------------------------------------------------------------------------------------

Variable rate debt:
     Amount                       $   36,286             --             --             --             --             --
     Average interest rate             11.45%            --             --             --             --             --
Fixed rate debt:
     Amount                       $      654     $    4,777     $       75     $       19     $       19     $       19
     Average interest rate              9.00%         11.10%          9.00%          9.00%          9.00%          9.00%
Total:
     Amount                       $   36,940     $    4,777     $       75     $       19     $       19     $       19
     Average                           11.06%         11.10%          9.00%          9.00%          9.00%          9.00%

The above presentation does reflect the $32.0 million WorldCom Advance that bears no interest and is subordinate to the Credit Facility. Payments under the WorldCom Advance were further subordinated to liabilities associated with certain construction projects that are expected to be completed during fiscal 2001. Additionally, the above presentation does not reflect the present value of future property taxes payable (over a period of 20 years). On the January 31, 2000, condensed consolidated balance sheet, the long-term portion of this liability totaled $16.0 and is reflected as "Property Taxes Payable," while the current portion totaled $2.6 million and is reflected in "Accounts Payable and Accrued Liabilities."

At October 31, 1999, the Company is in technical default of certain provisions of the Credit Facility as described in Note 11 in the accompanying financial statements, "Debt". As such, the Credit Facility is immediately callable by the holder and is therefore classified as current a current maturity (fiscal year
2000) in the above expected maturity schedule. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 12, 1998, the Company granted options to purchase 150,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock") to two employees of the Company. The options were granted pursuant to the Company's 1995 Stock Option Plan, as amended (the "Plan"), are non-qualified, vested over three years, are exercisable at $7.125 per share, and expire on July 8, 2000. In addition, on November 12, 1998, the Company granted options to purchase 350,000 shares of Common Stock to employees of the Company's subsidiaries acquired in connection with the Adesta acquisition. The options were granted outside the Plan.

On December 23, 1998, the Company granted options to purchase 12,500 shares of Common Stock to employees of the Company. The options were granted pursuant to the Plan, are qualified, vested immediately, are exercisable at $5.75 per share, and expire on December 31, 2004.

On December 31, 1998, in an effort to correct certain of the actions taken by the Company's Board of Directors in order to maintain compliance with the Plan, as amended, the Board of Director's rescinded certain of the stock option grants made during the fiscal year ended October 31, 1998, or 530,000 options under the Plan and 310,000 options outside the Plan. These ambiguities and compliance issues included, in certain instances, (i) granting options that had been granted inside the Plan where there were not a sufficient number of shares available, (ii) granting options at below market prices to nonemployee directors with the Plan, contrary to terms of the Plan, (iii) not specifying whether the grants were issued inside or outside the Plan, (iv) not specifying the exercise period for the options granted or (v) issuing options outside the Plan, which could be considered contrary to the terms of certain financing documents. These options, which vested immediately, were reissued at the fair market value ($5.75 per share), as defined by the Plan, on December 31, 1998, as well as shortened certain of the expiration dates of the options. In addition, the Company rescinded and reissued the 350,000 options outside the Plan and the 150,000 options pursuant to the Plan described above on December 31, 1998 at $5.75 per share for the reasons described above. These options vested immediately and expire on November 12, 2004 (outside the Plan) and December 31, 2004 (pursuant to the Plan). All options granted outside the plan are subject to shareholder approval.

On December 31, 1998, the Company granted options to purchase 1,050,000 shares of Common Stock to employees of the Company's subsidiaries acquired in connection with the Adesta acquisition. The options were granted outside the Plan, are non-qualified, vest over three years, are exercisable at $5.75 per share, and expire on November 12, 2004. All options granted outside the plan are subject to shareholder approval.

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

Effective April 1, 1999, the Company granted a consultant options to purchase 40,000 shares of Common Stock. The options were granted outside the Plan, are non-qualified, 20,000 of which vested immediately, 10,000 vest on April 1, 2000, and 10,000 vest on April 1, 2001, are exercisable at $6.375 per share, and expire two years from the date of expiration of the consulting agreement or any extensions or renewals thereof. All options granted outside the plan are subject to shareholder approval.

On April 30, 1999, the Company granted to an employee a restricted stock award of 50,000 shares of Common Stock.

On May 3, 1999, the Company granted options to purchase 40,000 shares of common stock to the Company's legal consultant. The options were granted outside of the Plan, are non-qualified, 20,000 of which vested immediately, 10,000 vest on May 3, 2000 and 10,000 vest on May 3, 2001. All of said options are exercisable at $6.75 per share. Said options expire on May 3, 2004.

On April 30, 1999, the Company converted a payable to a Director of the Company in the amount of $0.8 million into 118,286 shares of Common Stock based upon a conversion rate equal to the fair market value of the Company's common stock on the date of conversion, or $7.00 per share.

On May 18, 1999, the Company granted options to purchase 215,000 shares of common stock to employees of the Company. The options were granted outside of the Plan, are non-qualified, 72,000 of which vested immediately, 71,000 vest on May 1, 2000 and 71,000 vest on May 1, 2001. All of said options are exercisable at $6.375 per share. Said options expire on May 1, 2004.

On June 9, 1999, the Company granted options to purchase 10,000 shares of common stock to a director of the Company. The options were granted outside of the Plan, are non-qualified and all of which vest immediately. All of said options are exercisable at $6.75 per share. Said options expire on June 9, 2002.

On July 26, 1999, the Company granted options to purchase 218,000 shares of common stock to employees of the Company. The options were granted outside of the Plan, are non-qualified, 73,000 of which vested immediately, 73,000 vest on July 23, 2000 and 72,000 vest on July 23, 2001. All of said options are exercisable at $9.94 per share. Said options expire on May 1, 2004.

On July 29, 1999, the Company granted options to purchase 10,000 shares of common stock to a director of the Company. The options were granted outside of the Plan, are non-qualified and all of which vest after one-year. All of said options are exercisable at $8.75 per share. Said options expire on July 29, 2002.

In February 2000 the Company granted options to purchase a total of 525,000 to three new employees of the Company. The options, if approved by shareholders, will vest as follows: 125,000 as of February 1, 2000; 200,000 on February 1, 2001; and 200,000 on February 1, 2002 with the exercise price being $6.00, $8.50 and $9.00 respectively. Said options will expire on February 1, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At January 31, 2000, the Company has borrowed the maximum available under its existing Credit Facility and is in technical default of certain provisions of the Credit Facility. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current liability in the accompanying January 31, 1999, consolidated balance sheet. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances. In the event that the lender demands payment, the Company has insufficient liquidity to pay such amounts.

In addition, during the quarter ended January 31, 2000, the Company was and continues to be in default on the Series B Preferred Stock for the nonpayment of dividends related to the remaining 22% (or 779 shares) of shares of Series B Preferred Stock. (See Note 13 "Subsequent Events").

ITEM 5.  OTHER INFORMATION

NASDAQ HEARING

On March 23, 2000, the Company was advised by the Staff of Nasdaq-Amex Market Group ("NASDAQ") that its securities would be delisted if its Form 10-Q for the period ended January 31, 2000 was not filed by March 30, 2000. On March 29, 2000, the Company requested a hearing and a stay was issued until the hearing date on May 4, 2000. NASDAQ has further advised the Company that the hearing will also cover the issues dealing with listing qualifications and failure to hold an annual meeting. Management believes that it will be able to satisfy NASDAQ that the Company should not be delisted.

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

2.5.10            Agreement dated March 15, 1999 by and between Able Telcom
                  Holding Corp. and WorldCom Network Services, Inc. (17)

2.5.14            Letter Agreement dated January 11, 2000 related to WorldCom
                  Conversion of Certain Debt into Equity (18)

2.6               Teaming Agreement dated July 7, 1999 by and between Able
                  Telcom Holding Corp. and 186K.Net, Co. (18)

2.7               Agreement and Plan of Merger by and among Able Telcom Holding
                  Corp., SES Acquisition Corp., and Specialty Electronics
                  Systems, Inc. and the Shareholders dated as of November 5, 1999. (18)

2.7.1 Schedule 2.6(a)-SASCO relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES
                  Acquisition Corp., and Specialty Electronics Systems, Inc.
                  and the Shareholders dated as of November 5, 1999. (18)

2.7.2 Schedule 2.6(a)-SES relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES
                  Acquisition Corp., and Specialty Electronics Systems, Inc.
                  and the Shareholders dated as of November 5, 1999. (18)

2.7.3             Stock Purchase Agreement by and among Able Telcom Holding
                  Corp., Southern Aluminum & Steel Corporation and the
                  Shareholders dated November 5, 1999. (18)


2.7.4             Registration Rights Agreement associated with the Stock
                  Purchase Agreement by and among Able Telcom Holding Corp.,
                  Southern Aluminum & Steel Corporation and the Shareholders dated November 5, 1999. (18)

2.7.5             Employment Agreement with Donald G. Garner dated November 5,
                  1999. (18)

2.7.5.1           Non-Competition Agreement with Donald G. Garner dated
                  November 5, 1999. (18)

2.7.6             Employment Agreement with C. Michael Hoover dated November 5,
                  1999. (18)

2.7.6.1           Non-Competition Agreement with C. Michael Hoover dated
                  November 5, 1999. (18)

2.7.7             Employment Agreement with Jesse R. Joyner dated November 5,
                  1999. (18)

2.7.7.1           Non-Competition with Jesse R. Joyner dated November 5, 1999.
                  (18)

3.1 Articles of Incorporation of Able Telcom Holding Corp., as amended (3) (4)

3.1.1 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. (13)

3.1.2 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. dated January 25, 2000. (18)

3.2               Bylaws of Able Telcom Holding Corp., as amended (3)

4.2               Specimen Common Stock Certificate (3)

4.3               Specimen Series A Preferred Stock Certificate (6)

4.3.1             Specimen Series B Preferred Stock Certificate (18)

4.3.2             Specimen Series C Preferred Stock Certificate (18)

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


4.14              Warrant Amendment between Able Telcom Holding Corp., and
                  Purchasers (as defined) dated February 17, 1999 (12)

4.15 Securities Purchase Agreement by and between the Sellers (as defined) and Cotton Communications, Inc. dated February 17,
                  1999 (12)

4.15.1            Letter Agreement dated February 17, 1999 from Cotton
                  Communications, Inc. to John Hancock Mutual Life Insurance
                  Company. (18)

4.15.2            Letter Agreement dated February 17, 1999 from Cotton
                  Communications, Inc. to Able Telcom Holding Corp. (18)

4.15.3            Termination Agreement dated March 22, 1999 by and between
                  Able Telcom Holding Corp. and Cotton Communication, Inc. (18)

4.16 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the Palladin Group dated February 4, 2000. (18)

4.16.3            Letter Agreement dated February 17, 1999 from the Palladin
                  Group to Able Telcom Holding Corp. (18)

4.16.4 Letter dated March 19, 1999 from Able Telcom Holding Corp. to the Palladin Group associated with the termination of Financing Agreement dated February 17, 1999. (18)

4.17 Form of First Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group. (18)

4.18 Form of Second Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group (18)

4.19 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the RoseGlen Group dated February 4, 2000. (18)

4.20              Form of Common Stock Purchase Warrants in connection with
                  Series B Convertible Preferred Stock Exchange Agreement with the RoseGlen Group. (18)

4.21              Registration Rights Agreement associated with Series B
                  Convertible Preferred Stock Exchange Agreement (18)

4.22              Series C Convertible Preferred Stock Purchase Agreement (18)

4.23              Form of Common Stock Purchase Warrants in connection with
                  Series C Convertible Preferred Stock Purchase Agreement. (18)

4.24              Registration Rights Agreement associated with Series C
                  Convertible Preferred Stock Purchase Agreement. (18)

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

10.33             Employment Agreement with Billy V Ray, Jr., dated October 1,
                  1998 (12)

10.33.1           Employment Agreement with Billy V. Ray, Jr., dated February
                  21, 2000

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

10.43             Stock Pledge Agreement between Able Telcom Holding Corp. and
                  Cotton Communications, Inc. dated February 17, 1999 (12)

10.44             Employment Agreement with Michael Arp, dated January 1, 1999
                  (14)


10.45             Consulting Agreement and Employment Agreement with James E.
                  Brands, dated March 15, 1999 (14)

10.46             Employment Agreement with Michael Summers, dated May 31,
                  1999. (17)

10.47             Employment Agreement with Thomas Montgomery, dated February
                  21, 2000.

10.48             Employment Agreement with Charles Maynard, dated February 21,
                  2000.

10.49             Employment Agreement with Philip Kernan, dated February 21,
                  2000.

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

(18) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986), for the fiscal year ended October 31, 1999, as filed February 22, 2000.


(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ABLE TELCOM HOLDING CORP.
                                  (REGISTRANT)



    Signatures                                Title                                   Date Signed
---------------------------------------------------------------------------------------------------

/s/ BILLY V. RAY, JR.      President and Chief Executive Officer and Director       April 11, 2000
---------------------
Billy V. Ray, Jr.

/s/ MICHAEL A. SUMMERS     Chief Accounting Officer                                 April 11, 2000
----------------------
Michael A. Summers