Form 10-K/A
period 1998-10-31
ABLE TELCOM HOLDING CORP
filed 2000-05-26
CIK 826411

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                  FORM 10-K/A-2

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

                 1000 HOLCOMB WOODS PARKWAY, SUITE 440, ROSWELL,
        GEORGIA 33401 (Address of principal executive offices) (Zip Code)

                                 (770) 993-1570
               Registrant's telephone number, including area code:

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 27, 1999, 11,193,949 shares of the registrant's Common Stock were held by non-affiliates of the registrant (assuming, solely for these purposes, such persons to be all persons other than (i) current directors and executive officers off the registrant and (ii) persons believed by the registrant to beneficially own more than 10% of the registrant's outstanding Common Stock, based on reports, if any, submitted to the registrant by such persons). As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the average closing bid and asked prices on that date, was $100,745,541.

There were 12,093,364 shares of Common Stock outstanding as of August 27, 1999.

Able Telcom Holding Corp. ("Registrant" or "Company") is amending its Form 10-K/A filed on March 1, 1999, to include certain additional disclosures throughout the filing and to include changes required to "Pro Forma Financial Information" disclosed in Note 3 "ACQUISITIONS."


                                TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I

     Item 1.  Business.....................................................    1

     Item 2.  Properties...................................................   14

     Item 3.  Legal Proceedings............................................   15

     Item 4.  Submission of Matters to a Vote of Security Holders..........   15

PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholders Matters.........................................   16

     Item 6.  Selected Financial Data......................................   17

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................   18

     Item 7a. Quantitative and Qualitative Information About Market Risk...   25

     Item 8.  Financial Statements and Supplementary Data..................   25

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................   26

PART III

     Item 10. Directors and Executive Officers of the Registrant...........   27

     Item 11. Executive Compensation.......................................   32

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management...............................................   41

     Item 13. Certain Relationships and Related Transactions...............   43

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K..................................................   47

              Signatures...................................................   53

                                     PART 1

ITEM 1.           BUSINESS

OVERVIEW

Able Telcom Holding Corp. (the "Company"/"Able") is a contractor for the construction and maintenance of facilities-based communications systems for both public and private sector customers in the United States and South America. The Company has three operating groups: (i) Network Services, (ii) Transportation Services, and (iii) Communications Development. Through the Company's Network Services Group, it provides development, design, engineering, project management, installation, construction, operation and maintenance services for telecommunications systems. In addition, the Company's Transportation Services Group provides services for the design, development, integration, installation, construction, project management, maintenance and operation of advanced intelligent transportation systems, automated toll collection systems and electronic traffic management and control systems. The Company's Communication Development Group provides communications design, installation and maintenance services to foreign telephone companies.

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

FISCAL YEAR 1998 AND SUBSEQUENT EVENTS

MFSNT ACQUISITION. On July 2, 1998, the Company acquired the network construction and transportation systems business of MFS Network Technologies, Inc. ("MFSNT") from WorldCom, Inc. ("WorldCom") pursuant to a merger agreement dated April 26, 1998 ("MFSNT Agreement"). On September 9, 1998, the Company, WorldCom and WorldCom Network Services, Inc. ("WorldCom Network"), a wholly owned subsidiary of WorldCom, finalized the terms of the MFSNT Agreement through the execution of an amended agreement, which agreement was subsequently amended on January 26, 1999 (as amended, the "September Agreement"). The acquisition of MFSNT was accounted for using the purchase method of accounting at a total price of approximately $67.5 million comprised of a $58.8 million contract price, costs associated with the acquisition and the value attributed to options and equity awards described below. $38.8 million of the purchase price was paid in cash and the remainder was paid by issuing a promissory note as described below (the "WorldCom Note"). The September Agreement provides that on December 29, 2000, the Company will pay WorldCom the following amounts, if positive:

         (a) The difference between $9.0 million related to losses on MFSNT projects in existence on March 31, 1998 and recorded by MFSNT as of June 30, 1998, and the amount actually lost on such contracts through December 15, 2000;

         (b) The difference between $3.0 million related to losses on MFSNT projects not recorded by MFSNT as of June 30, 1998 and the amount actually lost on such contracts through December 15, 2000; and

         (c) The difference between $5.0 million and the aggregate costs of Able in defending MFSNT litigation that the Company assumed as part of the MFSNT Acquisition, and payments made in settlement or in payment of judgements with respect to such [pre-acquisition] litigation.

The range of contingent consideration potentially payable to WorldCom, as discussed above, is from $0 to $17.0 million. The allocation of the purchase price to identifiable assets and liabilities acquired is based upon preliminary estimates. The Company is in the process of obtaining additional information necessary to finalize the allocation of the purchase price. The effect of the final allocation on previously reported amounts in Able's periodic filings is not expected to be significant.

As part of the MFSNT Acquisition, the Company granted an option (the "WorldCom Option") to WorldCom to purchase up to two million shares of Common Stock at an exercise price of $7.00 per share. WorldCom may elect to exercise some or all of the WorldCom Option on a "cashless" basis rather than for cash to the extent necessary to ensure that the actual number of shares of Common Stock issued would not exceed 1,817,941 shares, which amount was based upon just less than 20% of the then outstanding number of shares of Common Stock, determined prior to its executing the MFSNT Agreement. A "cashless" exercise means that WorldCom will receive shares of Common Stock with a total "market value" equal to the per share excess of the "market value" of the common stock over the exercise price multiplied by the number of shares of the WorldCom Option being exercised. On January 8, 1999, the Company entered into a modification to the WorldCom Option (the "WorldCom Modification") with WorldCom which modified the WorldCom Option into stock appreciation rights ("SARs"), unless and until such time as the Company obtains shareholder approval (if ever), pursuant to the Nasdaq Stock Market, Inc. ("Nasdaq") Marketplace Rule 4460(i)(1)(C) ("Rule 4460(i)(1)(C)"), to approve the issuance of 20 percent or more of the Common Stock in connection with the MFSNT Acquisition (determined prior to Able's execution of the MFSNT Agreement). Rule 4460(i)(1)(C) addresses issuing securities in connection with the acquisition of stock or assets of another company if due to the present or potential issuance of common stock, or securities convertible into, or exercisable for, common stock, the aggregate number of shares of common stock which may be issued is or may be equal to or in excess of 20% of the number of shares of common stock outstanding before the issuance of the stock or securities.

Under the WorldCom Modification, WorldCom is entitled to participate in an increase in the value of an aggregate of 2,000,000 shares of Common Stock. For each SAR exercised, WorldCom is entitled to receive an amount equal to the excess of the fair market value of the Common Stock as of the applicable exercise date over $7.00 (the "Appreciation Amount"). The Appreciation Amount will be paid in cash within fifteen days of receipt of an exercise notice; provided, however, that to the extent that the Company would be required to pay in excess of $10.0 million in any twelve month period as a result of any exercises of any SARs, then the amount of such excess shall be represented by a promissory note with quarterly payments amortized ratably over a period of six months at 10% per annum. The exercise period for the SARs granted commences on the earlier of:

       o One business day after the date upon which the potential issuance of Common Stock under this Agreement is voted upon by the Company shareholders, and

       o October 1, 1999 (the "Commencement Date"),

and ending on January 2, 2002. As of August 30, 1999, none have been exercised.

Payment of any SARs in cash only could materially and adversely affect the Company's cash flow because:

       o Of the short time frame to pay for any SARs exercised (between 15 and 30 days from the date notice is received by the Company), and

       o The payment owed could be a significant amount depending on the number of SARs exercised and the then fair market value of the Common Stock.

Able also granted WorldCom an equity award in the form of a phantom stock award or other equity participation award ("WorldCom Equity Awards/Phantom Stock Awards") which is generally equivalent to 600,000 shares of Common Stock, payable in cash, stock, or a combination of both, at the Company's option. The WorldCom Equity Awards are exercisable, in whole or in part, solely with respect to the following days: July 2, 1999, July 2, 2000, or July 2, 2001. To date, none have been exercised. On January 8, 1999, Able and WorldCom entered into an written agreement (the "Intent Agreement") setting forth the terms and conditions of and when the WorldCom Equity Award Agreement (the "Equity Award Agreement") will be executed. The Intent Agreement also sets forth the specific terms of the WorldCom Equity Award, to be evidenced in the form of a Stock Appreciation Rights Agreement ("SAR Agreement"). The Intent Agreement provides that until the Company obtains shareholder approval in accordance with Rule 4460(i)(1)(C), the SAR Agreement will be executed at such time as the Company meets certain "Conditions to Issuance." Additionally, subject to Shareholder approval, upon the exercise of any WorldCom Equity Awards, any payments may be made, in the Company's sole discretion, in cash, Common Stock, or a combination of both cash and Common Stock.

The Company is submitting a proposal to the Company's shareholders at the next Annual Meeting of Shareholders to approve the issuance of more than 20 percent of the outstanding Common Stock in connection with the MFSNT Acquisition. If the Company's shareholders approve the Company's proposals,

       o The SARs granted under the WorldCom Modification automatically revert back to the WorldCom Option and the holder will have the right to purchase an aggregate of 2,000,000 shares of Common Stock at $7.00 per share through January 2, 2002, and

       o Upon the exercise of any WorldCom Equity Awards, the Company would have the option to make the payments in cash, stock, or a combination of cash and stock, in the Company's discretion.

As of July 31, 1999, approximately $30.0 million of principal and approximately $3.8 million of accrued and unpaid interest were outstanding under the WorldCom Note. The Company must repay the WorldCom Note in full on November 30, 2000. The WorldCom Note is dated September 1, 1998 and bears interest at a rate of 11.5 percent per year. The obligations under the WorldCom Note are junior and fully subordinated to those under the Secured Credit Facility (as defined below). No amounts may be paid on the WorldCom Note so long as any debt is outstanding under the Secured Credit Facility. Subject to the subordination provisions and after full payment of all amounts owed under the Secured Credit Facility, the WorldCom Note may be prepaid as follows:

       o By applying eight percent of the payment WorldCom Network owes Able under the WorldCom Master Services Agreement, described below

       o By paying to WorldCom a portion of certain proceeds received by the Company upon the sale of certain conduit assets

       o By paying to WorldCom a portion of certain proceeds received from time to time under maintenance contracts for certain conduit projects

In addition, if the Company does not repay the WorldCom Note in full by November 30, 2000, it is anticipated that WorldCom also will be able to:

       o Require the Company to pay a 13.5 percent annual default rate of interest as long as the Company is in default;

       o Reduce the minimum yearly and aggregate revenues the Company would otherwise receive under the WorldCom Master Services Agreement; and

       o Refuse to give the Company additional work under the WorldCom Master Services Agreement while the Company is in default.

As part of the MFSNT acquisition, the Company, WorldCom Network and MFSNT entered into a Master Services Agreement (the "WorldCom Master Services Agreement") pursuant to which the Company agreed to provide telecommunication infrastructure services to WorldCom Network on a cost-plus 12 percent basis for a minimum of $40.0 million per year, and the aggregate sum payable to the Company for the five-year contract is guaranteed to be no less than $325.0 million, subject to certain adjustments if the Company defaults on the WorldCom Note. To achieve these established minimums, WorldCom Network has agreed to award the Company at least 75 percent of all WorldCom Network's outside plant work related to its local network projects up to $500.0 million and the Company has agreed to accept and perform work orders from WorldCom Network for as much as $130.0 million of services during each year of the five-year contract. The Company has also agreed that WorldCom Network will have met all of its commitments to the Company, to the extent that payments made to the Company reach an aggregate of $500.0 million at any time during the five-year term of the contract.

The Company is permitted to use the trade name "MFSNT" during the 18-month transition period immediately following the MFSNT Acquisition but will not be entitled to use it after such 18-month period.

THE SERIES B SECURITIES. On June 30, 1998, the Company received $20.0 million from the sale of 4,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a purchase price of $5,000 per share and the Series B Warrants, as defined below (the Company sometimes refers to the Series B Preferred Stock and the Series B Warrants collectively as the "Series B Securities"). As a result of the previous conversion of and the redemption of shares of Series B Preferred Stock, there are currently 779 shares of Series B Preferred Stock outstanding. Dividends accrue on the Series B Preferred Stock at a rate of 4 percent per year and are cumulative. The Company may pay dividends in shares of Common Stock, or, at the Company's option, in cash if the Company provides 20 days advance written notice to each holder of the Series B Preferred Stock. The Company sold the Series B Preferred Stock to finance part of the purchase price for MFSNT. The holders of the Series B Preferred Stock may convert their shares at any time into shares of Common Stock at a conversion rate equal to 97 percent of the "market value" of the Common Stock; provided that a maximum price of $3.5138 was agreed to with the holders of 404 shares of Series B Preferred Stock. However, each holder of the Series B Preferred Stock has agreed that it will convert its shares of Series B Preferred Stock into Common Stock only to the extent that, after the conversion, the holder and its affiliates would beneficially own 4.99 percent or less of the Common Stock. For these purposes, the Company has agreed that "market value" equals the lesser of:

       o The average of the lowest intraday trading price of the Common Stock for any three trading days within the 22 trading days prior to the date of conversion; or

       o The lowest intraday trading price of the Common Stock on the trading day immediately prior to the date of conversion; however, this amount cannot be less than 95 percent of the lowest intraday trading price of the Common Stock on the date of conversion.

In addition, Able issued warrants (the "Series B Warrants") to purchase a total of up to 1,000,000 shares of Common Stock to the holders of the Series B Preferred Stock, of which 370,000 remain outstanding and which are currently exercisable at $13.25 per share. The remaining 630,000 Series B Warrants were retired without exercise in exchange for a payment of $3.00 per Series B Warrant (or $2.1 million). However, each holder of the Series B Warrants has agreed that it will exercise the warrants only to the extent that, after the exercise, the holder and its affiliates would beneficially own 4.99 percent or less of the Common Stock. The Series B Warrants are immediately exercisable and expire on June 30, 2003.

Able granted the holders of the Series B Preferred Securities certain rights to cause Able to register the Common Stock underlying the Series B Securities. Under certain circumstances, including if the registration statement that includes the shares of Common Stock underlying the Series B Securities is not declared effective by September 13, 1999, or if Able is delisted under certain circumstances from any securities exchange, or any representation or warranty made by Able to holders of the Series B Securities was not true, then the holders of the Series B Preferred Stock, in whole or in part, have the option to require Able to redeem their securities at premium prices. Although the Company intends to use its best efforts to comply with all provisions of the Company's documents with the holders of the Series B Securities, Able cannot guarantee that it will be able to do so, in part because certain of such matters are dependent upon the efforts or approval of others (such as the SEC with respect to the effectiveness of the aforementioned registration statement). To the extent the holders of the Series B Preferred Stock become entitled to exercise a redemption right and seek to require the redemption of their shares, such exercise could materially increase the Company's cash requirements, could result in a default under the terms of the Company's Secured Credit Facility and, to the extent replacement financing is not available on commercially reasonable terms (if at all), would likely have a material adverse impact on the Company. Furthermore, so long as any of the Series B Securities is outstanding, the Company is prohibited from declaring or paying any dividends (other than to holders of Series B Preferred Stock) or purchasing any of the Company's equity securities.

SENIOR NOTES. Effective January 6, 1998, the Company issued $10.0 million of unsecured 12 percent Senior Notes ("Senior Notes") originally due January 6, 2005 with detachable warrants to purchase 409,505 shares of common stock at a price of $8.25 per share, which were valued at approximately $1.2 million. The agreement pursuant to which the Senior Notes were issued, contains covenants which require, among other things, that the Company maintain certain tangible net worth, minimum fixed charge coverage and limitations on total debt and which limit the Company's ability to pay dividends and make certain other payments, make investments and sell assets or subsidiaries. At October 31, 1998, the Company was in violation of certain of the covenants and other terms in the Senior Note agreement, the maturity date of which had been reduced first to August

31, 1998 and subsequently to November 30, 1998. These Senior Notes were purchased from the holder of these notes subsequent to October 31, 1998, which will be accounted for by the Company as a redemption. See "Sale of Senior Notes and Series B Preferred Stock."

SALE OF THE SENIOR NOTES AND SERIES B PREFERRED STOCK. In January 1999, Interfiducia Partners, LLC, a Texas limited liability company ("Interfiducia"), entered into certain letter agreements with Able, and the holders of the Series B Securities relating to the proposed purchase by Interfiducia of, among other things, all or a portion of the outstanding Series B Securities from the RoseGlen Group ("RoseGlen Group") and the Palladin Group ("Palladin Group") who, in the aggregate, comprise all of the holders of the Series B Securities. Able undertook due diligence regarding Interfiducia at that time and all parties continued their respective negotiations to finalize the contemplated transactions.

Because the Company was then in default under certain provisions of the terms of the Series B Securities, Able believed that it was important to complete the transfer of all or a portion of the Series B Securities to a party willing to waive defaults. Interfiducia was not able to provide the funds necessary to complete the transactions contemplated by the letter agreements in a timely manner in order to avoid paying certain premiums and penalties to the holders of the Series B Securities. As a result, on February 16, 1999, WorldCom advanced Able $32.0 million ("WorldCom Advance") to facilitate the purchase of 2,785 shares, or approximately 78%, of the Series B Preferred Stock, as well as the purchase of the outstanding Senior Notes. The WorldCom Advance is non-interest bearing, and is due on November 30, 2000. At the same time, WorldCom also agreed to make available additional advances to the Company of up to $15.0 million against amounts otherwise payable pursuant to the WorldCom Master Services Agreement. These additional advances also accrue interest at 11.5 percent and are repayable to WorldCom on November 30, 2000. The repayment of the WorldCom Advance is subordinate to the Company's obligations to its senior credit facility. The WorldCom Advance was evidenced by a written agreement between Able and WorldCom dated February 16, 1999, which was subsequently amended and restated as of April 1, 1999.

Immediately thereafter, the Company, in turn, advanced funds (the "Company Advance") to Cotton Communications, Inc., which may be deemed a Company affiliate. On February 17, 1999, pursuant to certain purchase agreements between and among Able, Cotton, and the RoseGlen Group and/or the Palladin Group (the "February Agreements"), Cotton, in turn, used the Company Advance to purchase approximately 78% of then the outstanding shares of Series B Preferred Stock, or 2,785 shares of the then 3,564 shares outstanding (1,425 shares from the RoseGlen Group for $11.0 million and 1,360 shares from the Palladin Group for $7.85 million, which amounts included any accrued dividends, interest or penalties), as well as the Senior Notes principal and accrued interest. The sole shareholder, officer and director of Cotton was Tyler Dixon. Mr. Dixon is a partner with the law firm of Raiford, Dixon & Thaxton, LLP, which, during fiscal 1998, received approximately $125,000 in legal fees from Able for legal services rendered. Cotton received no consideration from Able in connection with the transactions. However, the Company agreed to continue using Mr. Dixon and his firm's legal services and the Company waived any conflicts that may arise with respect to the performance of such legal services as a result of Cotton's purchase of the Series B Preferred Stock. See "Management - Certain Relationships and Related Party Transactions" for a discussion concerning the consulting agreement between Mr. Dixon and the Company dated January 1, 1999 and effective April 1, 1999 and the grant of certain stock options to Mr. Dixon.

Interfiducia continued to state to Able throughout Cotton's negotiations with the Palladin Group and the RoseGlen Group and subsequent to the consummation of the February Agreements that it would acquire Cotton's position. Cotton verbally agreed that if Interfiducia came forward with funds shortly after the consummation of the February Agreements, it would sell certain of the Series B Securities and the Senior Notes to Interfiducia on the same terms and conditions. Nonetheless, Interfiducia was never able to fund the proposed acquisition in a timely manner nor were the Company able to obtain satisfactory due diligence regarding Interfiducia and its principals. As a result, Interfiducia never acquired Cotton's position.

In connection with the purchase and sale of the Senior Notes and the Series B Preferred Stock, Cotton and the remaining holders of the Series B Preferred Stock agreed to either waive all outstanding defaults under such securities or refrain from exercising any remedies with respect to any such outstanding defaults until September 13, 1999. During such period of time, Able agreed to use its best efforts to have declared effective the Registration Statement covering the resale of shares of common stock underlying the remaining Series B Securities (as well as the WorldCom Option and the WorldCom Equity Award). The September 13, 1999 deadline was extended from an initial deadline of December 27, 1998. While a "triggering event," as defined under "Description of Securities - Series B Convertible Preferred Stock -Triggering Event", has occurred, the Company has not, to date, received any notice(s) of redemption from any of the holders of the Series B Preferred Stock.

On March 22, 1999, Able redeemed the Senior Notes from Cotton, as well as the 2,785 shares of Series B Preferred Stock in exchange for the cancellation of the Company Advance made to Cotton on February 17, 1999. The Company also assumed Cotton's obligation to acquire 630,000 of the Series B Warrants at a price of $3.00 per Warrant, on or before April 30, 1999, if not previously exercised or redeemed. The Senior Notes have now been marked paid, the 2,785 shares of Series B Preferred Stock have been canceled, and the Company purchased 630,000 Series B Warrants at $3.00 per Series B Warrant (for an aggregate of $2.1 million), at which time the 630,000 Series B Warrants were canceled.

In connection with these transactions, the Company recognized an extraordinary loss in the second quarter of fiscal year 1999 on the purchase of the Senior Notes of approximately $1.8 million net of taxes and a reduction in income applicable to common stock of approximately $9.9 million on the purchase of the Series B Preferred Stock. In addition, the modification to the terms of the existing Series B Preferred Stock conversion and warrant agreements resulted in a reduction in income applicable to common stock of approximately $8.3 million during the second quarter of fiscal year 1999.

SECURED CREDIT FACILITY. In June 1998, the Company replaced its previous bank credit agreement with a new $35 million three year senior secured revolving credit facility with a syndicate of lenders with an original term of three years (the "Secured Credit Facility"). The Secured Credit Facility has a letter of credit sublimit of $5 million. On June 30, 1998, the Secured Credit Facility was amended to permit (i) the Company's acquisition of MFSNT and the related financing of such transaction, (ii) changes in financial covenants related thereto, and (iii) other amendments relating to investments, pledging and intercompany matters. As amended to date, the Secured Credit Facility matures on November 1, 2000. The Company used a portion of the proceeds from the Secured Credit Facility to repay the previous credit facility and to finance $10 million of the MFSNT acquisition purchase price.

The Company has granted a security interest in certain of its assets to the lenders under the Secured Credit Facility, including:

       o All of the stock in its existing and future Restricted Subsidiaries (as defined in the Pledge Agreement with respect to the Secured Credit Facility); and

       o A pledge of all existing intercompany notes issued to any Restricted Subsidiary by any of its subsidiaries

The Secured Credit Facility also includes covenants which, among other things, restrict the Company's ability to:

       o Incur additional debt

       o Declare dividends or redeem or repurchase capital stock

       o Prepay, redeem or purchase debt

       o Incur liens

       o Make loans and investments

       o Make capital expenditures

       o Engage in mergers, acquisitions and asset sales, and

       o Engage in transactions with affiliates.

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

ACQUISITION OF PATTON MANAGEMENT CORPORATION. On April 1, 1998 the Company purchased all of the outstanding common stock of Patton Management Corporation ("Patton") for approximately $4.0 million cash. Patton provides advanced telecommunication network services to upgrade existing networks and to provide connectivity to office buildings, local and wide area networks.

ASSUMPTION OF COMSAT CONTRACTS. On February 25, 1998, the Company, through a wholly owned subsidiary, Georgia Electric Company ("GEC"), assumed obligations to complete 12 contracts ("COMSAT Contracts") with the Texas Department of Transportation from CRSI Acquisition Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts are for the installation of intelligent traffic management systems and the design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, GEC received consideration from COMSAT of approximately $15.0 million and assumed existing payables of approximately $2.6 million.

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                $  4,663
     Accounts receivable                                    3,754
     Equipment and other assets                             6,548
-----------------------------------------------------------------
Subtotal                                                   14,965
Accounts payable assumed                                   (2,549)
-----------------------------------------------------------------
Deferred revenue (net amount received from COMSAT
     to complete the contracts)                          $(12,416)
-----------------------------------------------------------------

JOINT VENTURE WITH CLARION RESOURCES COMMUNICATION CORP. On September 23, 1997, the Company entered into a five-year joint venture with Clarion Resources Communication Corp. ("Clarion"). Clarion is principally owned by Telenor, the telephone company of Norway. The Company has agreed with Clarion to jointly market, manufacture and license its proprietary telephone call record and data collection technology, called NeuroLAMA, in Europe and Asia. Clarion has agreed to provide international sales force and to obtain suitable financing to purchase and install NeuroLAMA. The venture will not require a capital investment from the Company but should provide a stable royalty stream if the venture is successful. No material progress has been made in implementing this joint venture and Able does not expect to have any capital expenditures to install NeuroLAMA in the foreseeable future.

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

COMMUNICATIONS DEVELOPMENT GROUP. The Company's Communications Development Group operates in Latin America, primarily Venezuela. These activities consist of management of the joint venture arrangements, which were formed to provide telecommunication installation and maintenance services to privatized local phone companies. These joint ventures are in the form of subsidiaries in which the Company has an 80% voting and ownership interest and a 50% share of profits and losses. In 1996, the Company expanded its communication development activities to include the marketing to Latin American telephone companies of NeuroLAMA, an internally developed proprietary telephone call record and data collection system. The Company does not expect to have significant capital expenditures to install NeuroLAMA in the foreseeable future. During fiscal years 1998, 1997 and 1996, the Company's Latin American operations accounted for 2%, 5% and 8% of the Company's revenues on a consolidated basis, respectively.

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

INDUSTRY SEGMENTS                                                         1998               1997               1996
-----------------                                                       --------           --------           --------
Sales to unaffiliated customers:
  Transportation Services.....................................           $84,022            $46,795            $22,661
   Network Services...........................................           133,459             39,539             26,245
                                                                         -------             ------             ------
      Total...................................................          $217,481            $86,334            $48,906
                                                                        ========            =======            =======
Income (loss) from operations:
  Transportation Services.....................................            $8,220             $3,772           $(3,454)
  Network Services............................................             3,189              1,069            (2,833)
                                                                           -----              -----            -------
     Total....................................................           $11,409             $4,841           $(6,287)
                                                                         =======             ======           ========
Identifiable Assets:
  Transportation Services.....................................           $88,340            $28,884            $25,099
  Network Services............................................           202,420             21,462             13,820
                                                                         -------             ------             ------
     Total....................................................          $290,760            $50,346            $38,919
                                                                                            =======            =======
Capital Expenditures:
  Transportation Services....................................             $3,238             $1,635             $1,275
  Network Services............................................             6,728              2,852              2,216
                                                                           -----              -----              -----
     Total....................................................            $9,966             $4,487             $3,491
                                                                          ======             ======             ======
Depreciation and Amortization
  Transportation Services.....................................            $2,824             $1,710             $1,229
  Network Services............................................             4,776              2,822              1,521
                                                                           -----              -----              -----
     Total....................................................            $7,600             $4,532             $2,750
                                                                          ======             ======             ======

GEOGRAPHIC AREAS                                                          1998               1997               1996
-----------------                                                       --------           --------           --------
Revenues:
   United States..............................................          $212,152            $82,171            $45,160
   Latin America..............................................             5,329              4,163              3,746
                                                                        --------            -------          --------
     Total....................................................          $217,481            $86,334            $48,906
                                                                        ========            =======          ========
Income (loss) from operations:
   United States..............................................           $11,310             $4,824           $(2,073)
   Latin America..............................................                99                 17            (4,214)
                                                                        --------            -------           --------
     Total...................................................            $11,409             $4,841           $(6,287)
                                                                        ========            =======           ========
Identifiable Assets:
  United States...............................................          $287,569            $47,781            $36,410
   Latin America..............................................             3,191              2,565              2,509
                                                                        --------            -------            -------
     Total...................................................           $290,760            $50,346            $38,919
                                                                        ========            =======            =======

SIGNIFICANT CUSTOMERS

The Company derives a significant portion of its revenues from a few large customers. The percentage of revenues derived from the Company's largest customers are presented as follows:

                                                                                     OCTOBER 31,
                                                                                     -----------
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

EMPLOYEES

At August 9, 1999, the Company and its subsidiaries had approximately 2,000 employees. The number of employees considered as laborers can vary significantly according to contracts in progress. Such employees are generally available to the Company through an extensive network of contacts within the communications industry.

ITEM 2.           PROPERTIES

The Company's legal and accounting offices (formerly the Company's corporate offices) are in West Palm Beach, Florida, where it occupies 5,110 square feet under a lease that expires January 31, 2004. The Company leases 33,571 square feet of office space in Omaha, Nebraska under a lease that expires September 30, 1999, and which houses MFSNT's network operations, and 40,111 square feet in Mt. Laurel, New Jersey under a lease that expires February 28, 2003 and which houses MFSNT's transportation operations. The Company leases 6,400 square feet of space in Fairbanks, Alaska for a network operations center. The Company leases 6,800 square feet of space in Fort Lauderdale, Florida under a lease, which expires September 30, 2003, which facility is presently available for sublet. As of August 15, 1999, Able has moved its corporate offices to Roswell, Georgia, where it has leased 6,600 square feet under a lease expiring on August 31, 1999. The Company leases several field offices and numerous smaller offices. The Company also leases on a short-term or cancelable basis temporary equipment yards or storage locations in various areas as necessary to enable it to efficiently perform its service contracts.

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

On or about September 10, 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and former officers Gideon Taylor, Frazier L. Gaines, Jesus Dominguez, and Mark A. Shain (collectively, the "Defendants"). Six additional plaintiffs have filed substantially similar lawsuits. All of these cases have been consolidated with the SFCS case. The consolidated complaint asserts claims under the Federal Securities Laws against the Company and certain of its former officers alleging that the Defendants caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and MFSNT, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. Plaintiffs have received certification of a class action on behalf of all similarly situated investors and seek unspecified damages and attorneys' fees. Management is currently assessing the allegations set forth in the lawsuits and the Company is vigorously defending this matter.

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

                MARKET PRICE OF COMMON STOCK AND DIVIDEND POLICY

The Common Stock is traded on the Nasdaq National Market under the trading symbol "ABTE." The following table provides for each period indicated the high and low prices for the Common Stock.

FISCAL QUARTER                                          1998                                                1997
--------------                            -----------------------------------                   -------------------------------
                                               High                Low                              High              Low
First Quarter                                 9-13/16            9-5/8                              9-5/8           7-3/8

Second Quarter                                12-7/16            7-5/16                             8-3/4           7-3/8

Third Quarter                                 20-5/16            9-3/8                                9             7-3/8

Fourth Quarter                                10-5/8             1-3/4                             10-5/8           7-9/16

At August 27, 1999, there were approximately 436 shareholders of record of the Company's Common Stock. No cash dividends have been declared by the Company since its inception and the Company has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The terms of the Company's Series B Preferred Stock and the Secured Credit Facility restrict the payment of cash dividends on the Company's Common Stock.

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

                                                  YEARS ENDED OCTOBER 31,
                                                  -----------------------
                                    (in thousands, except share and per share amounts)

                                                                 1998          1997        1996          1995        1994
                                                                 ----          ----        ----          ----        ----
Revenues                                                        $217,481      $86,334     $48,906       $35,408     $25,784
Net income (loss)                                                  2,514        2,857      (5,910)         (281)        946

Average shares outstanding                                         9,907        8,505       8,361         8,284       7,736
Income (loss) per share from operations-
  basic and diluted                                                (.59)          .16       (.71)         (.03)         .12

Current assets                                                   185,822       27,010      21,449        18,573      18,635
Current liabilities                                              160,434       12,969      17,155        11,175       9,942

Property and equipment, net                                       32,074       13,114      10,667         6,120       5,314
Total assets                                                     290,760       50,346      38,919        32,482      36,604
Long-term debt                                                    91,094       17,294      10,115         5,255       8,293
Shareholders equity                                               40,217       15,247      11,598        17,467      15,832

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended October 31, 1998. This information should be read in conjunction with the Company's Consolidated Financial Statements appearing elsewhere in this document.

OVERVIEW

As discussed in "Item 1. Business" and the Company's consolidated financial statements, during the fiscal year ended October 31, 1998, GEC assumed 12 contracts with the Texas Department of Transportation which were for the installation of intelligent traffic management systems and design and construction of wireless communication networks. The COMSAT Contracts generated revenues, costs of revenues and margins of $17.6 million, $8.5 million and $9.1 million, respectively, during the fiscal year ended October 31, 1998. These revenues, costs of revenues and margins are nonrecurring and are not generally indicative of returns the Company expects to achieve on future contracts.

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

The following table sets forth, for the years ended October 31, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues:

                                                                                       YEAR ENDED OCTOBER
                                                                                       ------------------
                                                                           1998                1997                1996
                                                                           ----                ----                ----
Revenues:                                                                 100.00%             100.00%            100.00%
Cost of revenues...................................................        82.54               78.95              82.78
General and administrative.........................................         8.59               10.17              17.18
Depreciation and amortization......................................         3.49                5.25               5.62
Income (loss) from operations......................................         5.25                5.60             (12.85)
Other expenses, net................................................         2.24                1.12               2.27
Net income (loss)..................................................         1.16                3.31             (12.08)

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

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED WITH FISCAL YEAR ENDED OCTOBER 31, 1997

RESULTS OF OPERATIONS. The following discussion and analysis relates to the financial condition and results of operations of the Company for the fiscal years ended October 31, 1998 and 1997. This information should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this document.

As discussed in "Item 1. Business and Note 4 to the Company's consolidated financial statements, "Assumption of COMSAT Contracts," during the fiscal year ended October 31, 1998, GEC assumed 12 contracts with the Texas Department of Transportation which were for the installation of intelligent traffic management systems and design and construction of wireless communication networks. The COMSAT Contracts generated revenues, costs of revenues and margins of $17.6 million, $8.5 million and $9.1 million, respectively, during the fiscal year ended October 31, 1998. These revenues, costs of revenues and margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

REVENUES. For the fiscal year ended December 31, 1998 revenues increased $131.2 million, from $86.3 million through October 31, 1997 to $217.5 million, for the fiscal year ended October 31, 1998. This increase in revenues is due primarily to growth in the Company's operations through the acquisition of MFSNT in the third quarter and the acquisition of Patton and the COMSAT Contracts in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industry. For the fiscal year ended October 31, 1998, revenues increased approximately $87.0 million, $17.6 million and $17.4 million related to the acquisition of MFSNT, COMSAT Contracts and Patton respectively.

COST OF REVENUES. For the fiscal year ended October 31, 1998 and 1997, cost of revenues as a percentage of revenues increased from 78.95% to 82.54%. The increase was due to increased costs related to the Network Services Group resulting from tighter margins and competition in the telecommunications industry, as well as inclement weather which restricted some work during the winter months and extended completion dates into later periods, offset by increased margins from the COMSAT Contracts included in the Transportation Services Group's operations.

As of July 2, 1998, the Company estimated the need for reserves for contract losses with respect to MFSNT contracts of $40.5 million. These reserves relate to specific MFSNT jobs identified as Loss Jobs. Revenues and costs recognized in the Company's consolidated statement of operations related to these identified Loss Jobs subsequent to the acquisition date have resulted in no net margin as all losses were recorded against the reserve balance. The Company utilized the reserves for losses on uncompleted contracts only on those jobs identified as Loss Jobs at the date of acquisition. The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):

                                                    Network        Transportation
                                                    Services         Services             Total
-------------------------------------------------------------------------------------------------
Balance, July 2, 1998(1)                              16,266               24,234          40,500
Amount utilized                                       (8,237)              (6,873)        (15,110)
-------------------------------------------------------------------------------------------------
Balance, October 31, 1998                              8,029               17,361          25,390
--------------------------------------------------------------------------------------------------

(1) The preacquisition financial statements of MFSNT have been restated by Company management to reflect certain adjustments to previously reported amounts, including estimates of contract losses. Company management believes that it has established adequate controls and procedures to estimate contractual revenues and costs.

The Company intends to complete a final assessment of the adequacy of reserves for contract losses related to the uncompleted MFSNT preacquisition loss contracts prior to the close of the "allocation period" (approximately July 2, 1999), with any changes to the reserves impacting goodwill.

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

Revenues and net income (loss) pertaining to Latin American operations are presented below for the years ended October 31, 1997 and 1996:

                                                                   1997                     1998
                                                                   ----                     ----
Revenues...................................................     $4,163,317               $3,745,858
Net income (loss)..........................................       16,556                 (3,628,503)

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, cash and cash equivalents totaled $13.5 million, which represents an increase of approximately $7.3 million from October 31, 1997. Cash provided by operating activities of approximately $6.9 million is a result of net income of $2.5 million, increased primarily by non-cash charges relating to depreciation, amortization, deferred income taxes and minority interest of approximately $8.9 million, decreases in receivables, inventory, other current assets and other assets of approximately $6.3 million and increases in accounts payable, accrued expenses, billings in excess of costs and estimated profits on uncommitted contracts and other liabilities of approximately $5.6 million due to the reduction of cash payments associated with operations, offset by an increase in costs and profit in excess of billings on uncompleted contracts related to work acquired in connection with the MFSNT acquisition of approximately $17.0 million. Cash flows from operations during the fiscal year ended October 31, 1999, was also adversely effected by cash payments of $15.1 million related to Loss Jobs acquired from MFSNT and charged to the reserves for losses on uncompleted contracts.

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

EFFECT ON FUTURE LIQUIDITY OF CERTAIN CONTRACTS ACQUIRED FROM MFSNT

As reflected above and in the notes to the Company's consolidated financial statements, the Company acquired Loss Jobs from MFSNT that are expected to use cash from operations of approximately $25.4 million predominantly over the next two fiscal years. The Company also assumed, as part of the acquisition of MFSNT, certain obligations to perform under long-term service contracts for the operation and maintenance of fiber networks. Performance under these agreements, which were predominantly executed in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments. The Company has also subsequently determined that such losses over the contract terms (up to 20 years) cannot be reasonably estimated due to potential changes in various assumptions. Increases in management's estimates of costs to complete the Loss Jobs and to service the maintenance contracts, without an offsetting increase in revenues, could have a material adverse effect on the Company's consolidated statement of condition and liquidity.

As reflected in the Company's consolidated financial statements, the Company acquired from MFSNT a 25 percent interest in Kanas Telcom, Inc. As of the date of the acquisition of MFSNT, the Company anticipated a near-term sale of its interest in Kanas. Accordingly, the estimated amount expected to be realized on sale (approximately $12.8 million) was allocated to this investment in purchase accounting. WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. The aggregate commitment at October 31, 1998 was approximately $77.5 million. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. As described in Note 6 to the consolidated financial statements, Kanas has not received final acceptance of the system and the anticipated sale of the Company's interest in Kanas has not occurred. Consequently, the interest in Kanas has not provided the liquidity expected at the date of acquisition. In addition, the indemnity provided to WorldCom, if called, could have a material adverse affect on the Company's liquidity.

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

                                                                   Expected Maturity
                           -------------------------------------------------------------------------------------------------
                              1999             2000             2001             2002            2003           Thereafter
                           -----------      -----------      -----------      ----------      -----------      -------------
Fixed rate debt              $15,047          $18,225         $ 1,021          9   35            $ 872            $21,081

Average interest rate         12.40%           13.00%           13.64%          13.61%           13.57%             13.54%

Variable rate debt           $  ---           $  ---          $35,000          $  ---            $ ---            $   ---

Average interest rate           ---%             ---%            7.69%            ---%             ---%               ---%

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information, as of September, 1999, about each person who is currently a Company director or executive officer.

NAME                                                   AGE           POSITION
----                                                   ---           --------
Billy V. Ray, Jr.(3)                                   40            President, Chief Executive officer and Acting
                                                                     Chief Financial Officer and a Director
James E. Brands                                        62            Senior Executive Vice President
Michael A. Summers                                     34            Chief Accounting Officer
Michael Arp                                            52            Financial Vice President
Edward Z. Pollock                                      60            In-House Counsel
Frazier L. Gaines                                      59            President - Able Telcom International
Stacy Jenkins                                          42            President - MFS Network Technologies
G. Vance Cartee                                        56            President - MFS Transportation Systems
J. Barry Hall                                          50            President - Traffic Management Group
Richard A. Boyle                                       45            President - Patton Management Group
C. Franklin Swartz(1)(2)(3)                            60            Chairman of the Board of Directors
Jonathan A. Bratt(4)                                   46            Director
Thomas M. Davidson(1)(5)                               62            Director
Alec McLarty(4)                                        48            Director
Gerald Pye(5)                                          54            Director
Hans G. Tanzler, III(4)                                47            Nominee for Director
G. Chris Kosmos, Jr.(4)                                51            Nominee for Director

----------

(1) Member of the Audit Committee. Mr. C. Franklin Swartz is the Chairman of the Audit Committee.
(2) Member of the Compensation Committee. Mr. Davidson is the Chairman of the Compensation Committee.
(3)    Member of the Nominating Committee.
(4) Proposed Nominee for Director at the Company's next Annual Meeting of Shareholders.
(5) Will not be standing for re-election as a Director of the Company at the Company's next Annual Meeting of Shareholders. There is no link among any of the Directors not standing for re-election.

All directors are elected annually at the Annual Meeting of Shareholders of Able Telcom Holding Corp. and hold office following election or until their successors are elected and qualified. Once elected, the newly elected Directors will determine who will serve as members of the Company's Audit Committee, Compensation Committee and Nominating Committee. The chief executive officer is elected by and serves at the discretion of the Company's Board of Directors. All other executive officers are appointed by the Chief Executive Officer.

BILLY V. RAY, JR. has been the Company's President, Chief Executive Officer and acting Chief Financial Officer since November 30, 1998 and as a Director since March 5, 1999. From October 1, 1998 to November 30, 1998, Mr. Ray was the Company's Executive Vice President of Mergers and Acquisitions and Treasurer. From May 1998 to October 1998 and from January 1997 to June 1997, Mr. Ray served as a consultant to the Company. Mr. Ray served as the Chief Financial Officer of the Company from June 1997 to April 1998. From December 1995 to January 1997 and from April 1997 to July 1997, Mr. Ray was the President of Ten-Ray Utility Construction, Inc., a utility construction company. During a part of that period, he also served as a consultant to Alcatel, a maker of intelligent highway systems. From September 1994 to November 1995, Mr. Ray was the Controller of Tri-Duct, a utility construction company, and served as a consultant to such company from November 1995 to March 1996. From March 1994 to September 1994, Mr. Ray was the staff manager at Mastec, Inc. a utility construction company and he was assistant to the president at Burnup & Sims, a utility construction company, from January 1993 to March 1994.

JAMES E. BRANDS has served as the Company's Senior Executive Vice President since March 1999. From November 1997 to March 1999, Mr. Brands was the CFO of Wilson Pest Control, Inc., a pest control services company. From July 1997 to November 1997. Mr. Brands served as the Executive Vice President and a Director of KBAS, Inc., an employee leasing company and from February 1997 to July 1997, he was the CFO of Arrow Exterminators, which provides pest control services. From January 1993 to March 1995, Mr. Brands served as Chairman, CEO and a Director of Marquest Medical Products, Inc. (NASDAQ:MMPI), which manufactures disposable products for respiratory, pulmonary and related medical segments and also served, as Vice Chairman, CFO and a director of Scherer Healthcare, Inc. (Nasdaq:SCHR), which was involved in disposable medical products, pharmaceutical development and medical waste management. From January 1985 to February 1995, Mr. Brands was the Executive Vice President and a director of RPS Investments, Inc., a private investment company involved in real estate and controlled manufacturing services company. Since 1981, Mr. Brands has been the owner of Brands & Co., which provides financial and business consulting services. From 1988 to the present, he has served as the President and a director of Georgia American Land Company, a real estate investment company. Mr. Brands also continues to serve as a General Partner of Tri-County Partners, a real estate investment group (from 1990 to the present), as a Manager of Two States Partners, LLC, a real estate investment group (since December 1997), Vice President and a Manager of Maximum Benefits, LLC, a consumer products marketing company, as a Vice President and a Director of National Travel Management, Inc., which provides corporate travel and meeting services, and from 1989 to the present, as Vice President and a Director of Body Care, Inc., which manufactures and distributes orthopedic products.

MICHAEL A. SUMMERS has been the Company's Chief Accounting Officer since June 1999. From July 1996 to June 1999, Mr. Summers was a Senior Audit Manager with Arthur Andersen LLP. From May 1995 to July 1996, Mr. Summers served as Financial Reporting Manager for CalEnergy Company, Inc., a publicly-traded independent producer of power in multiple companies. From May 1994 to May 1995, Mr. Summers was the Chief Accounting Officer for Mid-America Realty Investments, Inc., a publicly-traded real estate investment trust which owned and managed income-producing commercial real estate, primarily enclosed mall and neighborhood shopping centers. Mr. Summers is a Certified Public Accountant and currently serves as a director and/or a committee member for a variety of not-for-profit organizations.

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

FRAZIER L. GAINES has served as a Director of the Company from August 1992 through March 19, 1999 and served as Interim President and Chief Executive Officer of the Company from March 6, 1998 to November 30, 1998. Mr. Gaines has also served as the President of the Company's subsidiary, Able Telcom International, Inc. ("ATI") since June 1994. From 1992 through 1994, Mr. Gaines was the Chief Operating Officer of the Company. From 1987 to 1992, Mr. Gaines was Vice President of Judycom, Inc. and Judycom Construction Corporation, both of which were located in Lexington, Kentucky and engaged in fiber optic installation.

STACY JENKINS was named President of MFS Network Technologies, Inc. ("MFSNT") in July 1998. From 1990 to July 1998, Mr. Jenkins served as the Senior Vice President, Operations Vice President, Engineering and Estimating and as Project Manager for the nationally recognized Iowa Communications Network. During this time, he directed operations for more than 40 projects, with a combined value in excess of $300 million, in the United States and abroad.

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

RICHARD A. BOYLE has been the President of Patton Management Corp. and subsidiaries, a subsidiary of the Company since March 1996. From May 1991 to March 1996, Mr. Boyle was Vice President and General Manager of Wright & Lopez,

Inc., a telecommunications contractor. From January 1990 to May 1991, Mr. Boyle was Vice President and General Manager of Pressure Concrete Construction Company, a division of South Eastern Public Services Co.

C. FRANKLIN SWARTZ has served as a Director of the Company since August 1998 and as Chairman of the Board since November 30, 1998. Mr. Swartz has been retired since November 1994. For the five years prior to November 1994, Mr. Swartz was employed by GTE as the Director of Internal Support, based in Caracas, Venezuela.

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

THOMAS M. DAVIDSON has served as a Director of the Company since August 1998. Since April 1998, Mr. Davidson has been the President of Davidson Capital Group, LLC, an investment banking firm. Mr. Davidson was an investment banker with Washington Equity Partners from July 1997 to April 1998. From February 1997 to July 1997, Mr. Davidson practiced law at Reed, Smith, Shaw and McClay, located in Washington, D.C. Prior to that, Mr. Davidson practiced law at Coffield, Ungaretti and Harris, in Washington, D.C. from April 1995 to January 1997 and at Verner, Liipfert, Bernhard, McPherson and Hand, in Washington, D.C. from April 1993 to April 1995.

ALEC MCLARTY is the Chairman and Chief Executive Officer of Clarion Resources Communications Corporation. Since 1971, Mr. McLarty has developed six companies, three of which are telecommunication companies. In 1987, Mr. McLarty founded Resurgens West and in 1996, founded Clarion Resources Communications Corporation, a multifaceted company in the domestic and international telecommunications industry providing services ranging from research and development to international long distance services.

GERALD PYE has served as a Director of the Company since January 1999. Mr. Pye is a partner with Interfiducia, AG, a European investment firm.

HANS G. TANZLER, III has been a consultant for operational and financial restructurings in the southeastern United States since August 1995. From January 1994 to August 1995, he was the Executive Vice President, Chief Financial Officer and a member of the Board of Directors of Consolidated International Group, Inc., an international group of 26 insurance companies with $1.0 billion in assets, located in Tampa, Florida and from 1990 to October 1993, Mr. Tanzler served as an Executive Vice President, General Counsel, Chief Financial Officer and Interim CEO of Mark III Industries, Inc., a van conversion manufacturer. Mr. Tanzler is a lawyer and a member of the Florida Bar.

G. CHRIS KOSMOS, JR. has since 1979 been President of Westar Life Insurance Agency, Inc., a consulting firm engaged in executive compensation plans and cash management for private and public companies.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) ("Section 16") of the Securities Exchange Act of 1934, as amended requires the Company's executive officers, directors and 10% shareholders to file reports regarding initial ownership and changes in ownership with the SEC and the Nasdaq Stock Market. Executive Officers, Directors and 10% Shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16 forms they file. The Company's information regarding compliance with
Section 16 is based solely on a review of the copies of such reports furnished to the Company by the Company's Executive Officers, Directors and 10% shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership. The majority of the Company's Executive Officers and Directors were delinquent in filing one or more Section 16(a) forms and failed to file certain forms during the fiscal year ended October 31, 1998.

It is the intention of the Company's general counsel to oversee the timely filing of the Section 16 forms. All other Section 16 forms appear to have been filed in a timely manner other than as to the following individuals who were delinquent in filing certain forms or failed to file certain forms during the fiscal year ended October 31, 1998 (titles reflected herein are as of July 15, 1999):

      NAME OF INDIVIDUAL                     POSITION                         DELINQUENCY OR FAILURE
Billy V. Ray, Jr.               President, Chief Executive           Form 4's which should have been filed for
                                Officer,  Acting Chief Financial     the months of November 1997, July 1998
                                Officer and Director                 and August 1998 were filed through a Form
                                                                     5 for October 1998. The Form 5, however,
                                                                     was not filed timely pursuant Section 16.

Gerry W. Hall                  Former Chief Executive Officer        A Form 4 which should have been filed for
                                                                     the month of February 1998 was actually
                                                                     filed for the month of April 1998.  In
                                                                     addition, the number of shares issued should
                                                                     have been 102,220, (not 102,200).  A Form
                                                                     4 should also have been filed in March 1998
                                                                     stating that Mr. Hall was no longer subject to
                                                                     Section 16 filing requirements, which Form
                                                                     4 has not been filed to date.

J. Barry Hall                  President - Traffic Management        A Form 4 which should have been filed in
                                Group                                the month of February 1998 was not filed.
                                                                     In addition, a Form 5 for October 1998 has
                                                                     not been filed.

Curtis A. "Butch" Dale         Former Chief Operating Officer        The Form 5 for October 1998 was not filed
                                                                     timely pursuant to Section 16.

Mark A. Shain                  Former Chief Financial Officer        A Form 5 was filed for October 1998,
                                                                     however, it was not filed timely pursuant to
                                                                     Section 16.

Jesus G. "Jay" Dominguez       Former Chief Accounting Officer       A Form 3 which should have been filed no
                                                                     later than May 3, 1998 was filed on June 9,
                                                                     1998. A Form 4 which should have been
                                                                     filed for July 1998 was filed through a Form
                                                                     5 for October 1998. However, the Form 5
                                                                     was not filed timely pursuant to Section 16.

Frazier L. Gaines              President - Able Telcom               A Form 4 for the month of September was
                               International                         not filed in a timely manner pursuant to
                                                                     Section 16. Form 4s which should have
                                                                     been filed for the months of April and July
                                                                     1998 were filed through a Form 5 for
                                                                     October 1998. However, the Form 5
                                                                     was not filed timely pursuant to Section 16.

Richard A. Boyle               President - Patton Management         A Form 3 which should have been filed no
                               Group                                 later than April 10, 1998 was filed through a
                                                                     Form 5 in October 1998. However, the
                                                                     Form 5 was not filed timely pursuant to
                                                                     Section 16.



Ralph Ouimette                 Former President - Able               A Form 4 which should have been filed for
                               Telecommunications and Power          May 1998 and a Form 5 which should have
                               Group                                 been filed for October 1998 have not been
                                                                     filed.

Gideon D. Taylor               Former Director and Former            The Form 4 filed for the month of April
                               Vice President of Special Projects    1998 omitted certain required information
                                                                     which was subsequently included on a Form
                                                                     5 for October 1998.  Form 4s which should
                                                                     have been filed for the months of July and
                                                                     October were filed through a Form 5 for
                                                                     October 1998.   A Form 4 for August 1998
                                                                     was not filed timely pursuant to Section 16.
                                                                     The Form 5 was not filed timely pursuant to
                                                                     Section 16.

C. Frank Swartz                Chairman of the Board of              A Form 4 which should have been filed in
                                Directors                            August 1998 was filed through a Form 5 for
                                                                     October 1998. However, the Form 5 was
                                                                     not filed timely pursuant to Section 16.

Jonathan A. Bratt              Director                              A Form 4 which should have been filed for
                                                                     the month of April 1998 was filed through a
                                                                     Form 5 in October 1998.  The Form 5,
                                                                     however, was not filed timely pursuant to
                                                                     Section 16.

Thomas M. Davidson             Director                              A Form 4 which should have been filed in
                                                                     August 1998, was filed through a Form 5 for
                                                                     October 1998. However, the Form 5 was
                                                                     not filed timely pursuant to Section 16.

John D. Foster                 Former Director                       A Form 4 which should have been filed in
                                                                     the month of April 1998 was not filed.  A
                                                                     Form 4 should also have been filed for June
                                                                     1998 stating that Mr. Foster was no longer
                                                                     subject to Section 16 filing requirements.  To
                                                                     date, no such filings have been made.

Robert C. Nelles               Former Director                       A Form 4 which should have been filed in
                                                                     the month of February 1998 was not filed.  A
                                                                     Form 4 should also have been filed for May
                                                                     1998 stating that Mr. Nelles was no longer
                                                                     subject to Section 16 filing requirements.  To
                                                                     date, no such filings have been made.

Richard J. Sandulli            Former Director                       A Form 4 which should have been filed in
                                                                     the month of April 1998 was not filed. A
                                                                     Form 4 should also have been filed for
                                                                     August 1998 stating that Mr. Sandulli was
                                                                     no longer subject to Section 16 filing
                                                                     requirements.  To date, no such filings have
                                                                     been made.

ITEM 11.          EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Company's Chief Executive Officer during the 1998 fiscal year, (ii) the other four most highly compensated Executive Officers of the Company who were serving as such at October 31, 1998, and (iii) up to two additional individuals who had served as an Executive Officer of the Company during the 1998 fiscal year but who were not Executive Officers at October 31, 1998, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonus of $100,000 or less for the 1998 fiscal year end. The persons named in this table shall be collectively referred to as the "Named Executive Officers."

                                                SUMMARY COMPENSATION TABLE
                                FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                ----------------------------------------------------------

                                                                                            LONG-
                                                                                            TERM
                                                                                           COMPEN-
                                                                                           SATION
                                            ANNUAL COMPENSATION                            AWARDS

                                                                              OTHER       SECURITIES
                                                                             ANNUAL       UNDERLYING     ALL OTHER
                                                                            COMPEN-        OPTIONS/       COMPEN-
NAME AND                            YEAR       SALARY($)    BONUS($)       SATION ($)      SARS (#)      SATION ($)
PRINCIPAL POSITION                  ----       ---------    --------       ----------     ---------      ----------
------------------

Frazier L. Gaines(1)                1998        153,986                                       210,000        4,609
Chief Executive Officer             1997        110,000                                        5,000       1,024,375
President- Able Telcom              1996        110,000                                                     36,000
 International

Robert Dupuis (2)                   1998         6,058
Former Chief Executive Officer

Gerry W. Hall (3)                   1998        103,846                                                      4,787
Former Chief Executive Officer      1997        180,769       75,000                          27,500         3,200

Billy V. Ray, Jr. (4)               1998        140,561                                       35,000        18,719
Executive Vice President of         1997        55,715        40,000                                        35,861
 Mergers and Acquisitions and
 Treasurer; Promoted to Chief
 Executive Officer On December 1,
 1998; Acting Chief Financial
 Officer

J. Barry Hall (5)                   1998        209,173       75,000                                        33,906
President - Traffic Management      1997        161,538                                       27,500
 Group

Gideon D. Taylor(6)                 1998        133,846                        750            220,000       10,198
Chairman of the Board and Chief     1997        45,308
 Administrative Officer

Ralph Ouimette(7)                   1998        93,267        48,000                                         6,500
President - Able                    1997        59,452        40,000
 Telecommunications and
Power Group

Richard J. Sandulli(8)              1998        134,615                                       30,000        12,078
Former Vice President - Finance     1997        71,000                                                       3,750

(1) Mr. Gaines served as the President and Chief Executive Officer of the Company from March 1998 through November 30, 1998 (except for the period between August 19, 1998 and August 31, 1998). Prior thereto, Mr. Gaines was President of ATI (a position which he continues to hold). For 1998, other compensation includes an automobile allowance of $4,500 and health insurance premiums paid by the Company on Mr. Gaines behalf in the amount of $109. For 1997, other compensation consists of an automobile allowance, a housing allowance and an amount of $991,375, which represents the difference between the price paid by Mr. Gaines upon the exercise of certain stock options and the fair market value of the underlying Common Stock on the date of exercise. For 1996, other compensation includes an automobile allowance and a housing allowance.

(2) Mr. DuPuis was appointed President and Chief Executive Officer of the Company on August 19, 1998 and resigned on August 31, 1998.

(3) Mr. Hall was President and Chief Executive Officer of the Company from June 1997 to March 1998 at an annual salary of $200,000. Mr. Hall also served as President of Georgia Electric Company during the fiscal year ended October 31, 1997. In 1998, other compensation consists of a living allowance of $3,000, a car allowance of $1,000, health insurance premiums paid on Mr. Hall's behalf of $227 and contributions of $560 to the Company's 401(k) plan. In 1997, other compensation consists of an automobile allowance. Gerry W. Hall and J. Barry Hall are brothers.

(4) In 1998 and 1997, Mr. Ray's salary included consulting fees paid to Mr. Ray under a consulting agreement, totaling $92,099 and $21,100, respectively. In 1998, other compensation includes an automobile allowance of $5,400, a housing allowance of $12,600 and health insurance premiums paid on Mr. Ray's behalf of $719. In 1997, other annual compensation consists of a travel and housing allowance. 25,000 of Mr. Ray's options expired on August 30, 1998.

(5) In 1998, other compensation includes a housing allowance of $24,000, an automobile allowance of $7,800 and contributions of $2,106 to the Company's 401(k) plan. Gerry W. Hall and J. Barry Hall are brothers.

(6) In 1998, other compensation includes a housing allowance of $6,000, use of a company vehicle estimated at $3,633 and health insurance premiums paid on Mr. Taylor's behalf of $565.

(7) In 1998, other compensation includes an automobile allowance. Mr. Ouimette's employment with the Company was terminated in April 1999.

(8) In 1998, other compensation includes a moving allowance of $10,000, health insurance premiums paid on Mr. Sandulli's behalf of $454, and $1,624 in country club dues. In 1997, other compensation consists of an automobile allowance.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

The Company's Board of Directors met 14 times during the fiscal year ended October 31, 1998 and during that time, never acted by unanimous written consent.

The Board has an Audit Committee, a Compensation Committee and a Nominating Committee.

The Audit Committee reviews the scope of the accountants' engagement, including the remuneration to be paid, and reviews the independence of the accountants. The Audit Committee, with the assistance of the Company's Chief Financial Officer and other appropriate personnel, reviews the Company's annual financial statements and the independent auditor's report, including significant reporting and operational issues, corporate policies and procedures as they relate to accounting and financial reporting and financial controls, litigation in which the Company is a party and use by the Company's Executive Officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company's legal counsel or independent accountants to inquire into and report to it on any matter having to do with the Company's accounting or financial procedures or reporting. The Audit Committee held two meetings during the fiscal year ended

October 31, 1998. During fiscal year 1998, the members of the Audit Committee consisted of C. Frank Swartz, who also served as its Chairman, and Thomas Davidson.

The Compensation Committee is responsible for setting and approving the salaries, bonuses and other compensation for the Company's Executive Officers, establishing compensation programs and determining the amounts and conditions of all grants of awards under the Company's Stock Option Plan, as amended (the "Plan"), and grants of awards outside of the Plan. The Compensation Committee held two meetings during the fiscal year ended October 31, 1998. During the fiscal year ended October 31, 1998, the Compensation Committee consisted of Thomas Davidson, who served as its Chairman, C. Frank Swartz, and Gideon D. Taylor, who resigned as a Director of the Company on March 9, 1999.

The Nominating Committee is responsible for selecting those individuals who will stand for election to the Company's Board of Directors. The Nominating Committee will consider all reasonable comments from Shareholders regarding proposed nominees for Directors, as well as nominations for Board members recommended by Shareholders. To date, the Nominating Committee has no formal procedures for submitting comments or recommendations and has accepted both written and oral comments, as well as names of proposed nominees prior to the filing of a definitive proxy statement. Typically, once a recommendation has been received, the Committee will undertake due diligence, will discuss the comments or the proposed nominee with the Shareholder submitting such proposal and, if applicable, will meet with the proposed nominee before making a final determination as to whether to recommend the proposed individual as a nominee to the entire Board of Directors to stand for election to the Board of Directors. Similarly, the Committee members will personally discuss comments regarding proposed nominees with those Shareholders submitting such comments. The Nominating Committee held one meeting during the fiscal year ended October 31, 1998. During the fiscal year ended October 31, 1998, the Nominating Committee consisted of Frazier L. Gaines, who served as its Chairman, and C. Frank Swartz.

No Director attended fewer than 75% of the meetings of the Board of Directors or of any committee on which such Director served held during the fiscal year ended October 31, 1998.

DIRECTOR COMPENSATION

Any member of the Board of Directors who is (i) not an employee of the Company or any subsidiary and (ii) does not beneficially own, within the meaning of Rule 13d-2 of the Securities Exchange Act of 1934, as amended, more than five percent (5%) of any class of the outstanding capital stock of the Company is deemed to be a "Non-Affiliate Director" ("Non-Affiliate Director"). Non-Affiliate Directors are currently paid $12,000 annually plus $750 for each committee meeting attended and are reimbursed for expenses associated with Board responsibilities. In addition, pursuant to the Plan, Non-Affiliate Directors receive one-time automatic grants of options to purchase 5,000 shares of Common Stock as of the date such Non-Affiliate Director was initially elected or appointed having an exercise price equal to the fair market value at the date of grant. In April 1998, the Company granted an option to purchase 10,000 shares of Common Stock to all Directors, which grants were outside the Plan. Directors who are also employed by the Company receive no additional fees or remuneration for acting in their capacity as a Director of the Company.

On May 7, 1999, the Board of Directors voted to increase the annual fees paid and grants of options under the Plan (which grants under the Plan are subject to Shareholder approval) to Non-Affiliate Directors, effective immediately upon the adjournment of the 1999 Annual Meeting of Shareholders, as follows:

         POSITION                                                FEES                      NUMBER OF OPTIONS
         --------                                                ----                         (ANNUALLY)
                                                                                              ----------

Chairman of the Board                                       $2,500 per month                   15,000

Board Member (other than Chairman of the Board)             $1,750 per month                   10,000

Audit Committee Chairman                                   $1,000 per meeting                   2,000

Audit Committee Member                                      $750 per meeting                    1,000

Compensation Committee Chairman                            $1,000 per meeting                   2,000

Compensation Committee Member                               $750 per meeting                    1,000


Nominating Committee Chairman                              $1,000 per meeting                   2,000

Nominating Committee Member                                 $750 per meeting                    1,000

The fees described above will be paid on a monthly basis; provided that such Non-Affiliate Director attends at least 65% of properly noticed meetings and any adjustments to such fee payments shall be done on a quarterly basis.

During fiscal 1998, the following options were granted to Directors of the Company (certain of whom no longer serve in that capacity and will not stand for re-election). The initial terms of these option grants are summarized below.

                                                                       FAIR MARKET VALUE        DATE
                                    NUMBER            INITIAL          AT DATE OF INITIAL    OF INITIAL    EXPIRATION
          DIRECTOR                 OF SHARES        GRANT PRICE             GRANT(1)            GRANT        DATE(2)
          --------                 ---------        -----------        ------------------    ----------    ----------
Jonathan A. Bratt                  10,000(3)           $6.20                 $7.75             4/24/98       7/3/04
                                   20,000(3)          $11.9375              7.9375             4/24/98       7/3/04

Thomas M. Davidson                 20,000(3)          $11.9375              $7.625             8/18/98       7/3/04

John D. Foster (5)                 10,000(3)           $6.20                 $7.75             4/24/98       7/3/04
                                   20,000(3)          $11.9375              $7.9375            4/24/98       7/3/04

Frazier L. Gaines(9)               10,000(4)           $6.20                 $7.75             4/24/98       7/3/04
                                   20,000(4)          $11.9375              $7.9375            4/24/98       7/3/04
                                   80,000(4)           $14.00               $14.00             7/8/98       12/31/00
                                  100,000(4)           $6.00               $11.1875            3/10/97      12/31/00

Robert C. Nelles (6)               10,000(4)           $6.20                 $7.75             4/24/98       7/3/04
                                   20,000(4)          $11.9375              $7.9375            4/24/98       7/3/04
                                   15,000(4)           $5.34                 $8.50             2/19/98       9/19/05

Richard J. Sandulli (7)            10,000(3)           $6.20                 $7.75             4/24/98       7/3/04
                                   20,000(3)          $11.9375              $7.9375            4/24/98       7/3/04

C. Frank Swartz                    20,000(3)          $11.9375              $7.625             8/18/98       7/3/04

Gideon D. Taylor(8)                10,000(4)           $6.20                 $7.75             4/24/98       7/3/04
                                   20,000(4)          $11.9375              $7.9375            4/24/98       7/3/04
                                  120,000(4)           $14.00               $14.00             7/8/98       12/31/00
                                   70,000(4)           $6.00               $11.1875            3/10/97      12/31/00

----------

(1) On December 31, 1998, in an effort to clear up a large number of ambiguities in the minutes of Board of Directors meetings and in order to maintain compliance with various debtor documents as well as to keep the Company in substantial compliance with certain rules of the SEC and The Nasdaq Stock Market, Inc. ("Nasdaq"), the Board of Directors rescinded all of the above option grants with the exception of the grant to Nelles for 15,000 shares, and reissued new options in the amounts set forth above at the calculated fair market value per share on December 31, 1998, which was $5.75.

(2) The initial expiration dates ranged from July 8, 2000 to April 24, 2005 prior to the reissuances.

(3)     Issued outside the Company's 1995 Stock Option Plan.

(4) Non-qualified stock options granted pursuant to the Company's 1995 Stock Option Plan.

(5)     Mr. Foster resigned from the Company's Board of Directors on June 5,
        1998.

(6)     Mr. Nelles resigned from the Company's Board of Directors on May 5, 1998

(7) Mr. Sandulli resigned from the Company's Board of Directors on August 25, 1998.

(8)     Mr. Taylor resigned from the Company's Board of Directors on March 9,
        1999.

(9)     Mr. Gaines resigned from the Company's Board of Directors on March 16,
        1999.

THE ABLE TELCOM HOLDING CORP. 1995 STOCK OPTION PLAN, AS AMENDED

The Company has adopted the 1995 Stock Option Plan (the "Plan") pursuant to which 550,000 shares of Common Stock were originally authorized for issuance. In April 1998, the Shareholders of the Company approved amendments to the Plan to increase the number of shares outstanding under the Plan to 1,300,000. The Company intends to amend its registration statement on Form S-8 to register the additional 750,000 shares of Common Stock reserved for issuance under the Plan. The Company may grant stock options (both Nonqualified Stock Options and Incentive Stock Options, as defined in the Plan) and restricted stock under the Plan to Non-Affiliate Directors (as defined in the Plan), key employees, advisors and consultants (the "Participants"). The Plan also provides for the automatic grant to Non-Affiliate Directors, at such time as an individual becomes a Non-Affiliate Director of the Company, of Nonqualified Stock Options to purchase 5,000 shares of Common Stock at an exercise price per share equal to 100% of the fair market value of the shares on the date of grant. With respect to the grant of awards under the Plan to persons other than Non-Affiliate Directors, the Board of Directors, or a committee appointed by the Board of Directors (in either case, the "Plan Administrators"), will determine persons to be granted stock options and restricted stock, the amount of stock to be optioned or granted to each such person, and the terms and conditions of any stock options and restricted stock. Both Incentive Stock Options and Nonqualified Stock Options may be granted under the Plan. An Incentive Stock Option is intended to qualify as an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Any Incentive Stock Option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an Incentive Stock Option granted to a Participant who owns more than 10% of the total combined voting stock of the Company or any parent or subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date the option is granted. A Nonqualified Stock Option granted under the Plan (i.e., an option to purchase the Common Stock that does not meet the Code's requirements for Incentive Stock Options) shall be as determined by the Plan Administrators. Subject to the terms of the Plan, the Plan Administrators may award shares of restricted stock to the Participants. Generally, a restricted stock award will not require the payment of any option price by the Participant but will call for the transfer of shares to the Participant subject to forfeiture, without payment of any consideration by the Company, if the Participant's employment terminates during a "restricted" period (which must be at least six months) specified in the award of the restricted stock.

Amendments to the Plan are being submitted for Shareholder approval at the next Annual Meeting of Shareholders. These amendments include (i) increasing the number of shares of Common Stock which may be issued pursuant to awards granted thereunder from 1,300,000 to 3,500,000, (ii) increasing the number of options granted to Non-Affiliate Directors from 5,000 (initially) to 10,000 (annually),
(iii) granting additional options, on an annual basis, to Non-Affiliate Directors who serve as Chairman of the Board of the Company, and as Chairman and/or as a member of a Board committee, and (iv) extending the exercise period of the date of grants to Non-Affiliate Directors to the earlier of (A) the earlier of the date which is six years from the date of its grant or September 19, 2005, or (B) the date which is two years after the date that such Non-Affiliate Director is no longer serving in such capacity.

STOCK OPTIONS ISSUED OUTSIDE THE PLAN DURING FISCAL YEAR 1998

During the fiscal year ended 1998, the Company issued options to purchase an aggregate of 902,000 shares of Common Stock to employees, Executive Officers and Directors of the Company and its subsidiaries at exercise prices ranging from $5.34 to $14.00 per share. On December 31, 1998, in an effort to clear up a large number of ambiguities in the minutes of Board of Directors meetings and in order to maintain compliance with the Plan, as well as various financing documents, 840,000 of these options were rescinded. These ambiguities and compliance issues included, in certain instances, (i) granting options that had been granted inside the Plan where there were not a sufficient number of shares available, (ii) granting options at below market price to Non-Affiliate Directors within the Plan, contrary to the terms of the Plan, (iii) not specifying whether the grants were issued inside or outside the Plan, (iv) not specifying the exercise period for options granted, or (v) issuing options outside the Plan.

Immediately thereafter, the same number of options were issued on December 31, 1998 at an exercise price of $5.75, which was the average of the ten-day closing market price for the Common Stock for the period from December 16-December 30, 1998. The expiration for the exercise period for these options range from December 31, 2000 to April 24, 2005. Of the 902,000 options granted in the fiscal year ended October 31, 1998, 852,000 were vested as of December 31, 1998, 25,000 had been canceled and 25,000 had already been exercised.

OPTION GRANTS DURING THE FISCAL YEAR ENDED OCTOBER 31, 1998

The following table shows all grants during the fiscal year ended October 31, 1998 of stock options to the Named Executive Officers.

                                                  INDIVIDUAL GRANTS

                                                                                                             POTENTIAL REALIZABLE
                                             % OF TOTAL                                                            VALUE AT
                                              OPTIONS                                                        ASSUMED ANNUAL RATES
                            NUMBER OF       GRANTED TO                       MARKET                             OF STOCK PRICE
                             SHARES          EMPLOYEES     EXERCISE OR      PRICE ON                             APPRECIATION
                           UNDERLYING        IN FISCAL     BASE PRICE       DATE OF   EXPIRATION              FOR OPTION TERM(2)
NAME                       OPTIONS(# )        YEAR(1)       ($/SH)(2)        GRANT       DATE              5% ($)           10% ($)
Frazier L. Gaines            10,000            29%            6.20            7.75      4/24/05           $47,100         $89,000
                             20,000                          11.9375         7.9375     7/3/04               --           47,600
                             80,000                           14.00           14.00     7/8/00            114,400         235,200
                             100,000                          6.00           11.1875    12/31/00          661,000         813,000
Gideon D. Taylor             10,000            30%            6.20            7.75      4/24/05            47,100         89,000
                             20,000                          11.9375         7.9375     7/3/04               --           47,600
                             120,000                          14.00           14.00     7/8/00             171,600        352,800
                             70,000                           6.00           11.1875    12/31/00           462,700        569,100
Billy V. Ray, Jr. (3)        10,000            5%             14.00           14.00     7/8/00             14,300         29,400
                             25,000                           7.75            7.75      9/19/05            90,250         215,000
Richard J. Sandulli          10,000            4%             6.20            7.75      4/24/05            47,100         89,000
                             20,000                          11.9375         7.9375     7/3/04               --           47,600

Note: Mr. Robert DuPuis was also granted an option to purchase 125,000 shares of the Common Stock on August 19, 1998. Because Mr. DuPuis' employment with the Company was less than two weeks, the Company has not included a valuation of those options in the above table. At the time of Mr. DuPuis' separation from the Company, this option had not vested and the option was forfeited.

(1) The percentage of total options granted to employees is based upon grants of options to purchase 735,000 shares granted to employees during the fiscal year ended October 31, 1998.

(2) On December 31, 1998, in an effort to clear up a large number of ambiguities in the minutes of Board of Directors meetings and in order to maintain compliance with various debtor documents, as well as to keep the Company in substantial compliance with certain rules of the SEC and Nasdaq, the Board of Directors rescinded all of the above option grants, with the exception of the grant to Mr. Ray of 25,000 options which were canceled pursuant to the Plan, as amended, and reissued new options in the amounts set forth above at the then fair market value per share on December 31, 1998, which was $5.75.

(3) The potential realizable values are based upon assumed 5% and 10% annualized stock price growth rates and are not intended to forecast future price appreciation of the Common Stock. Actual gains, if any, on stock option exercises will depend on the amount, if any, by which the fair market value exceeds the option exercise price on the date the option is exercised. There is no assurance that the amounts reflected in this table will be achieved.

(4) The option to purchase 25,000 shares of the Common Stock was canceled in August 1998 pursuant to the 1995 Stock Option Plan, as amended.

OPTION EXERCISES AND PERIOD-END VALUES

The following table provides information on options exercised in the fiscal year ended October 31, 1998 by the Named Executive Officers, the number of unexercised options each of them held at October 31, 1998 and the value of the unexercised "in-the-money" options each of them held as of that date.


                                                              NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                   UNDERLYING              IN-THE-MONEY OPTIONS
                                                               OPTIONS/AT FY END(#)            AT FY-END ($)
                             SHARES                            --------------------            -------------
                           ACQUIRED ON        VALUE               EXERCISABLE/                 EXERCISABLE/
NAME                       EXERCISE (#)     REALIZED($)         UNEXERCISABLE(1)            UNEXERCISABLE(1)(2)

Frazier L. Gaines              ---              ---                210,000/---                 $804,375/---

Gideon D. Taylor               ---              ---                220,000/---                 $585,000/---

Billy V. Ray, Jr.              ---              ---              100,000/10,000                   ---/---

Richard J. Sandulli            ---              ---                30,000/---                   $73,125/---

(1) On December 31, 1998, in an effort to clear up a large number of ambiguities in the minutes of Board of Director meetings and in order to maintain compliance with various debtor documents as well as to keep the Company in substantial compliance with certain rules of the SEC and Nasdaq, the Board of Directors rescinded all of the above options grants and reissued new options in the amounts set forth above at the calculate fair market value per share on December 31, 1998, which was $5.75.

(2) For those options which were "In-the-Money" at October 31, 1998, the valuation is based on the closing price of the Common Stock of $7-5/16.

EMPLOYMENT AND CONSULTING AGREEMENTS

BILLY V. RAY, JR., President, Chief Executive Officer and Acting Chief Financial Officer and Director, is party to an employment agreement, dated December 1, 1998 with the Company (the "Ray Employment Agreement"). The Ray Employment Agreement terminates on November 30, 2000, and provides that Mr. Ray is to be paid a salary of $180,000 per year, plus a monthly housing allowance of $1,500 per month and an automobile allowance of $500 per month, plus health insurance and other benefits. The Ray Employment Agreement may be extended for an additional two year period. The Ray Employment Agreement also contains a covenant by Mr. Ray not to compete with the Company for a period of three years following his employment. The Ray Employment Agreement also provides that if Mr. Ray's employment is terminated with cause, Mr. Ray would be entitled to 90 days prior notice. However, should Mr. Ray's employment be terminated without cause, Mr. Ray would be paid out the remainder of his contract, or for 90 days, whichever is greater. In addition, the Ray Employment Agreement provides for the grant of 100,000 options to purchase 100,000 shares of Common Stock, as approved by the Company's Board of Directors, which vest immediately. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 100,000 shares through December 31, 2001 at an exercise price of $5.75 per share. Effective April 30, 1999, he received a stock award of 50,000 shares of Common Stock and effective May 7, 1999, his base salary increased to $240,000 per year and he was granted options to purchase 50,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Ray commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Ray no longer is an employee and/or serves as a Director of the Company.

JAMES E. BRANDS, Senior Executive Vice President, is party to a consulting and employment agreement, dated March 15, 1999 with the Company (the "Brands Employment Agreement"). The Brands Employment Agreement terminates on April 5, 2000, which may be extended for an additional two year period. The Brands Employment Agreement provides that Mr. Brands is to be paid (i) a consulting fee of $20,000 for the period commencing March 15, 1999 and ending May 15,

1999, and (ii) a salary of (A) $5,750 for the period between April 2, 1999 to April 30, 1999, (B) $2,500 for the period between May 1, 1999 to May 31, 1999 and (C) $12,500 per month from June 1, 1999 through May 31, 2000; provided that if another executive or management employee other than a CEO is hired during the initial term of the Brands Employment Agreement at a rate of more than $12,500 per month, Mr. Brands monthly rate shall immediately become the same as such employee. Mr. Brands is also entitled to an automobile allowance of $500 per month or at the Company's option, the Company may provide Mr. Brands with a late model Lincoln Town Car and reimbursement of its operating costs, a housing allowance of $1,500 per month effective August 1, 1999 (and during April 2, 1999 to July 31, 1999, Mr. Brands will be reimbursed for actual expenses incurred), plus health and life insurance benefits. In addition, the Brands Employment Agreement provides for the grant of options to purchase 100,000 shares of Common Stock at $6.375 per share, of which 75,000 vested as of April 5, 1999 and 25,000 will vest on June 21, 2000 (which options are subject to divestiture if Mr. Brands is not a Company employee on April 5, 2000). In the event of a change of control or ownership of the Company, the options will vest immediately. The exercise period terminates two years from each vesting date.

MICHAEL A. SUMMERS, Chief Accounting Officer, is party to an employment agreement, dated May 31, 1999 with the Company (the "Summers Employment Agreement"). The Summers Employment Agreement terminates on May 31, 2001, and provides that Mr. Summers is to be paid a salary of $130,000 per year, plus health insurance and other benefits. The Summers Employment Agreement also contains a covenant by Mr. Summers that upon his termination, he will not interfere with or disrupt any of the Company's business relationships nor will Mr. summers solicit any employees for a period of two years following termination. The Summers Employment Agreement also provides that if Mr. Summers is terminated with cause that Mr. Summers would be entitled to 90 days prior notice. However, should Mr. Summers employment be terminated without cause, Mr. Summers would be paid out the remainder of his annual contract salary, or for 180 days, whichever is greater. In addition, the Summers Employment Agreement provides for the grant of options to purchase 40,000 shares of Common Stock, as approved by the Company's Board of Directors, of which 15,000 options vested on June 1, 1999, 15,000 options will vest on June 1, 2000 and the remaining 10,000 options will vest on June 1, 2001; provided that upon a change in control/ownership of the Company, the options will all vest immediately. The exercise price of Mr. Summers options is $7.625 per share.

MICHAEL ARP, Financial Vice President, is party to an employment agreement, dated January 1, 1999 with the Company (the "Arp Employment Agreement"). The Arp Employment Agreement terminates on December 31, 2000, and provides that Mr. Arp is to be paid a salary of $12,500 per month, an automobile allowance of $500 per month, and a housing allowance of $1,000 per month, plus health and life insurance benefits. The Arp Employment Agreement also provides that if Mr. Arp is terminated with cause that Mr. Arp would be entitled to 90 days prior notice. However, should Mr. Arp's employment be terminated without cause, Mr. Arp would be paid out the remainder of the term of the Arp Employment Agreement. In addition, the Arp Employment Agreement provides for the grant of options to purchase 40,000 shares of Common Stock, as approved by the Company's Board of Directors, of which 20,000 vested as of January 1, 1999, 10,000 vest as of December 31, 1999 and 10,000 vest as of December 31, 2000, or immediately upon either a change in control or ownership of the Company. These options terminate on December 31, 2001. Effective May 7, 1999, Mr. Arp was granted options to purchase 25,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Arp commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Arp is no longer an employee of the Company.

EDWARD Z. POLLOCK, General Counsel, is party to an employment agreement, dated January 1, 1999 with the Company (the "Pollock Employment Agreement"). The Pollock Employment Agreement terminates on December 31, 2000 and provides that Mr. Pollock is to be paid an initial salary of $10,000 per month for the period from January 1, 1999 to June 30, 1999, increased to $11,000 per month for the period from July 1, 1999-December 31, 1999, increased to $12,000 monthly for the period from January 1, 2000 to June 30, 2000, and increased to $12,500 monthly for the period from July 1, 2000 to December 31, 2000. In addition, the Pollock Employment Agreement provides an automobile allowance of $300 per month, plus health insurance and other benefits. The Pollock Employment Agreement may be extended for an additional two year period. The Pollock Employment Agreement also contains a covenant by Mr. Pollock not to compete with the Company for a period of three years following his employment. The Pollock Employment Agreement also provides that if Mr. Pollock is terminated with cause, Mr. Pollock would be entitled to 90 days prior notice. However, should Mr. Pollock's employment be terminated without cause, Mr. Pollock would be paid out the remainder of his contract. In addition, the Pollock Employment Agreement provides for the grant of options to purchase 40,000 shares of Common Stock, as approved by the Company's Board of Directors, which vest over a three year period (15,000 options vested on January

1, 1999, 15,000 options will vest on January 1, 2000 and 10,000 options will vest on January 2, 2001), unless there is a change in control/ownership of the Company. Effective May 7, 1999, Mr. Pollock's salary increased to $150,000 per year and he was granted options to purchase 25,000 shares at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Pollock commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Pollock no longer is an employee of the Company.

FRAZIER L. GAINES, President of ATI, is party to an employment agreement, dated November 12, 1998 with the Company (the "Gaines Employment Agreement"). The Gaines Employment Agreement terminates on November 11, 2001, may be extended for one additional year, allows for a consulting agreement to be signed at the end of the initial three year term, and provides that Mr. Gaines is to be paid a salary of $200,000 per year, plus health and life insurance and a monthly automobile allowance of $500. The Gaines Employment Agreement also provides that the Company will pay all health and life insurance benefits plus $60,000 per year for the number of years equal to Mr. Gaines years of service and will be payable beginning at Mr. Gaines' termination date. The Gaines Employment Agreement also contains a covenant by Mr. Gaines not to compete with the Company for a period of three years following his employment. The Gaines' Employment Agreement also provides that if Mr. Gaines is terminated with cause that Mr. Gaines would be entitled to 30 days prior notice. However, should Mr. Gaines' employment be terminated without cause, Mr. Gaines would be paid one-year's severance plus regular Company health and insurance benefits. $100,000 of this amount would be payable immediately upon termination with the remainder of the $100,000 payable within 45 days from termination. In addition, the Gaines Employment Agreement provides for the grant of options to purchase 100,000 shares of Common Stock, subject to approval by the Company's Board of Directors, which vest over a three year period, or immediately upon either a change in control or ownership of the Company. To date, these options have not been approved by the Company's Board of Directors.

STACY JENKINS, President of MFSNT, is party to an employment agreement, dated July 16, 1998 with the Company (the "Jenkins Employment Agreement"). The Jenkins Employment Agreement terminates on July 15, 2001, and provides that Mr. Jenkins is to be paid a salary of $200,000 per year, an automobile allowance of $500 per month, plus health insurance and other benefits. The Jenkins Employment Agreement also contains a covenant by Mr. Jenkins not to compete with the Company for a period of two years following his employment. The Jenkins Employment Agreement also provides that if Mr. Jenkins is terminated with cause that Mr. Jenkins would be entitled to 30 days prior notice. However, should Mr. Jenkins' employment be terminated without cause, Mr. Jenkins would be paid out the remainder of his annual salary contract rate, or for 90 days, whichever is greater. In addition, the Jenkins Employment Agreement provides for the grant of options to purchase 100,000 shares of Common Stock, as approved by the Company's Board of Directors, which vest after one year of employment, or immediately upon either a change in control or ownership of the Company or Mr. Jenkins is terminated without cause. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 100,000 shares at $5.75 per share through December 31, 2000 or 90 days after termination of employment, whichever is earlier. Effective May 7, 1999, Mr. Jenkins' base salary increased to $216,000 per year and he was granted options to purchase 25,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Jenkins commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Jenkins no longer is an employee of the Company.

G. VANCE CARTEE, President of MFS Transportation Systems, Inc., is party to an employment agreement, dated January 4, 1999 with the Company (the "Cartee Employment Agreement"). The Cartee Employment Agreement terminates on January 2, 2001, and provides that Mr. Cartee is to be paid a salary of $150,000 per year, plus insurance and other benefits. The Cartee Employment Agreement also contains a covenant by Mr. Cartee not to compete with the Company for a period of one year following his employment. The Cartee Employment Agreement also provides that if Mr. Cartee is terminated with cause that Mr. Cartee would be entitled to 90 days prior notice. However, should Mr. Cartee's employment be terminated without cause, Mr. Cartee would be paid out the remainder of his contract, or for 180 days, whichever is greater. In addition, the Cartee Employment Agreement provides for the grant of options to purchase 40,000 shares of Common Stock, as approved by the Company's Board of Directors, which vest on the earlier of January 1, 2000, or immediately upon either a change in control or ownership of the Company or at such time as Mr. Cartee is terminated without cause. On December 31, 1998, the Company's Board of Directors rescinded the above grant of options and issued new options to purchase 40,000 shares at $5.75 per share, all of which are fully vested, through December 31, 2001. Effective May 7, 1999, Mr. Cartee's base salary increased to $162,000 per year and he was also granted options to purchase 25,000 shares of Common Stock at $6.375 per share, one-third of which vested as of May 7, 1999, one-third vest on May 7, 2000 and one-third vest on May 7, 2001. The exercise period for the options granted on May 7, 1999 to Mr. Cartee commences as of the date of vesting and continues through the earlier of (i) September 19, 2005 or (ii) two years from the date Mr. Cartee no longer is an employee of the Company.

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

None of the Company's Named Executive Officers are parties to any agreements that are triggered upon a "change of control" of the Company, although certain employment contracts provide for the accelerated vesting of stock options and the acquisition agreement for the purchase of GEC provides for an acceleration of certain contingent payments of the purchase price of GEC to Gerry W. Hall and
J. Barry Hall in the event that Company should sell GEC prior to October 31, 2001, as more fully described in "Certain Relationships and Related Transactions."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of August 9, 1999, the Common Stock owned beneficially by (i) each of the current Directors of the Company and each "nominee for director", (ii) each Executive Officer, (iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission ("SEC") to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Directors and Executive Officers listed have sole voting and investment power over his shares. As of August 9, 1999, there were 12,071,132 shares of Common Stock issued and outstanding and approximately 436 holders of record.

                                                                                                        SHARES           PERCENTAGE
                                                                                                     BENEFICIALLY       BENEFICIALLY
NAME (1)                                        CURRENT TITLE                                           OWNED              OWNED
Billy V. Ray, Jr.(2)(3)                         President, Chief Executive Officer and
                                                Acting Chief Financial Officer and Director             176,667              1.45%

James E. Brands(4)                              Senior Executive Vice President                         75,000                 *

Edward Z. Pollock(4)                            General Counsel                                         23,332                 *

Michael Arp (5)                                 Financial Vice President                                58,533                 *

Michael A. Summers(4)                           Chief Accounting Officer                                15,000                 *

Stacy Jenkins (4)                               President - MFS Network Technologies                    108,330                *

G. Vance Cartee(4)                              President - MFS Transportation Systems                   8,333                 *

J. Barry Hall                                   President - Traffic Management Group                    321,199              2.66%

Frazier L. Gaines(6)                            President - Able Telcom International                   563,430              4.59%

Richard A. Boyle(4)                             President - Patton Management Group                     21,667                 *

C. Frank Swartz(3)(4)                           Chairman of the Board of Directors                      30,000                 *

Jonathan A. Bratt(3)(7)                         Director                                                36,500                 *

Thomas M. Davidson(8)(9)                        Director                                                148,286              1.23%

Alec McLarty(3)                                 Director                                                  ---                  0

Gerald Pye(8)                                   Director                                                  ---                  0

Hans G. Tanzler, III(3)                         Nominee for Director                                      ---                  0

All Directors, Nominees and
Executive Officers as a Group (16 persons)                                                             1,586,280            12.35%

Gideon D. Taylor (10)                           Shareholder                                             946,638              7.70%

Kennedy Capital Management, Inc.(11)
                                                Shareholder                                             652,450              5.41%

-------------
*Less than 1%.

(1) The address for each of Able's Directors, Nominees for Directors, and Executive Officers is 1000 Holcomb Woods Parkway, Suite 440, Roswell, GA 30076.

(2) Includes 126,667 shares underlying options which are immediately exercisable and 50,000 shares of Common Stock pursuant to a stock award.

(3)    Nominee for Director.

(4)    These represent stock options that are immediately exercisable.

(5) Includes 28,333 shares underlying options which are immediately exercisable and 30,000 shares owned by Mr. Arp.

(6) These include 210,000 shares underlying stock options which are immediately exercisable and 402,730 shares held in a trust controlled by Mr. Gaines. Mr. Gaines resigned as a Director of the Company on March 16, 1999, but continues to serve as President--Able Telcom International.

(7) Includes 30,000 shares underlying options which are immediately exercisable and 6,500 shares owned by Mr. Bratt.

(8) Will not be standing for re-election as a Director of the Company. There is no link among any of these Directors not standing for re-election.

(9) Includes 30,000 shares underlying options which are immediately exercisable.

(10) These include (i) 21,619 shares owned by Mr. Taylor's wife, and (ii) 220,000 shares underlying stock options which are immediately exercisable. Mr. Taylor resigned as a Director of the Company on March 9, 1999 and as Vice President of Special Projects on June 6, 1999.

(11) The address is 10829 Olive Blvd., St. Louis, MO 63141, This information is based solely upon public filings filed by this entity pursuant to
       Schedule 13G.

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

In April 1998, the Company engaged Washington Equity Partners ("WEP") as an advisor in connection with the acquisition of the network construction and transportation systems business of MFSNT, including the financing thereof. At the time of the engagement, Mr. Davidson, who subsequently became a member of the Company's Board of Directors and a member of the Compensation Committee, was Managing Director of WEP. In connection with the engagement, the Company agreed to pay WEP a fee if the Company consummated the financing of the MFSNT Acquisition through an investor contacted by WEP. Such fee equaled 2% of the gross proceeds of any senior indebtedness issued by the Company, 3% of the gross proceeds of any subordinated indebtedness issued by the Company, and 4% of the gross proceeds of any equity securities issued by the Company. In addition, the Company agreed to pay WEP, upon the consummation of the MFSNT Acquisition, a fee of 2% of the aggregate purchase price paid by the Company for this acquisition up to $50.0 million, and 1-1/2% of the aggregate purchase price in excess of $50.0 million. The Company also committed to reimburse WEP for its reasonable travel and out-of-pocket expenses (up to a maximum of $20,000 without prior approval) incurred in connection with its engagement. Under the agreement, the Company agreed to indemnify WEP and its permitted assigns against all losses and expenses, including reasonable counsel fees and expenses, arising out of the MFSNT Acquisition or the financing, except any losses or expenses found in a final judgment by a court of competent jurisdiction to have resulted from WEP's bad faith, gross negligence or breach of its agreement with the Company. Mr. Davidson subsequently left his position as Managing Director of WEP in April 1998 and WEP assigned its rights in the agreement to Mr. Davidson, who became a Director of the Company in August 1998. On October 21, 1998, Mr. Davidson and the Company executed a letter agreement pursuant to which the Company agreed to pay Mr. Davidson $1.3 million in satisfaction of amounts owing under the agreement with WEP with respect to the MFSNT Acquisition and the related financing. At April 30, 1999, $828,002 of the then obligation to Mr. Davidson ($1,078,000) was converted into 118,286 shares of Common Stock, based upon the then fair market value of the Common Stock of $7.00 per share and during May 1999, the remaining balance was paid in cash.

On April 24, 1998, to finance part of the non-refundable deposit for the MFSNT Acquisition, Frazier L. Gaines, the Company's then President and Chief Executive Officer, and Gideon D. Taylor, the Company's then Chairman of the Board of Directors, borrowed $5.0 million from a bank which in turn, was lent to the Company. This loan was secured by a pledge of the 1,047,000 shares of Common Stock owned by Messrs. Taylor and Gaines. On July 2, 1998, to finance an additional non-refundable deposit on the MFSNT Acquisition purchase price, Messrs. Taylor and Gaines borrowed an additional $4.2 million which was in turn lent to the Company. This loan was also secured by a pledge of 1,047,000 shares of Common Stock owned by Messrs. Taylor and Gaines. On August 17, 1998, the Company repaid both of these loans as well as agreed to pay Messrs. Taylor and Gaines $25,000 each for interest related to the loans. On July 8, 1998, Messrs. Taylor and Gaines were granted two year options to purchase 120,000 and 80,000 shares, respectively, of the Common Stock, at an exercise price of $14.00 per share, as compensation for providing the capital necessary to fund the initial deposits required to consummate the MFSNT Acquisition. On December 31, 1998, these options were rescinded and new options were granted at an exercise price of $5.75 per share, the fair market value at December 31, 1998, as defined in the Plan, as amended. See "Stock Options Issued Outside the Plan During Fiscal Year 1998."

On August 11, 1998, Messrs. Taylor and Gaines each loaned the Company $1.0 million on an unsecured basis to cover certain expenses associated with the MFSNT Acquisition. These loans were repaid in full on August 17, 1998 and interest of $2,200 was paid to each Mr. Taylor and to Mr. Gaines.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On October 12, 1996, the Company acquired all of the issued and outstanding capital stock of Georgia Electric Company ("GEC"), which prior to the acquisition was owned equally by brothers Gerry W. and J. Barry Hall (collectively, the "Halls"). Following the acquisition, Gerry Hall was elected to the Board of Directors of the Company, and on June 12, 1997, was elected President and Chief Executive Officer of the Company. Gerry Hall resigned as President, Chief Executive Officer and a Director of the Company on March 2, 1998. The purchase price for the GEC acquisition was $3.0 million in cash, plus the issuance at the end of each of the next five fiscal years of a number of shares of Common Stock to be determined pursuant to a formula contained in the acquisition agreement by dividing a dollar figure derived from GEC's actual pre-tax profits and operating margins compared with target profits and margins for each such fiscal year by a discounted per share price. In the event that GEC is sold by the Company prior to the end of fiscal year 2001, the Company is obligated to issue to Gerry Hall and J. Barry Hall a number of shares of Common Stock having a market value (as determined in accordance with the contract) of $1.0 million for each year that earn-out consideration remains payable. The GEC acquisition agreement was amended in February 1998 to increase the percentage discount applicable to the price of the Common Stock for purposes of determining the number of shares to be issued with respect to each fiscal year and to limit the total market value of the shares of Common Stock which could be issued under the agreement.

In November 1997, a subsidiary of the Company assumed the obligations of Ten-Ray Utility Construction, Inc. ("Ten- Ray"), a North Carolina corporation, as contractor under two network construction contracts and paid the costs Ten-Ray had accrued under the contracts of approximately $0.1 million. On January 30, 1998, the Company purchased from Ten- Ray certain construction equipment used in connection with the contracts. The purchase price for the equipment was the satisfaction of Ten-Ray's bank loans secured by the equipment in the amount of approximately $0.3 million, including principal and interest, which in the opinion of the executives of the subsidiary, was not more than the fair market value of the equipment. Billy V. Ray, Jr., then the Company's Chief Financial Officer and currently, the Company's Chief Executive Officer, President and Acting Chief Financial Officer, beneficially owned approximately 7.7% of the voting stock of Ten- Ray and had personally guaranteed the equipment loans to the bank.

On July 1, 1997, the Company entered into a six month consulting agreement with Nelles & Associates, Inc. ("NAI"), an international telecommunications consulting firm founded by Robert C. Nelles, a former Director of the Company. The consulting agreement provided for NAI to be paid $6,000 per month to provide consulting services in support of the Company's business activities for eight days per month and for Mr. Nelles to be granted options to purchase 15,000 shares of Common Stock. On January 1, 1998, the Company entered into a three month consulting agreement with NAI which provided for NAI to be paid $2,000 per month to provide consulting services in support of the Company's business activities for up to three days per month and an hourly fee for additional services. On March 6, 1998, the Company entered into a four month consulting agreement with NAI, pursuant to which Mr. Nelles served as the interim Chief Operating Officer of the Company for which the Company paid him consulting fees of $12,500 per month, provided Mr. Nelles with the use of a leased automobile and reimbursed NAI for temporary living, travel and related expenses incurred in connection with Mr. Nelles' performance of services as interim Chief Operating Officer.

The Company entered into a consulting agreement with Tyler Dixon dated January 1, 1999 and effective as of April 1, 1999, whereby Mr. Dixon will serve as a legal consultant to the Company, will provide the Company with a minimum of 80 hours of legal services per month commencing April 1, 1999 and continuing through May 31, 2000, and will be compensated at a rate of $16,000 per month. Mr. Dixon also received options to purchase 40,000 shares of Common Stock at $6.375 per share, which exercise period commenced on April 1, 1999 and will terminate two years from the expiration of the consulting agreement or any extensions or renewals thereof (whichever occurs last). Mr. Dixon is a partner in the law firm of Raiford Dixon & Thaxton, LLP, which, during fiscal 1998, received approximately $125,000 in legal fees from the Company. Mr. Dixon was also the sole officer, director and shareholder of Cotton Communications, Inc. ("Cotton").

On February 17, 1999, in order to facilitate the purchase of (i) 2,785 shares of Series B Convertible Preferred Stock, par value $.001 ("Series B Preferred Stock") from the Palladin Group and the RoseGlen Group acquired in connection with the "Series B Offering" and (ii) the outstanding $10.0 million principal amount of the Company's 12% Senior Subordinated Notes originally due January 6, 2005 (the "Senior Notes"), the Company advanced Cotton approximately $32.0 million ("Company Advance"), which advance accrues interest at 11.5% and matures on November 30, 2000. Immediately thereafter, Cotton purchased 2,785 shares of Series B Preferred Stock (1,425 shares from the RoseGlen Group for $11.0 million and 1,360 shares from the Palladin Group for $7.85 million), as well as the Senior Notes.

On March 22, 1999, the Company entered into a termination agreement with Cotton whereby the Company redeemed the Senior Notes held by Cotton, as well as the 2,785 shares of Series B Preferred Stock from Cotton in exchange for the cancellation of the Company Advance made to Cotton on February 17, 1999. The Company also assumed Cotton's obligation to acquire 630,000 of the "Series B Warrants" at a price of $3.00 per Series B Warrant. The Senior Notes have since been canceled and the 2,785 shares of Series B Preferred Stock have been retired. Additionally, the 630,000 Series B Warrants were purchased by the Company and retired.

See also "Compensation Committee Interlocks and Insider Participation" regarding certain related party transactions between the Company, members of the Compensation Committee and with Mr. Frazier Gaines, the former President and Chief Executive Officer of the Company and a former Director of the Company.

REPORT ON EXECUTIVE COMPENSATION

During the fiscal year ended October 31, 1998, the Compensation Committee was responsible for setting and approving the salaries, bonuses and other compensation for the Company's Executive Officers, establishing compensation programs, and determining the amounts and conditions of all grants of awards under the Plan.

COMPENSATION OBJECTIVES. The Compensation Committee believes that the objectives of executive compensation are to attract, motivate and retain highly qualified executives, to align the interests of these executives with those of the Shareholders and to motivate Company executives to increase Shareholder value by improving corporate performance and profitability. To meet these objectives, the Board of Directors seeks to provide competitive salary levels and compensation incentives that attract and retain qualified executives, to recognize individual performance and achievements, as well as performance of the Company relative to its peers, and to encourage ownership of Company stock.

EXECUTIVE SALARIES. Base salaries for executives are determined initially by evaluating the responsibilities of the position, the experience of the individual, internal comparability considerations, as appropriate, the competition in the marketplace for management talent, and the compensation practices among public companies the size of, or in businesses similar to, the Company. Salary adjustments are determined and normally made at twelve-month intervals.

ANNUAL BONUSES. The Company has historically paid bonuses to executives whom the Board of Directors determines have contributed materially to the Company's success during the most recently completed fiscal year. The bonuses are intended to enable the Company's executives to participate in the Company's success, as well as to provide incentives for future performance. Bonus compensation has typically been determined as a percentage of the executive's salary based upon the pre-tax net income of the Company as a whole or the subsidiary which employs the executive.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. The compensation of Gerry W. Hall, former President and Chief Executive Officer of the Company, is fixed pursuant to the Hall Employment Agreement. The Board of Directors increased Mr. Hall's annual base salary to $200,000 in connection with his appointment on June 12, 1997 as the Company's President and Chief Executive Officer. The increase was based upon arm-length negotiations between Mr. Hall and the remaining members of the Board of Directors. In agreeing to increase Mr. Hall's compensation, the Board of Directors sought to provide an appropriate incentive to Mr. Hall, who has extensive experience in the Company's industry by virtue of his former ownership and management of GEC, to accept an appointment as the Company's Chief Executive Officer. The

Board of Directors believes that Mr. Hall's salary was appropriate for the Chief Executive Officer of a public company the size of the Company. See "Summary Compensation Table" for information concerning Mr. Hall's compensation. Mr. Hall resigned as Chief Executive Officer of the Company on March 2, 1998 and resumed full-time performance of his duties at GEC pursuant to the terms of the Hall Employment Agreement. The Board of Directors approved the payment of a bonus to Mr. Hall of $75,000, based upon the Company's operating results and strategic accomplishments during the period of Mr. Hall's service as President and Chief Executive Officer.

Frazier Gaines served as the Chief Executive Officer of the Company from March 1998 through November 1998 (excluding August 19-31, 1998). During the fiscal year ended October 31, 1998. Mr. Gaines was paid $153,986. Mr. Gaines received other compensation that is more fully presented in the "Summary of Compensation" above.

STOCK OPTIONS. The Board of Directors may grant to certain employees of the Company long-term incentives consisting of non-qualified stock options and incentive stock options. In order to vary the types of awards that may be offered, the Board of Directors approved the Plan Amendments, which will increase the number of shares of stock available for grant under the Stock Option Plan and will allow for the grant of shares of Common Stock subject to restrictions. During fiscal year 1998, the Board of Directors approved grants of stock options to Messrs. Hall, Gaines, Taylor and Ray. See "Executive Compensation--Option Grants During the Fiscal Year Ended October 31, 1998".

                                                    Respectfully Submitted,

                                                    Thomas Davidson, Chairman
                                                    C. Frank Swartz
                                                    Gideon D. Taylor

STOCK PERFORMANCE

The following performance graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of the companies in the Standard and Poor's 500 index, the NASDAQ Telecommunications Stocks Index and a self-determined peer group consisting of Advanced Communications Systems, Inc., AmeriLink Corp.; ANTEC Corporation; C-Cor Electronics, Inc.; Comtech Telecommunications Corp.; Dycom Industries, Inc.; Eltrax Systems, Inc.; Internet Communications Corp.; IPC Information Systems, Inc.; IWL Communications, Inc.;MasTec, Inc.; NumereX Corp.; Porta Systems Corp.; Tollgrade Communications Corp.; View Tech, Inc.; and World Access, Inc. In fiscal 1998, due to a change in business associates with MFSNT, the peer group was changed by adding Lockheed Martin ("Peer Group-New"). The cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on October 31, 1993 and assuming dividend reinvestment. No dividends have been paid on the Common Stock.

                 COMPARISON OF 12-MONTH CUMULATIVE TOTAL RETURN

Among Able Telcom Holding Corp., the S&P 500 Index, self-determined peer groups and the NASDAQ Telecommunications Stocks Index

                                        10/31/94     10/31/95     10/31/96      10/31/97     10/31/98
                                        --------     --------     --------      --------     --------
Able Telcom Holding Corp.                   78           59             93          86          79
Peer Group-Old                              47           85            175         171         147
Peer Group-New                             109          159            216         240         273
S&P 500                                    104          131            163         215         263
NASDAQ
Telecommunications                          84            95             99        145         200

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      1.       The following consolidated financial statements of Able
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

5.1      Opinion regarding Legality of Common Stock (12)

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

16.1     Letter regarding change in certifying accountants(15)

21       Subsidiaries of Able Telcom Holding Corp. (13)

23.1     Consent of Ernst & Young LLP (12)

23.3     Consent of Counsel (included with Exhibit 5.1)

27       Financial Data Schedule (12)

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

(14) Incorporated by reference to an exhibit to the Company's Form S-1 (File No. 333-65991), as filed October 22, 1998.

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ABLE TELCOM HOLDING CORP.

      May 26, 2000        BY: /S/ BILLY V. RAY, JR.
                              ---------------------
                              BILLY V. RAY, JR.,
                              Chief Executive Officer

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

                                                         /s/ Ernst & Young LLP

West Palm Beach, Florida
January 19, 1998

                                    ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS--OCTOBER 31, 1998 AND 1997
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ASSETS                                            1998             1997
                                                                                      -----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $13,544          $6,230
   Accounts receivable, net of allowances for bad debts of $866 and $686
      at October 31, 1998 and 1997, respectively                                           64,159          13,399
   Costs and profits in excess of billings on uncompleted contracts                       105,478           5,615
   Prepaid expenses and other current assets                                                2,641           1,766
                                                                                      -----------      ----------
        Total current assets                                                              185,822          27,010
                                                                                      -----------      ----------
PROPERTY AND EQUIPMENT:
   Land and buildings                                                                       4,473           1,415
   Equipment, furniture and fixtures                                                       42,522          19,982
                                                                                      -----------      ----------
                                                                                           46,995          21,397
   Less - Accumulated depreciation                                                       (14,921)         (8,283)
                                                                                      -----------      ----------
         Property and equipment, net                                                       32,074          13,114
                                                                                      -----------      ----------

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $2,162 and $1,200 at October 31, 1998
       and 1997,  respectively                                                             31,374           8,341
   Assets held for sale                                                                    38,750             ---
   Other non-current assets                                                                 2,740           1,881
                                                                                      -----------      ----------
         Total other assets                                                                72,864          10,222
                                                                                      -----------      ----------
         Total assets                                                                    $290,760         $50,346
                                                                                      ===========      ==========

                         LIABILITY AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                      $14,438          $3,154
   Accounts payable and accrued liabilities                                                61,229           8,649
   Accruals for incurred job costs                                                         51,111              --
   Billings in excess of costs and profits on uncompleted contracts                         6,328             291
   Reserves for losses on uncompleted contracts                                            25,390             ---
   Notes payable shareholders/directors                                                     1,182             875
                                                                                      -----------      ----------
         Total current liabilities                                                        159,678          12,969
   Long-term debt, non-current portion                                                     61,685          14,140
   Property tax payable, non-current portion                                               15,118              --
   Other non-current liabilities and minority interest                                      2,737           1,277
                                                                                      -----------      ----------
         Total liabilities                                                                239,218          28,386
                                                                                      -----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

CONVERTIBLE PREFERRED STOCK
   Series A redeemable preferred stock, $.10 par value, 995 shares
       issued and outstanding in 1997                                                         ---           6,713
   Series B preferred stock, $.10 par value, (aggregate liquidation value of $17,820,000), 4,000 shares authorized, 3,564 shares issued and
       outstanding in 1998                                                                 11,325             ---
                                                                                      -----------      ----------
       Total convertible preferred stock                                                   11,325           6,713
                                                                                      -----------      ----------


SHAREHOLDERS' EQUITY
   Preferred stock, 1,000,000 shares authorized, 5,200 shares issued                          ---              --
   Common stock, $.001 par value, authorized 25,000,000 shares;
        11,065,670 and 8,580,422 shares issued and outstanding
        at October 31, 1998 and 1997, respectively                                             11               9
   Additional paid-in capital                                                              35,164          15,096
   Senior Note warrants                                                                     1,244              --
   Series B preferred stock warrants                                                        5,400              --
   WorldCom stock options                                                                   3,490              --
   WorldCom phantom stock                                                                     606              --
   Retained earnings (deficit)                                                            (5,698)             142
                                                                                      -----------      ----------
         Total shareholders' equity                                                        40,217          15,247
                                                                                      -----------      ----------
         Total liabilities and shareholders' equity                                      $290,760         $50,346
                                                                                      ===========      ==========

The accompanying notes are an integral part to these consolidated financial statements.

                                    ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   1998                 1997                 1996
                                                               ------------          -----------          ----------
REVENUES                                                           $217,481              $86,334             $48,906
COSTS AND EXPENSES

   Cost of revenues                                                 179,505               68,164              40,486
   General and administrative                                        18,692                8,780               8,404
   Depreciation                                                       6,638                4,124               2,411
   Amortization                                                         962                  408                 339
   Charges and transaction/translation losses related to
      Latin American operations                                         275                   17               3,553
                                                               ------------          -----------          ----------
      Total costs and expenses                                      206,072               81,493              55,193
                                                               ------------          -----------          ----------
INCOME (LOSS) FROM OPERATIONS                                        11,409                4,841              (6,287)
OTHER (INCOME) EXPENSE, NET:
   Interest expense, including amortization
      of discount of $157 in 1998                                     5,534                1,565               1,350
   Interest and dividend income                                        (342)                (449)               (270)
   Other                                                               (320)                (152)                 32
                                                               ------------          -----------          ----------
   Total other expense, net                                           4,872                  964               1,112
                                                               ------------          -----------          ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
   AND MINORITY INTEREST                                              6,537                3,877              (7,399)
PROVISION (BENEFIT) FOR INCOME TAXES                                  3,405                  727                (891)
                                                               ------------          -----------          ----------
INCOME (LOSS) BEFORE MINORITY INTEREST                                3,132                3,150              (6,508)
MINORITY INTEREST                                                       618                  293                (598)
                                                               ------------          -----------          ----------
NET INCOME (LOSS)                                                     2,514                2,857              (5,910)
PREFERRED DIVIDENDS                                                    (341)                (260)                ---
BENEFICIAL CONVERSION PRIVILEGE OF PREFERRED STOCK                   (8,013)              (1,266)                ---
                                                               ------------          -----------          ----------
INCOME (LOSS) APPLICABLE TO COMMON STOCK                            $(5,840)              $1,331             $(5,910)
                                                               ============          ===========          ==========
INCOME (LOSS) PER COMMON SHARE:
   Basic                                                             $(0.59)               $0.16              $(0.71)
                                                               ============          ===========          ==========
   Diluted                                                           $(0.59)               $0.16              $(0.71)
                                                               ============          ===========          ==========
WEIGHTED AVERAGE SHARES OUTSTANDING - Basic                       9,907,060            8,504,972           8,361,458
                                                               ============          ===========          ==========

The accompanying notes are an integral part to these consolidated financial statements.

                                    ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                              (IN THOUSANDS, EXCEPT COMMON STOCK SHARES AND AMOUNTS)

                                                               Common Stock                 Additional        Subordinated
                                                    -----------------------------------       Paid-In            Notes
                                                        Shares              Amount            Capital           Warrants
                                                    --------------      ---------------     -------------     ------------
BALANCE,  November 1, 1995                               8,193,212               $8,193           $12,790            $ ---
   Issuance of common stock to directors in                                                                            ---
       connection with acquisition                          10,000                   10                43              ---
   Change in unrealized loss on investments                    ---                  ---               ---              ---
   Net loss                                                    ---                  ---               ---              ---
                                                    --------------      ---------------     -------------     ------------
BALANCE, October 31, 1996                                8,203,212                8,203            12,833              ---
   Issuance of common stock in connection
     with acquisition                                      108,489                  108               620              ---
   Issuance of common stock for services                     2,000                    2                12              ---
   Issuance of common stock for exercise of options        262,240                  262               732              ---
   Compensation recognized on stock options                    ---                  ---               338              ---
   Issuance of common stock for conversion of
      convertible preferred shares                           4,481                    4                34              ---
   Changes in unrealized loss on investments
   Convertible preferred dividends paid                        ---                  ---               ---              ---
   Embedded dividend recognized on convertible
      preferred shares                                         ---                  ---               ---              ---
   Tax benefit from exercise of options                        ---                  ---               527              ---
   Net income                                                  ---                  ---               ---              ---
                                                    --------------      ---------------     -------------     ------------
BALANCE, October 31, 1997                                8,580,422                8,579            15,096              ---
   Issuance of common stock for GEC earnout                204,440                  204             1,278              ---
   Compensation expense for below market options               ---                  ---                93              ---
   Issuance of common stock for exercise of options        351,935                  352             2,071              ---
   Dividends on Series A preferred stock                       ---                  ---               ---              ---
   Embedded dividend recognized on Series A convertible
      preferred shares                                         ---                  ---               ---              ---
   Issuance of common stock for conversion of Series A
      convertible preferred shares                         920,946                  921             6,817              ---
   Valuation of subordinated note warrants                     ---                  ---               ---            1,244
   Valuation of Series B Preferred Stock warrants              ---                  ---             5,400              ---
   Beneficial conversion privilege applicable to Series B
       Preferred Stock                                         ---                  ---             7,909              ---
   Valuation of WorldCom options                               ---                  ---               ---              ---
   Valuation of WorldCom phantom stock awards                  ---                  ---               ---              ---
   Issuance of common stock for conversion of Series
      B Preferred Stock                                  1,007,927                1,008             1,384              ---
   Dividends on Series B Preferred Stock                       ---                  ---               ---              ---
   Tax benefit from exercise of options                        ---                  ---               516              ---
   Net income                                                  ---                  ---               ---              ---
                                                    --------------      ---------------     -------------     ------------
BALANCE, October 31, 1998                               11,065,670              $11,064           $40,564           $1,244
                                                    ==============      ===============     =============     ============

                                                                                                Unrealized
                                                                                                  Loss on          Retained
                                                           WorldCom            WorldCom         Investments        Earnings
                                                        Stock Options       Phantom Stock      Net of Taxes       (Deficit)
                                                       --------------      ---------------     -------------     ------------
BALANCE, November 1, 1995                                    $ ---                $ ---           $(0.53)           $4,721
   Issuance of common stock to directors in
      connection with acquisition                              ---                  ---               ---              ---
   Change in unrealized loss on investments                    ---                  ---               (1)              ---
   Net loss                                                    ---                  ---               ---          (5,910)
                                                         ---------            ---------           -------          -------

BALANCE, October 31, 1996                                      ---                  ---              (54)          (1,189)
   Issuance of common stock in connection with
      acquisition                                              ---                  ---               ---              ---
   Issuance of common stock for services                       ---                  ---               ---              ---
   Issuance of common stock for exercise of options            ---                  ---               ---              ---
   Compensation recognized on stock options                    ---                  ---               ---              ---
   Issuance of common stock for conversion of
      convertible preferred stock                              ---                  ---               ---              ---
   Changes in unrealized loss on investments                   ---                  ---                54              ---
   Convertible preferred dividends paid                        ---                  ---               ---            (260)
   Embedded dividends recognized on convertible
      preferred shares                                         ---                  ---               ---          (1,266)
   Tax benefit from exercise of options                        ---                  ---               ---              ---
   Net income                                                  ---                  ---               ---            2,857
                                                         ---------            ---------           -------          -------

BALANCE, October 31, 1997                                      ---                  ---               ---              142
   Issuance of common stock for GEC earnout                    ---                  ---               ---
   Compensation expense for below market options               ---                  ---               ---
   Issuance of common stock for exercise of options,
      net of tax benefit                                       ---                  ---               ---
   Dividends on Series A preferred stock                       ---                  ---               ---              (79)
   Embedded dividend recognized on Series A
      convertible preferred shares                             ---                  ---               ---             (104)
   Issuance of common stock for conversion of Series
      A convertible preferred shares                           ---                  ---               ---              ---
   Valuation of subordinated note warrants                     ---                  ---               ---              ---
   Valuation of Series B Preferred Stock warrants              ---                  ---               ---              ---
   Beneficial conversion privilege applicable to
      Series B Preferred Stock                                 ---                  ---               ---           (7,909)
   Valuation of WorldCom options                             3,490                  ---               ---              ---
   Valuation of WorldCom phantom stock awards                  ---                  606               ---              ---
   Issuance of common stock for conversion of Series
      B Preferred Stock                                        ---                  ---               ---              ---
   Dividends on Series B preferred stock                       ---                  ---               ---             (262)
   Net income                                                  ---                  ---               ---            2,514
                                                         ---------            ---------           -------          -------
BALANCE, October 31, 1998                                   $3,490                 $606             $ ---          $(5,698)
                                                         =========            =========           =======          =======

                                                             Total
                                                           -------
BALANCE, November 1, 1995                                  $17,466
   Issuance of common stock to directors in connection
      with acquisition                                          43
   Change in unrealized loss on investments                     (1)
   Net loss                                                 (5,910)
                                                           -------
BALANCE, October 31, 1996                                   11,598
   Issuance of common stock in connection with
     acquisition
   Issuance of common stock for services                       621
   Issuance of common stock for exercise of options             12
   Compensation recognized on stock options                    732
   Issuance of common stock for conversion of                  338
      convertible preferred shares
   Changes in unrealized loss on investments                    34
   Convertible preferred dividends paid                         54
   Embedded dividend recognized on convertible                (260)
      preferred shares
   Tax benefit from exercise of options                     (1,266)
   Net income                                                  527
                                                             2,857
                                                           -------
BALANCE, October 31, 1997                                   15,247
   Issuance of common stock for GEC earnout                  1,278
   Compensation expense for below market options                93
   Issuance of common stock for exercise of options          2,071
   Dividends on Series A preferred stock                       (79)
   Embedded dividend recognized on Series A
      convertible preferred shares                            (104)
   Issuance of common stock for conversion of
   Series A convertible preferred shares                     6,818
   Valuation of subordinated note warrants                   1,244
   Valuation of Series B Preferred Stock warrants            5,400
   Beneficial conversion privilege applicable to Series B
      Preferred Stock                                          ---
   Valuation of WorldCom options                             3,490
   Valuation of WorldCom phantom stock awards                  606
   Issuance of common stock for conversion of Series B
      Preferred Stock                                        1,385
   Dividends on Series B preferred stock                      (262)
   Tax benefit form exercise of options                        516
   Net income                                                2,514
                                                           -------
BALANCE, October 31, 1998                                  $40,217
                                                           =======

The accompanying notes are an integral part to these consolidated financial statements.

                                    ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
                                                (IN THOUSANDS)

                                                                           1998               1997               1996
                                                                       ------------      --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                         $2,514              $2,857           $(5,910)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities, net of effects of acquisitions:
      Depreciation                                                            6,638               4,532              2,750
      Amortization                                                              962                 ---                ---
      Bad debt expense                                                          ---                 160              1,094
      Translation/transaction Losses                                            275                  17              1,180
      Deferred income taxes                                                     717                 727               (891)
      Minority interest                                                         618                 293               (598)
      Write down of Latin American assets                                       ---                 ---              1,593
      Compensation recognized for conversion of stock options                    93                 338                ---
       Reduction in revenue for litigation                                      ---                (433)               ---
       Other -- net                                                             156                  10                313
                                                                       ------------      --------------      -------------
                                                                             11,973               8,501               (469)
Changes in assets and liabilities, net of effects from acquisitions:
       Decrease in accounts receivable                                        2,694                 842              1,855
       Increase in costs and profits in excess of billings on
         uncompleted contracts                                              (16,987)             (4,661)              (829)
       Decrease in inventory                                                  2,602                 118              1,871
       Decrease (increase) in other current assets                             (268)                313                340
       Decrease (increase) in other assets                                    1,247                (280)              (287)
       Increase (decrease) in accounts payable and accrued expenses          17,383                (199)                160
      Increase (decrease) in billings in excess of costs and estimated
          profits on completed contracts                                        569                (927)                681
      Change in reserves
          for losses on uncompleted contracts                               (15,110)                ---                ---
      Increase in other liabilities                                           2,789                 230                ---
                                                                       ------------      --------------      -------------
      Cash Provided by Operating Activities                                   6,892               3,937              3,322
                                                                       ------------      --------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                 (9,966)             (4,487)            (2,557)
   Net proceeds from sale of assets                                              90                  96                129
   Sales of investments                                                         ---                 567                ---
   Cash acquired in acquisitions                                              4,661                 404              1,761
   Cash paid for acquisitions                                                (8,681)             (3,000)            (3,500)
                                                                       ------------      --------------      -------------
           Net cash used in investing activities                            (13,896)             (6,420)            (4,167)
                                                                       ------------      --------------      -------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit                                          50,518              (4,626)             1,254
   Payment of shareholder/directors loans                                    (2,925)               (250)              (500)
   Borrowings from shareholder/directors                                      2,050                 ---                500
   Proceeds from long-term debt                                              10,000              11,014              4,547
   Proceeds from debt to finance acquisition                                 10,000               3,000              3,000
   Repayments on long-term debt                                             (74,388)             (9,272)            (6,251)
   Distributions to minority interests                                         (502)               (293)              (210)
   Foreign currency translation adjustment                                     (275)                (17)              (779)
   Proceeds from the issuance of preferred stock, net                        18,110               5,418                ---
   Proceeds from the exercise of stock options                                2,071                 732                ---
   Dividends paid                                                             (341)                (260)               ---
                                                                       ------------      --------------      -------------
Net cash provided by financing activities                                    14,318               5,446              1,561
                                                                       ------------      --------------      -------------
Effect of exchange rate changes on cash and cash equivalents                    ---                 ---               (401)
Increase in cash and cash equivalents                                         7,314               2,963                315
Cash and cash equivalents at beginning of year                                6,230               3,267              2,952
                                                                       ------------      --------------      -------------
Cash and cash equivalents at end of year                                    $13,544              $6,230             $3,267
                                                                       ============      ==============      =============

Supplemental disclosures of cash flow information:
   Valuation of warrants                                                     $6,644               $ ---              $ ---
   Discount on preferred stock                                                7,909                 ---                ---
   Conversion of Series B Preferred Stock                                     1,385                 ---                ---
   Conversion of Series A Preferred Stock                                     6,818                 ---                ---
   Issuance of common stock for acquisition                                   1,278                 621                 43
   Issuance of common stock for services                                        ---                  11                ---
   GEC earnout                                                               (4,595)             (1,278)               ---
   Compensation  recognized on below market options                              93                 338                ---
   Valuation of below market options on acquisition                           4,096                 ---                ---
   Cash paid for:
      Interest                                                                4,226               1,684              1,120
      Income taxes                                                               29                 ---                ---


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

                   ORGANIZATIONAL GROUP                                           SERVICES PROVIDED

Network Services Group                                       Design, development, engineering, installation,
                                                             construction, operation and maintenance services for
                                                             telecommunications systems

Transportation Services Group                                Design, development, integration, installation,
                                                             construction, project management, maintenance and
                                                             operation of automated toll collection systems,
                                                             electronic traffic management and control systems, and
                                                             computerized manufacturing systems.

Communications Development Group                             Design, installation and maintenance services to foreign
(Latin America)                                              telephone companies.

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

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation plan under Accounting Principle Board Opinion No. 25, ("APB No. 25")"Accounting for Stock Issued to Employees," and relating interpretations, and follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." See Note 12.

REVENUE RECOGNITION

Construction and Installment Contracts. Revenues from construction contracts and installation contracts are recognized as contract costs are incurred under the percentage-of-completion method measured on the cost to cost basis. Contract costs include all direct material and labor costs, as well as those indirect costs relating to the contract such as indirect labor, supplies and equipment costs. Generally, the determination of substantial contract completion is made by the customer.

Changes in job performance, condition and the estimated profitability may result in changes in the estimates for project costs and profits. The cumulative effect of revised estimates are recognized in the period in which the changes are determined. When the current estimates of total contract revenue and contract costs indicate a loss ("loss jobs"), a provision for the entire loss on the contract is made.

Service Contracts. Service contracts consist primarily of recurring contracts with telecommunications companies to maintain networks and grids; municipalities to maintain electronic traffic management and control systems; and utility companies to maintain utility facilities. Revenues from these contracts are recognized at the time the services are rendered and accepted by the customer in accordance with the provisions of the related contracts. Costs associated with these contracts are incurred and recognized as the services are performed.

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

The MFSNT Acquisition agreements provide that on December 29, 2000, the Company shall pay to WorldCom the following amounts, if positive:

         (a) The difference between $9.0 million related to losses on MFSNT projects in existence on March 31, 1998 and recorded by MFSNT as of June 30, 1998, and the amount actually lost on such contracts through December 15, 2000;

         (b) The difference between $3.0 million related to losses on MFSNT projects not recorded by MFSNT as of June 30, 1998 and the amount actually lost on such contracts through December 15, 2000;

         (c) The difference between $5.0 million and the aggregate costs of Able in defending MFSNT litigation that the Company assumed as part of the MFSNT Acquisition, and payments made in settlement or in payment of judgements with respect to such [pre-acquisition] litigation.

The range of contingent consideration potentially payable to WorldCom, as discussed above, is from $0 to $17.0 million.

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

The Phantom Stock Awards will be settled on a net basis and are payable in cash or stock at the Company's option. In accordance with EITF 96-13, the Phantom Stock Awards were initially measured at fair market value and reported as permanent equity. Subsequent changes in fair value of the Phantom Stock Awards will not be recognized. If the Phantom Stock Awards are ultimately settled in a manner that requires that the Company deliver cash, the amount of cash paid will be reported as a reduction of contributed capital.

Subsequent to the agreement to issue the Phantom Stock Awards, WorldCom agreed not to exercise the Phantom Stock Awards until: (1) the registration statement filed by the Company with respect to resale of shares of Common Stock issuable upon conversion of the Series B Preferred Stock shall have been declared effective, and (2) the Company shall obtain the consent or waiver of its lenders under its secured credit facility permitting the Company to issue the Phantom Stock Awards. Since it was considered remote that the Company would not satisfy the above conditions, the Phantom Stock Awards were included in the MFSNT purchase price.

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

         Contract Price                                                                     $58.8
         Transaction related costs                                                            4.6
         WorldCom Option                                                                      3.5
         WorldCom Phantom Stock Awards                                                         .6
                                                                                            -----

                  Total Purchase Price                                                      $67.5
                                                                                            =====
The Company allocated the purchase price to the assets acquired and the liabilities assumed based on the fair value of those assets and liabilities as follows (in millions):

         Cash and accounts receivable                                                      $47.0
         Costs and profits in excess of billings
                  on uncompleted contracts                                                  93.7
         Assets held for sale                                                               38.8
         Prepaid expenses                                                                    1.0
         Property                                                                            5.7
         Goodwill(1)                                                                        16.5
         Accounts payable                                                                  (13.7)
         Accruals for incurred job costs and billings in excess of
                  costs and profits on uncompleted contracts                               (56.6)
         Reserve for losses on uncompleted contracts(2)                                    (40.5)
         Accrued restructuring costs(3)                                                     (2.0)
         Property taxes payable                                                            (15.0)
         Other accrued liabilities(4)                                                       (7.4)
                                                                                           ------

                  Total allocated purchase price                                            $67.5
                                                                                           ======

--------

(1)      Goodwill is being amortized on a straight-line basis over 20 years.

(2) As of July 2, 1998, the Company estimated the need for reserves for contract losses with respect to MFSNT contracts of $40.5 million.
         These reserves for contract losses relate to specific MFSNT loss jobs, jobs where the current estimates of remaining contract costs exceed remaining contract revenues. Revenues and costs of revenues recognized in the Company's consolidated statement of operations on these contracts subsequent to the acquisition have resulted in no net margin. The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):

                                   Reserves for Uncompleted MFSNT Preacquisition Loss Contracts
                                   ------------------------------------------------------------

                                                             Amount               October 31,
                                    July 2, 1998            Utilized                  1998
                                   ---------------        ------------         ----------------
Network Services Jobs:
Alyeska                                 $2,517                $195                   $2,712
NYSTA                                    9,262              (4,558)                   4,704
Other                                    1,775                (462)                   1,313
                                       -------            --------                  -------
                                        13,554              (4,825)                   8,729
                                       -------            --------                  -------
Transportation Services Jobs:

ATCAS                                   12,937              (5,432)                   7,505
E-470                                    6,098              (2,688)                   3,410
Other                                    7,911              (2,165)                   5,746
                                       -------            --------                  -------
                                        26,946             (10,285)                  16,661
                                       -------            --------                  -------
                                       $40,500            $(15,110)                 $25,390
                                       -------            --------                  -------

The Company intends to complete a final assessment of the adequacy of reserves for contract losses related to the uncompleted MFSNT preacquisition loss contracts prior to the close of the "Allocation period" (approximately July 2, 1999), with any changes of the reserves impacting goodwill.


(3) Accrued restructuring costs related primarily to severance and benefit costs associated with the involuntary termination of employees pursuant to an approved restructuring plan. During the fiscal year ended October 31, 1998, approximately $1.7 million was charged against this reserve.

(4) Includes allowances for costs related to litigation and claims of $5.0 million which, according to the Plan of Merger, is payable to WorldCom in the event specified litigation costs and claims are not paid by the Company.

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

Pro Forma Financial Information (Unaudited)

Unaudited pro forma financial information for the Company is presented below as if the Company's acquisitions of MFSNT and Patton had taken place as of November 1, for each of the respective years (in thousands, except per share amounts):

                                                                        YEARS ENDED OCTOBER 31,
                                                                      --------------------------
                                                                        1998              1997
                                                                        ----              ----
Revenues                                                              $388,905          $481,707
Net loss                                                              (44,497)          (26,796)
Loss applicable to common stock                                       (53,384)          (37,031)
Loss applicable to common stock per share                               (5.39)            (4.35)

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

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                  $  4,663
     Accounts receivable                                      3,754
     Equipment and other assets                               6,548
-------------------------------------------------------------------
Subtotal                                                     14,965
Accounts payable assumed                                     (2,549)
-------------------------------------------------------------------
Deferred revenue (net amount received from COMSAT
     to complete the contracts)                            $(12,416)
-------------------------------------------------------------------

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

5.       UNCOMPLETED CONTRACTS:

Uncompleted contracts consist of the following at October 31, (in thousands):

                                                          1998                 1997
                                                          ----                 ----
Costs incurred on uncompleted contracts                 $116,073               $43,237
Earnings recognized on uncompleted contracts              29,086                 7,361
                       Total                            --------               -------
                                                         145,159                50,598
Less: Billings to date                                   (97,120)              (45,274)
                                                        --------              --------
                                                         $48,039                $5,324
                                                        ========              ========

Included in the accompanying balance sheets under the following headings at October 31, (in thousands):

                                                          1998                     1997
                                                          ----                     ----
Costs and profits in excess of billings on
    uncompleted contracts                               $105,478                  $5,615
Billings in excess of costs and profits on
    uncompleted contracts                                  6,328                     291
Accruals for incurred job costs                           51,111                      --
                        Net                             --------                  ------
                                                         $48,039                  $5,324
                                                        ========                  ======

6.       ASSETS HELD FOR SALE:

NYSTA CONDUIT NETWORK

Assets held for sale include approximately $26.0 million of certain fiber optic conduit that was constructed by MFSNT prior to the MFSNT Acquisition (the "NYSTA Network").

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

As owner of the right of way, NYSTA shares in user fees from the "On-NYSTA" system. The arrangement entitled MFSNT to retain 100% of user fees up to approximately $50.7 million. Then, NYSTA was entitled to 10% of user fees until MFSNT had received and retained, as cost recovery, approximately $95.5 million (i.e., from cumulative user fees of approximately $101.3 million); thereafter, NYSTA is entitled to 50% of user fees and 20% of revenues received by MFSNT for performance under operation and maintenance ("O&M") contracts with users. The O&M contracts provide for installment payments to MFSNT, generally over twenty years, to offset costs of providing this service.

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

While MFSNT and the Company have sold IRU's that constitute virtually all the usable value of the network, MFSNT is still the legal owner and responsible for property taxes assessed on the network. Ownership of the On-NYSTA portion of the network automatically transfers to NYSTA after twenty years. Consistent with the concept of having sold the network, MFSNT accrued and expensed, prior to the acquisition, the estimated present value of future property taxes that would be payable over the twenty-year term of the agreements. The Company recorded this liability in purchase accounting at approximately $15.0 million, using a discount rate of 15%. Amortization of the discount is included in interest expense and amounted to $0.8 million for the year ended October 31, 1998.

Prospective Accounting for Sales of IRU's: FIN 43 broadens the definition of real estate and will likely require that some or all elements of fiber optic networks (e.g., right-of-way and conduit) must now be defined as real estate and revenue recognition criteria for the sale or lease of IRU's will be provided by SFAS No. 66, "Accounting for Sales of Real Estate." SFAS 66 is a different accounting model and is likely to result in the deferral and amortization of both costs and revenues related to network assets that would have previously been accounted for as described above. Among other requirements, SFAS 66 requires title to transfer to the buyer for up-front revenue recognition to be appropriate. FIN 43 is effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Consequently, none of the transactions entered into by MFSNT prior to July 2, 1998, are subject to those provisions. However, for transactions subsequent to June 30, 1999, the Company will be required to apply the guidance of FIN 43.

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

INVESTMENT IN KANAS

Assets held for sale also includes approximately $12.75 million representing an equity interest in Kanas which was acquired in the MFSNT Acquisition, and has been held for sale since that time. The original carrying value of the Company's interest in Kanas, which was assigned in purchase accounting, represents the net proceeds originally expected to be received from the sale of Kanas stock and was based, in part, on active negotiations with potential buyers.

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

While Kanas provided MFSNT with notice of substantial completion in December 1998, the owner of Alyeska Network has yet to give Kanas final acceptance of the system and significant outstanding claims exist among the parties. While MFSNT has outstanding claims against Alyeska for work it believes was outside the scope of the contract of at least $15.8 million, no recognition has been given to those claims in the accompanying consolidated financial statements as resolution of those matters remain uncertain. The construction costs incurred by MFSNT significantly exceeded the revenues recognizable under the contract terms.

Kanas owns and is responsible for maintaining the Alyeska Network. While the Company does not participate in the day-to-day management of Kanas, Kanas has contracted with MFSNT to operate and maintain the Alyeska Network for 15 years. The term of the Kanas O&M agreement began in December 1998. To date, service contract revenues have been insufficient to cover costs of performance and are not projected to be sufficient to do so for at least the foreseeable future. These operating losses are being recognized as incurred.

As of October 31, 1998, the unaudited financial statements of Kanas reflected total assets, liabilities and net deficit of $88.5 million, $88.8 million and $0.3 million, respectively. Additionally, the unaudited financial statements reflected net income for the year ended December 31, 1998, of $1.2 million. The Company's proportionate share of Kanas' pre-operational gains/losses from July 2, 1998 through October 31, 1998, was insignificant. The Company has received no dividends from Kanas.

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

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at October 31, 1998 was approximately $77.5 million.

7.       DEBT:

The Company's debt consist of the following at October 31, (in thousands):

                                                                           1998            1997
                                                                           ----            ----
Note payable to bank under Revolving Credit Facility, maturing on
   June 20, 2001, interest payment dates and rates vary (7.69 percent at
   October 31, 1998), secured by the Company's existing and future
   restricted subsidiaries, excluding MFSNT                               $35,000         $ ---

Note payable to WorldCom maturing on December 15, 2000, interest is
   payable quarterly at an annual rate of 11.5 percent                     30,000           ---

Senior Subordinated Notes, annual payments of $5.0 million on January 6,
   2004 and 2005, 12 percent interest per annum, in arrears, paid
   semi-annually                                                           10,000           ---

Notes payable to a bank, payable in monthly installments aggregating approximately $47,161, interest payable monthly ranging from 2.0 to
   8.75 percent secured by substantially all the assets of the Company        491         3,560

Notes payable to former owner of Dial payable in monthly installments
   of principal and interest of 8.75 percent at October 31, 1998              369           669

Bank lines of credit, $6.0 million maturing on March 1, 1998, interest payable monthly at prime (8.75 percent at October 31, 1997) secured
   by substantially all the assets of the Company                             ---         6,000

Notes payable to banks, payable in monthly installments of principal and interest of 8.5 percent at October 31, 1997, secured by real and
   personal property of GEC                                                   ---         2,500

Mortgage note payable to a bank, payable in monthly installments of
   $1,604 plus interest at prime (8.75 percent at October 31, 1997)           ---           269

Notes payable to bank, payable in monthly installments of principal and interest at prime (8.75 percent at October 31, 1997), secured by real
   and personal property of Dial                                              ---         2,876

Notes payable to banks, payable in monthly installments of principal and interest at prime (8.75 percent at October 31, 1997), secured by
   related equipment                                                          ---           385

Notes payable to bank, payable in monthly installments of principal and interest at prime (8.75 percent at October 31, 1997), secured by
   related equipment                                                          ---          511
                                                                         --------    ---------
                                                                           75,860       16,770
Capital leases                                                              1,350          524
                                                                         --------    ---------
                                                                           77,210       17,294
Less - Discount on Senior Subordinated Notes                               (1,087)         ---
                                                                         --------    ---------
                                                                           76,123       17,294
Less - Current portion                                                    (14,438)      (3,154)
                                                                         --------    ---------
Long-term debt, excluding current portion                                 $61,685      $14,140
                                                                         ========    =========

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

The WorldCom Note provides for covenants of which the Company was in compliance at October 31, 1998. Upon noncompliance or an event of default, the entire balance of the WorldCom Note shall automatically become due and payable, subject to certain subordination provisions. In addition, remedies available to WorldCom include the following:

       o Acquire all of the stock in MFSNT.

       o Keep all principal and interest already paid under the WorldCom Note.
       o Require an 18 percent annual default rate of interest.

       o Cause WorldCom to apply 12 percent of the payment it owes to the Company at the time of default under the WorldCom Master Services Agreement to the outstanding principal and interest due under the WorldCom Note.

In addition, if the WorldCom Note is not repaid in full by December 15, 2000, it is anticipated that WorldCom will be able to:

       o Reduce the minimum yearly and aggregate revenues under the WorldCom Master Services Agreement.

       o Refuse to give additional work under the WorldCom Master Service Agreement while in default.

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

AGGREGATE MATURITIES

The aggregate maturities of long-term debt and capital leases for years subsequent to October 31, 1998, are as follows:

                              1999                                 $15,047
                              2000                                  18,225
                              2001                                  36,021
                              2002                                     935
                              2003                                     872
                              Thereafter                            21,081
                                                                    ------
                                                                   $92,181

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

Future minimum lease payments required under operating and capital leases with initial terms in excess of one year are as follows (in thousands):

YEARS ENDED OCTOBER 31,                        CAPITAL               OPERATING
                                               LEASES                 LEASES

1999                                              $788                 $3,177
2000                                               454                  1,738
2001                                               149                  1,238
2002                                                64                  1,125
2003                                                --                    625
Thereafter                                         --                     416
                                                 -----                 ------
Total minimum lease payments                    $1,455                 $8,319
                                                ======                 ======

Present value of net minimum lease payments     $1,321
Less current installments of obligations
   under capital leases                            706
                                                ------
Obligations under capital leases, excluding
current installments                              $615
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

The Series B Preferred Stock is not redeemable. At its maturity, the Series B Preferred Stock will automatically convert into common stock based upon the fair market of the Company's common stock and the conversion amount of the Series B Preferred Stock, which is equal to $5,000 plus unpaid dividends.

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

11.      INCOME TAXES:

An analysis of the components of income (loss) before income taxes and minority interest and the related provision (benefit) for income taxes is presented below (in thousands):

                                                           1998          1997           1996
                                                        ----------     --------      ----------
Domestic                                                    $6,084       $3,304        $(3,770)
Foreign                                                        453          573         (3,629)
                                                        ----------     --------      ----------
                                                            $6,537       $3,877        $(7,399)
                                                        ==========     ========      ==========
Provision (benefit) for income taxes
   Federal
     Current                                                $1,937        $ ---           $ ---
     Deferred                                                  792          657           (969)
   State
     Current                                                   751           --             ---
     Deferred                                                 (75)           70           (167)
   Foreign
     Current                                                   ---          ---             ---
     Deferred                                                  ---          ---             245
                                                        ----------     --------      ----------
Provision (benefit for income taxes)                        $3,405         $727          $(891)
                                                        ==========     ========      ==========

Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                           1998          1997          1996
                                                        ----------     --------     ----------
Provision (benefit) tax at federal statutory rate              34%          34%          (34)%
State income tax, net                                            7           .2              4
Non-deductible goodwill                                          4            4              2
Reduction in valuation Allowance                                --           --            (1)
Foreign operations, net                                          4         (20)             22
Other items, net                                                 3          3.8            (5)
                                                            ------       ------         ------
Effective income tax rate                                      52%          22%          (12)%
                                                            ======       ======         ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            1998         1997
                                                          --------      -------
Deferred tax assets--
   Reserve for bad debts                                      $312         $135
   Net operating loss carryforward                             ---        1,143
   Foreign tax credit carryforwards                            ---          424
   Other                                                       747           69
                                                          --------      -------
                                                             1,059        1,771
                                                          --------      -------
Deferred tax liabilities--Property and equipment             (755)        (660)
Investment in foreign subsidiaries                             ---        (129)
Other                                                         (39)          ---
                                                          --------      -------
                                                             (794)        (789)
                                                          --------      -------
Net deferred tax asset                                        $265         $982
                                                          ========      =======

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

A summary of the Company's stock option activity under the Plan, and related information for the period from October 31, 1996, through October 31, 1998, follows:


                                                                          NUMBER         OPTION
                                                                            OF            PRICE
                                                                          SHARES        PER SHARE
                                                                          ------        ---------
Options outstanding at October 31, 1996                                   160,000    $5.75 - $6.875
   Grants                                                                 323,500     6.00 - 7.813
   Exercises                                                             (71,740)     6.00 - 6.875
   Cancellations                                                         (39,320)     5.875 - 7.813
                                                                 -------------------------------------
Options Outstanding at October 31, 1997                                   372,440     6.00 - 7.813
   Grants                                                                 592.000     5.34 - 14.00
   Exercises                                                            (211,935)     5.34 - 7.813
   Cancellations                                                         (88,030)     6.375 - 7.813
                                                                 -------------------------------------
Options Outstanding at October 31, 1998                                   664,475     6.20 - 14.00
                                                                 =====================================

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

A summary of the Company's stock option activity outside the Plan, and related information for the period from October 31, 1996, through October 31, 1998, follows:

                                                                         NUMBER          OPTION
                                                                           OF             PRICE
                                                                         SHARES         PER SHARE
                                                                         ------         ---------
Options outstanding at October 31, 1996                                   300,500     $0.05 - $6.44
   Grants                                                                     ---          ---
   Exercises                                                            (190,500)      0.05 - 4.83
   Cancellations                                                              ---          ---
                                                                 -------------------------------------
Options Outstanding at October 31, 1997                                   110,000      0.05 - 6.44
   Grants                                                                 310,000      6.20 - 14.00
   Exercises                                                            (110,000)      0.05 - 6.44
   Cancellations                                                              ---          ---
                                                                 -------------------------------------
Options Outstanding at October 31, 1998                                   310,000     6.20 - 14.00
                                                                 =====================================

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

                                                                            YEAR ENDED OCTOBER 31,
                                                                         --------------------------------
                                                                           1998        1997         1996
                                                                         -------     --------     -------
Proforma income (loss) applicable to common stock                        $(7,303)      $1,121     $(5,760)
Proforma income (loss applicable to common stock per share:
   Basic                                                                   (0.74)         .13       (0.69)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1998 and 1997, respectively; risk-free interest rates of 5.4 percent and 5.65 percent; dividend yield of zero percent for each year; expected lives of two to six years and two years; and volatility of .549-.561 and .463.

The number of vested options at the end of each reporting period is as follows:

                                                                              Under            Outside
                                                                            the Plan           the Plan
                                                                            --------           ---------
October 31, 1996                                                              28,060           250,500
October 31, 1997                                                             192,400            85,000
October 31, 1998                                                             565,157           310,000

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

INDUSTRY SEGMENTS                                                    1998            1997           1996
-----------------                                                   -------         ------         ------
Sales to unaffiliated customers:
  Transportation Services.....................................       $84,022        $46,795        $22,661
   Network Services...........................................       133,459         39,539         26,245
                                                                     -------         ------         ------
      Total...................................................      $217,481        $86,334        $48,906
                                                                    ========        =======        =======
Income (loss) from operations:
  Transportation Services.....................................        $8,220         $3,772       $(3,454)
  Network Services............................................         3,189          1,069        (2,833)
                                                                       -----          -----        -------
     Total....................................................       $11,409         $4,841       $(6,287)
                                                                     =======         ======       ========
Identifiable Assets:
  Transportation Services.....................................       $88,340        $28,884        $25,099
  Network Services............................................       202,420         21,462         13,820
                                                                     -------         ------         ------
     Total....................................................      $290,760        $50,346        $38,919
                                                                    ========        =======        =======
Capital Expenditures:
  Transportation Services....................................         $3,238         $1,635         $1,275
  Network Services............................................         6,728          2,852          2,216
                                                                       -----          -----          -----
     Total....................................................        $9,966         $4,487         $3,491
                                                                      ======         ======         ======
Depreciation and Amortization

  Transportation Services.....................................        $2,824         $1,710         $1,229
  Network Services............................................         4,776          2,822          1,521
                                                                       -----          -----          -----
     Total....................................................        $7,600         $4,532         $2,750
                                                                      ======         ======         ======

GEOGRAPHIC AREAS                                                          1998             1997           1996
----------------                                                       ----------        -------       ---------
Revenues:
   United States..............................................           $212,152        $82,171         $45,160
   Latin America..............................................              5,329          4,163           3,746
                                                                       ----------        -------        --------
     Total....................................................           $217,481        $86,334         $48,906
                                                                         ========        =======         =======
Income (loss) from operations:
   United States..............................................            $11,310         $4,824        $(2,073)
   Latin America..............................................                 99             17         (4,214)
                                                                        ---------       --------         -------
     Total...................................................             $11,409         $4,841        $(6,287)
                                                                          =======         ======        ========
Identifiable Assets:
  United States...............................................           $287,569        $47,781         $36,410
   Latin America..............................................              3,191          2,565           2,509
                                                                        ---------          -----         -------
     Total...................................................            $290,760        $50,346         $38,919
                                                                         ========        =======         =======

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)
         (AMOUNTS IN THOUSANDS EXCEPT FOR SHARE DATA):

                                                    FIRST           SECOND          THIRD             FOURTH
                                                   QUARTER          QUARTER         QUARTER           QUARTER
                                                   -------          -------         -------           -------

1998(1)

Revenues                                           $22,268          $34,552          $58,305          $102,356
Operating income (loss)                            (1,261)            2,083            4,032             5,156
Net income (loss)                                    (926)              868              790             1,785
Income (loss applicable to common stock)           (1,080)              840          (7,185)             1,589

1997(2)

Revenues                                           $18,326          $20,871          $21,984           $25,153
Operating income (loss)                              1,142            1,785            1,024               888
Net income (loss)                                      505              851              932               567
Income (loss applicable to common stock)               470              337              491                33

(1) The fiscal 1998 quarterly unaudited amounts have been adjusted from amounts previously reported by the Company in their quarterly filings with the SEC. The adjustments related to accounting errors discovered during the fourth quarter of 1998. Their nature and effects on the results of operations for each of the quarterly periods are summarized below:

                                                                                 NET INCOME (LOSS) APPLICABLE TO
                                                   NET INCOME (LOSS)                       COMMON STOCK
                                         --------------------------------------  --------------------------------
                                           FIRST         SECOND          THIRD       FIRST     SECOND       THIRD
                                          QUARTER       QUARTER         QUARTER     QUARTER   QUARTER      QUARTER
                                         ------------------------------------------------------------------------
Amounts previously reported                $(670)        $1,835          $1,464      $(824)    $1,792        $824
Adjustments:
   Additional revenues related to errors
    in calculating the percent complete
    of certain MFSNT contracts               ---            ---             600        ---        ---         600
Additional costs of revenues related to
    errors in calculating the percent
    complete of certain construction
    contracts                               (300)          (300)            ---       (300)      (300)        ---
Additional costs of revenues related to
    errors in calculating the percentage
    complete of the COMSAT Contracts         ---           (387)           (194)       ---       (387)       (194)
Additional depreciation expense related
   to property and equipment that was in
   service but not appropriately
   depreciated                               (88)          (158)           (150)       (88)      (158)       (150)
Increased general and administrative
   expense related to workers'
   compensation and other insurance claims   ---           (700)           (700)       ---       (700)       (700)
Adjustments to charges and transaction/
   translation losses related to Latin
   American operations                       (97)           (97)            (97)       (97)       (97)        (97)
Additional interest expenses related to
   property taxes payable                    ---            ---            (189)       ---        ---        (189)
Additional preferred stock dividends         ---            ---             ---        ---         15         (45)
Additional beneficial conversion privilege
   of preferred stock resulting from errors
   in the original calculation               ---            ---             ---        ---        ---      (7,290)
Benefit for income taxes resulting
   primarily to the aforementioned
   adjustments                               180            626               7        180        626           7
Other                                         49             49              49         49         49          49
                                           ----------------------------------------------------------------------
                                            (256)          (967)           (674)      (256)      (952)     (8,009)
                                           ----------------------------------------------------------------------
Restated amount                            $(926)          $868            $790    $(1,080)      $840    $(7,185)
                                           ----------------------------------------------------------------------

The effect of the adjustments on net income (loss) per common share for each of the three month periods ended January 31, 1998, April 30, 1998, and July 31, 1998, was to change the previously reported net income (loss) per common share amounts of $(0.09) to $(0.12), $0.19 to $0.09 and $0.08 to $(0.72),
respectively.

(2) Certain adjustments were made in the fourth quarter of 1997 which included a reduction in reserves associated with litigation between the Company and former owners of TSCI of $0.2 million.

17.      SUBSEQUENT EVENTS:

The following transactions were effected in February 1999 to resolve defaults by the Company with respect to the Senior Subordinated Notes and the Series B Preferred Stock.

WORLDCOM ADVANCE

In February 1999, WorldCom advanced the Company $32.0 million ("WorldCom Advance") as an advance against amounts otherwise payable by WorldCom to the Company pursuant to the WorldCom Master Services Agreement. As amended, the WorldCom Advance bears no interest and is subordinate to the New Credit Facility. Payments under the WorldCom Advance were further subordinated to liabilities associated with certain construction projects that are expected to be completed during fiscal 2001.

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

REPURCHASE OF SENIOR SUBORDINATED NOTES

In February 1999, the Company repurchased the Senior Subordinated Notes for approximately $11.5 million using part of the proceeds from the WorldCom Advance. The purchase of Senior Subordinated Notes resulted in an extraordinary loss on the early extinguishment of debt of approximately $3.1 million, recognized during the second quarter of fiscal 1999.

PURCHASE OF SERIES B PREFERRED STOCK

The WorldCom Advance was also used to purchase 2,785 shares (approximately 78%) of the Series B Preferred Stock from the original holders for $18.9 million. The transaction was treated as a repurchase of the shares and the related beneficial conversion feature. The excess of the amount paid over the carrying value of the preferred stock and the intrinsic value of the beneficial conversion privilege was recognized as an additional loss applicable to common stock of approximately $4.5 million during the second quarter of fiscal 1999. The holders of the remaining Series B shares agreed to either waive all outstanding defaults or refrain from exercising any remedies with respect to any such defaults until May 18, 1999. During such period of time, the Company agreed to use its best efforts to have a registration statement declared effective.

The Company also agreed to a modification of the conversion price with respect to the remaining 779 shares of Series B Preferred Stock. The conversion price was changed to a fixed amount of approximately $3.50 per share, to be further reduced by 1.5 percent per month until a registration statement was declared effective. The modification of the conversion price of the remaining 779 shares of Series B Preferred Stock resulted in a charge to income applicable to common stock of approximately $6.4 million in the second quarter of fiscal 1999.

The Company also agreed to certain modifications in the conversion price of the Series B Preferred Stock Warrants. The conversion price of warrants to purchase 370,000 shares of the Company's common stock was reduced to $13.25 per share and the conversion price of warrants to purchase 630,000 shares of the Company's common stock was reduced to $13.50 per share. The modification of the conversion prices of the Series B Preferred Stock Warrants resulted in a charge to income applicable to common stock of approximately $1.9 million in the second quarter of fiscal 1999. The charge was determined based on valuation of the Warrants immediately before the modification and immediately after the modification using a Black Scholes pricing model.

PRO FORMA EFFECT ON SHAREHOLDERS' EQUITY

Had the above transactions occurred during the three months ended October 31, 1998, shareholders' equity at that date would have been as follows:

                                             AS REPORTED          PRO FORMA
                                             -----------          ---------

Common stock                                  $      11           $      11
Paid-in capital                                  35,164              36,088
Senior warrants                                   1,244               1,244
Series B Preferred Stock Warrants                 5,400               7,294
WorldCom stock options                            3,490               3,490
WorldCom phantom stock                              606                 606
Retained earnings (deficit)                      (5,698)            (21,585)
                                               --------            --------
                                               $ 40,217            $ 27,148
                                               ========            ========

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                   SCHEDULE II

                        Valuation and Qualifying Accounts

                   Years ended October 31, 1998, 1997 and 1996

                                         Balance                            Charged                           Balance At
                                           at                                  to                               End of
                                        Beginning       Acquisitions       Costs and        Deductions          Period
                                        of Period                           Expenses
Allowance for doubtful accounts:
October 31, 1998                           $686               $75              $782             $677              $866
October 31, 1997                            828               ---               160              302               686
October 31, 1996                            536                 2               746              456               828

Restructuinrg charges
October 31, 1998                            ---             2,227               ---            1,720               507
October 31, 1997                            ---               ---               ---              ---               ---
October 31, 1996                            ---               ---               ---              ---               ---

Reserves for litigation and claims
October 31, 1998                            ---             5,000               ---              986             4,014

Reserves for losses on uncompleted
contracts                                   ---            40,500               ---           15,110            25,390
October 31, 1998