Form 10-Q/A
period 1999-01-31
ABLE TELCOM HOLDING CORP
filed 2000-05-26
CIK 826411

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

                         COMMISSION FILE NUMBER 0-21986

                            ABLE TELCOM HOLDING CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         FLORIDA                     65-0013218
            (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

              1000 HOLCOMB WOODS PARKWAY
                      SUITE 440
                  ROSWELL, GEORGIA                      30076
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                                 (770) 993-1570
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                TABLE OF CONTENTS

Able Telcom Holding Corp. ("Registrant" or "Company") is amending its Form 10-Q filed on March 17, 1999 to (i) include the restated financial statements for the three months ended January 31, 1999. Refer to note 2 of this amended 10-Q and note 22 of the Company's Form 10-K for the year ended October 31, 1999, for an explanation of the adjustments made to the financial statements, and (ii) include certain additional disclosures in the notes to the quarterly financial statements.

                                                                                                   PAGE
                                                                                                  NUMBER

PART I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets as of January 31, 1999 (Unaudited)
                       and October 31, 1998...................................................       3

                     Condensed Consolidated Statements of Operations (Unaudited)
                      for the three months ended January 31, 1999 and 1998....................       4

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                      for the three months ended January 31, 1999 and 1998....................       5

                     Notes to Condensed Consolidated Financial Statements (Unaudited).........       6

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................      14

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk................      19

PART II.  OTHER INFORMATION

          Items 1, 2, 4 and 5 - Not Applicable

          Item 3.   Defaults Upon Senior Securities...........................................      20

          Item 6.   Exhibits and Reports on Form 8-K..........................................      22

SIGNATURES....................................................................................      28

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            JANUARY 31,       OCTOBER 31,
                                                                               1999             1998(1)
                                                                            -----------       -----------
ASSETS
Currents Assets:
  Cash and cash equivalents ............................................     $   6,670         $  13,544
  Accounts receivable, net .............................................        84,735            64,159
  Costs and profits in excess of billings on uncompleted contracts .....        66,083           105,478
  Network assets held for sale .........................................        25,975                --
  Prepaid expenses and other current assets ............................         4,536             2,641
                                                                             ---------         ---------
      Total current assets .............................................       187,999           185,822
Property and equipment, net ............................................        31,603            32,074
Other assets:
  Goodwill, net ........................................................        35,997            31,374
  Assets held for sale .................................................        12,775            38,750
  Other non-current assets .............................................         7,549             2,740
                                                                             ---------         ---------
      Total other assets ...............................................        56,321            72,864
                                                                             ---------         ---------
      Total assets .....................................................     $ 275,923         $ 290,760
                                                                             =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt ....................................     $  14,652         $  14,438
  Accounts payable and accrued liabilities..............................        51,631            61,229
  Accruals for incurred job costs.......................................        49,459            51,111
  Billings in excess of costs and profits on uncompleted contracts .....         5,587             6,328
  Reserves for losses on uncompleted contracts .........................        18,091            25,390
  Notes payable shareholders/directors..................................            --             1,182
  Stock appreciation rights payable.....................................         7,230                --
                                                                             ---------         ---------
      Total current liabilities ........................................       146,650           159,678
  Long-term debt, non-current portion ..................................        60,992            61,685
  Property tax payable, non-current portion.............................        16,104            15,118
  Other non-current liabilities ........................................         8,037             2,737
                                                                             ---------         ---------
      Total liabilities ................................................       231,783           239,218
Contingencies...........................................................
Convertible redeemable Series B preferred stock, $.10 par value, authorized 1,000,000 shares, 5,200 shares issued and 3,564
   outstanding .........................................................        11,233            11,325
Shareholders' Equity:
  Common stock, $.001 par value, authorized 25,000,000 shares;
   11,694,088 and 11,065,670 shares issued and outstanding,
   respectively ........................................................            11                11
   Additional paid-in capital ..........................................        36,842            35,164
   Senior Subordinated Note Warrants ...................................         1,244             1,244
   Series B Preferred Stock Warrants....................................         5,400             5,400
   WorldCom Stock Options ..............................................            --             3,490
   WorldCom Phantom Stock ..............................................           606               606
   Retained earnings (deficit) .........................................       (11,196)           (5,698)
                                                                             ---------         ---------
   Total shareholders' equity ..........................................        32,907            40,217
                                                                             ---------         ---------
      Total liabilities and shareholders' equity .......................     $ 275,923         $ 290,760
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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       FOR THE THREE MONTHS
                                                         ENDED JANUARY 31,
                                                      ---------------------
                                                        1999         1998
                                                      --------     --------
Revenues ........................................     $ 93,080     $ 22,268
Costs and expenses:
  Costs of revenues .............................       78,097       18,996
  General and administrative ....................        9,686        3,196
  Depreciation and amortization .................        2,776        1,240
                                                      --------     --------
    Total costs and expenses ....................       90,559       23,432
                                                      --------     --------
Income (loss) from operations ...................        2,521       (1,164)
Other expense, net:
    Interest expense                                    (2,478)        (276)
    Change in value of stock appreciation rights        (5,334)          --
    Other                                                   (3)         102
                                                      --------     --------
Income (loss) before income taxes and
  minority interest .............................       (5,294)      (1,338)
Provision (benefit) for income taxes ............          (50)        (522)
                                                      --------     --------
Income (loss) before minority interest ..........       (5,244)        (816)
Minority interest ...............................          (74)        (111)
                                                      --------     --------
Net income (loss) ...............................       (5,318)        (927)
Preferred stock dividends .......................          180           49
Beneficial conversion privilege of preferred
   stock ........................................           --          105
                                                      --------     --------
Income (loss) applicable to common stock ........     $ (5,498)    $ (1,081)
                                                      ========     ========
Income (loss) per common share:
  Basic .........................................     $   (.47)    $   (.12)
                                                      ========     ========
  Diluted .......................................     $   (.47)    $   (.12)
                                                      ========     ========

            See notes to condensed consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             FOR THE THREE MONTHS JANUARY 31,
                                                             --------------------------------
                                                                   1999          1998
                                                                 --------      --------
Cash used in operating activities ..........................     $ (5,900)     $   (514)

Investing Activities:

  Capital expenditures, net ................................         (291)       (3,076)
                                                                 --------      --------
  Net cash used in investing activities ....................         (291)       (3,076)
                                                                 --------      --------
Financing Activities:
  Repayments of long-term debt and other borrowings ........         (478)       (7,817)
  Proceeds from the issuance of long-term debt
    and other borrowings ...................................           --        10,419
  Net proceeds from (costs of) preferred stock offering ....          (92)         (949)
  Proceeds from the exercise of stock options ..............           82            63
  Dividends paid on preferred stock ........................         (262)          (50)
  Distributions to minority interests ......................          (28)         (160)
  Foreign currency translation adjustment...................          (42)           --
  Other ....................................................          137          (174)
                                                                 --------      --------
    Net cash provided by (used in) financing activities ....         (683)        1,332
                                                                 --------      --------
(Decrease) in cash and cash equivalents ....................       (6,874)       (2,258)
Cash and cash equivalents, beginning of period .............       13,544         6,230
                                                                 --------      --------
Cash and cash equivalents, end of period ...................     $  6,670      $  3,972
                                                                 ========      ========


Supplemental Disclosure:
Valuation of stock appreciation rights......................     $ (5,334)    $     --

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

                                                   As Reported              Adjustments             Adjusted
------------------------------------------------------------------------------------------------------------
Revenues                                               $91,777                  $ 1,303              $93,080
Operating income (loss)                                  5,363                   (2,842)               2,521
Net income (loss)                                         (581)                  (4,737)              (5,318)
Income (loss) applicable to common stock                  (761)                  (4,737)              (5,498)
Income (loss) applicable to common stock per share       (0.06)                   (0.41)               (0.47)

                                                                                                  Net Loss
                                                                                               Applicable to
                                                                            Net Loss            Common Stock
------------------------------------------------------------------------------------------------------------
Amounts previously reported                                                $   (581)                $  (761)
Adjustments:
        WorldCom SAR obligation (1)                                          (1,906)                 (1,906)
        Improperly deferred costs (2)                                          (763)                   (763)
        Costs improperly charged against reserves (3)                          (132)                   (132)
        Prior year accrual adjustment (4)                                      (957)                   (957)
        Tax effects of all adjustments                                         (118)                   (118)
        Other adjustments (5)                                                  (625)                   (625)
        Long-term service contracts adjustments (6)                            (236)                   (236)
------------------------------------------------------------------------------------------------------------
  Total adjustments                                                          (4,737)                 (4,737)
------------------------------------------------------------------------------------------------------------
Restated amounts                                                            $(5,318)                $(5,498)
------------------------------------------------------------------------------------------------------------

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

LONG-TERM SERVICE CONTRACTS

During the three months ended July 31, 1999, an accrual of $8.4 million was made with an offsetting increase to goodwill for projected losses on long-term service contracts assumed as part of the acquisition of MFSNT for operation and maintenance of fiber networks. The contracts extend for fifteen to twenty years. Performance under these agreements, which were predominately executed in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments. The appropriate accounting treatment for long-term service contracts of this nature is not clearly defined, particularly when the contracts have been assumed as part of a purchase business combination. However, based on the Company's ongoing discussions with the SEC, the Company believes the SEC does not believe accruals for future losses on these types of long-term service obligations are appropriate. The Company has also subsequently determined that the appropriate accounting for these obligations is to record any such losses in the periods in which the losses are incurred. The Company has restated its quarterly results for the first, second and third quarters of 1999 to reflect these losses as incurred and to reverse the additional $8.4 million accrued for these obligations. In March 2000, the SEC informed the Company that it would not object to the conclusion that such revised accounting is appropriate under generally accepted accounting principles.

3. ACQUISITION

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

On January 8, 1999, the Company and WorldCom agreed to convert the WorldCom Option to stock appreciation rights with similar terms and provisions, except that the stock appreciation rights provide for the payment of cash to WorldCom based upon the appreciation of the Company's common stock over a base price of $7.00 per share. The stock appreciation rights may revert back to the WorldCom Option if certain shareholder approvals are received. In connection with the establishment of the stock appreciation rights liability as of January 8, 1999, the intrinsic value was estimated to be approximately $1.9 million as compared to the previously estimated fair value of the option of $3.5 million. The difference of $1.6 million represents a reduction of paid-in capital. In addition, as of January 31, 1999, the intrinsic value of the stock appreciation rights liability has been estimated to be $7.2 million and a charge to income of $5.3 million has been reflected as a change in value of stock appreciation rights in the accompanying condensed consolidated statement of operations.


4.  ASSUMPTION OF COMSAT CONTRACTS

On February 25, 1998, Georgia Electric Company ("GEC") assumed obligations to complete 12 contracts (the 'COMSAT Contracts') with the Texas Department of Transportation from CRSI Acquisition, Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts were for the installation of intelligent traffic management systems and the design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, GEC received consideration from COMSAT of approximately $15.0 million and assumed existing payables of approximately $2.6 million.

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
      Cash                                                                             $  4,663
      Accounts receivable                                                                 3,754
      Equipment and other assets                                                          6,548
-----------------------------------------------------------------------------------------------
Subtotal                                                                                 14,965
Accounts payable assumed                                                                 (2,549)
-----------------------------------------------------------------------------------------------
Deferred revenue (net amount received from COMSAT to complete the contracts)           $(12,416)
-----------------------------------------------------------------------------------------------

The following is a summary of revenues and costs associated with the COMSAT contracts for the three months ended January 31, 1999 (amounts in thousands):

Billings on the COMSAT contracts (1)                                                   $  2,305
Deferred revenue recognized                                                               1,499
-----------------------------------------------------------------------------------------------
                                                                                          3,804
Direct contract costs                                                                     3,067
-----------------------------------------------------------------------------------------------
Gross margin from COMSAT contracts                                                     $    737
-----------------------------------------------------------------------------------------------

(1) Billings on the COMSAT contracts include approved change order revenues associated with these contracts but not anticipated when GEC assumed such contracts.


The revenues, cost of revenues and gross margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

5.      NETWORK ASSETS HELD FOR SALE:

Assets held for sale at October 31, 1998 (included in non-current other assets) and January 31, 1999 includes approximately $26.0 million of certain fiber optic conduit that was constructed by MFSNT prior to the MFSNT Acquisition (the "NYSTA Network).

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

The construction accounting was implemented with respect to the NYSTA Network as follows:

-- Total construction costs were estimated and accumulated in the job cost ledgers as incurred. Costs incurred were effectively charged to cost of construction and maintenance or left on the balance sheet as "costs and profits in excess of billings on uncompleted contracts" based on signed contracts from users.

-- The approach treated each new contract signed as a sale of partially completed "inventory." Some of the revenue would be recognized on signing based on the calculated percentage complete and a proportionate part of the "inventory" costs would be charged off. In this way, revenues from each new contract were effectively recognized on a progress to completion basis.

-- When it became apparent that total revenues to be received from sale of the inventory, as well as profits from separate installation agreements with the users, would be less than the costs to construct the conduit network, an estimated loss expected to be incurred to complete the project was accrued.

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

At the date of acquisition of MFSNT by the Company, negotiations were in process with a telecommunications company for purchase of nearly all of the remaining network capacity. In purchase accounting, the Company applied a similar conceptual "inventory" approach to the valuation of this asset. It was estimated that the user would pay a one-time, up-front fee of $34.5 million for the IRU's with respect to both the On-NYSTA and Off-NYSTA portions of the network. Of that amount it was estimated that approximately $8.5 million would be payable to NYSTA based on the revenue sharing arrangement. Consequently, the Company allocated $26.0 million of the purchase price to this asset.

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

With only two exceptions, user fees were paid in their entirety at or shortly after the time of execution of the user agreements. However, two of the user agreements provide for the fees to be paid in installments over twenty years. MFSNT had included these amounts in unbilled receivables (costs and profits in excess of billings) at their gross, undiscounted future amounts. Consequently, an adjustment was recorded by the Company to reallocate the purchase price to recognize a discount on these long-term receivables. The discounted (at 10%) present value of these long-term receivables was approximately $3.8 million at January 31, 1999. Interest income from amortization of the discount was less than $0.1 million for the quarter ended January 31, 1999.

While MFSNT and the Company have sold IRU's that constitute a significant portion of usable value of the network, MFSNT is still the legal owner and responsible for property taxes assessed on the network. Ownership of the On-NYSTA portion of the network automatically transfers to NYSTA after twenty years. Consistent with the concept of having sold the network, MFSNT accrued and expensed, prior to the acquisition, the estimated present value of future property taxes that would be payable over the twenty-year term of the agreements. The Company recorded this liability in purchase accounting at approximately $15.0 million, using a discount rate of 15%. Amortization of the discount is included in interest expense and amounted to approximately $0.6 million for the quarter ended January 31, 1999.

Prospective Accounting for Sales of IRU's: FIN 43 broadens the definition of real estate and will likely require that some or all elements of fiber optic networks (e.g., right-of-way and conduit) must now be defined as real estate and revenue recognition criteria for the sale or lease of IRU's will be provided by SFAS No. 66, "Accounting for Sales of Real Estate." SFAS 66 is a different accounting model and is likely to result in the deferral and amortization of both costs and revenues related to network assets that would have previously been accounted for as described above. Among other requirements, SFAS 66 requires title to transfer to the buyer for up-front revenue recognition to be appropriate. FIN 43 is effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Consequently, none of the transactions entered into by MFSNT prior to July 2, 1998, or any conduit sales closed by the Company before July 1999 are subject to those provisions. However, for transactions subsequent to June 30, 1999, the Company will be required to apply the guidance of FIN 43.

Much of the conceptual basis for the IRU accounting historically followed by MFSNT is that the arrangements for use of the conduit qualify for revenue recognition as sales-type leases under SFAS No. 13. No part of the transaction was viewed as a "real-estate" transaction, so the legal transfer of title to the "leased" assets was not considered determinative as to whether or not the transactions could be recorded as sales versus operating leases.

6.     INVESTMENT IN KANAS (HELD FOR SALE - OTHER ASSETS)

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

Kanas owns and is responsible for maintaining the Alyeska Network. While the Company does not participate in the day-to-day management of Kanas, Kanas had contracted with MFSNT to operate and maintain the Alyeska Network for 15 years. The term of the Kanas O&M agreement began in December 1998. Through January 31, 1999, service contract revenues have been insufficient to cover costs of performance and are not projected to be sufficient to do so for at least the foreseeable future.

As of January 31, 1999, the unaudited financial statements of Kanas reflected total assets, liabilities and net deficit of $88.2 million, $89.2 million and $1.0 million, respectively. The January 31, 1999, deficit includes $1.9 million of network depreciation.

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

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at January 31, 1999 was approximately $83.4 million.

7.      GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 20 years. A rollforward of goodwill from October 31, 1998, is as follows (amounts in thousands):


Net goodwill, at October 31, 1998                     $31,374
MFSNT (1)                                               5,042
Amortization                                             (419)
-------------------------------------------------------------
Net goodwill, at January 31, 1999                      35,997
-------------------------------------------------------------

Adjustments made to goodwill during the quarter ended January 31, 1999, related to:

(1) Goodwill was increased by approximately $5.0 million for adjustments to the MFSNT purchase price allocation.


8.     RESERVES FOR LOSSES ON UNCOMPLETED CONTRACTS

The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):


                               Network Services Group         Transportation Services Group             Total
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1998            $ 8,029                            $17,361                       $25,390
Amount utilized                       (1,231)                            (6,068)                       (7,299)
---------------------------------------------------------------------------------------------------------------
Balance, January 31, 1999            $ 6,798                            $11,293                       $18,091
---------------------------------------------------------------------------------------------------------------

9. BORROWINGS

During the three months ended January 31, 1999, the Company was in violation of the payment terms of its $10.0 million principal amount 12 percent Senior Subordinated Notes (the "Senior Notes"). These Senior Notes were purchased from the holders effective February 17, 1999. Refer to Note 13, "Subsequent Events."

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

KANAS GUARANTY AGREEMENT

In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom with respect to WorldCom's guarantee of the payment obligations of Kanas under its credit agreement. The aggregate commitment of the lenders under this agreement is $83.4 million, and the purpose of the Kanas Credit Agreement is to provide the funds necessary to complete the Alyeska Project.

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

11. SERIES B PREFERRED STOCK

During the three months ended January 31, 1999, the Company was in technical violation of certain provisions of its Series B Preferred Convertible Stock ("Series B Preferred Stock") issued in June 1998. Such default resulted from the Company's failure to have a registration statement registering the common stock underlying the Series B Preferred Stock and certain related warrants declared effective by December 27, 1998. Such default gave the holders of the Series B Preferred Stock the option to require the Company to redeem their securities at premium prices. During the quarter ended January 31, 1999, the holders of the Series B Preferred Stock notified the Company of their intent to exercise such redemption right; however, such notice has been withdrawn. In February 1999, approximately 78 percent of the Series B Preferred Stock was purchased from the original holders and, in connection with such purchase, the Company was given until May 18, 1999 to effect the registration described above. Refer to Note 13, "Subsequent Events."

12.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128, EARNINGS PER SHARE (dollars, in thousands):

                                                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                                     --------------------------------------
                                                              1999            1998
                                                          -----------     -----------
Basic:
      Loss applicable to common stockholders
         (numerator) ................................     $    (5,498)    $    (1,081)
      Weighted-average number of common shares
        (denominator)(1).............................      11,694,088       8,759,300
      (Loss) per common share .......................     $      (.47)    $      (.12)
Diluted:
      (Loss) applicable to common stockholders
         (numerator) ................................     $    (5,498)    $    (1,081)
      Weighted-average number of common shares
        (denominator) ...............................      11,694,088       8,759,300
      Common stock equivalents arising from stock
        options, warrants and convertible preferred
        stock .......................................       2,809,081          66,062
      Total shares (denominator) ....................      14,503,169       8,825,362
      Loss per common share-diluted (2) .............     $      (.47)    $      (.12)

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

13.   SUBSEQUENT EVENTS


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

PRO FORMA EFFECT ON SHAREHOLDERS' EQUITY

Had the above transactions occurred during the three months ended January 31, 1999 shareholders' equity at that date would have been as follows:

                             AS REPORTED                  PRO FORMA
                             -----------                  ---------
Common stock.............      $    11                    $     11
Paid-in capital..........       36,842                      37,766
Senior warrants..........        1,244                       1,244
Series B Preferred Stock
 Warrants................        5,400                       7,294
WorldCom phantom stock...          606                         606
Retained earnings
 (deficit)...............      (11,196)                    (27,083)
                               -------                    --------
                               $32,907                    $ 19,838
                               =======                    ========

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected elements of the Company's condensed statements of operations as a percentage of its revenues:

                                          FOR THE THREE MONTHS ENDED JANUARY 31,
                                          --------------------------------------
                                            1999                         1998
                                            ----                         ----
      Revenues                             100.0%                       100.0%
      Cost of revenues                      83.9%                        85.3%
      General and administrative expenses   10.4%                        14.4%
      Depreciation and amortization          3.0%                         5.6%
      Income (loss) from operations          2.7%                        (5.3)%
      Other expense, net                     8.4%                         1.1%
      Net income (loss)                     (5.7)%                       (4.2)%

REVENUES: For the quarter ended January 31, 1999, revenues increased $70.8 million over the same period in the prior year from $22.3 million to $93.1 million. These increases in revenue are due primarily to growth of the Company's operations through the acquisition of MFSNT in the third quarter of fiscal 1998, the acquisition of certain contracts from COMSAT RSI JEFA Wireless Systems ("COMSAT") and the acquisition of Patton Management Corporation ("Patton") in the second quarter of fiscal 1998, as well as increased demands for services in the traffic management and telecommunications industry. For the three months ended January 31, 1999, MFSNT generated revenues of $60.2 million.

COST OF REVENUES: As a percentage of revenues, cost of revenues decreased from 85.3% to 83.9% for the three months ended January 31, 1999, compared to the same period in the prior year. The decreases are due to increased revenues related to the acquisitions of MFSNT and COMSAT resulting in slightly higher margins. For the three months ended January 31, 1999, MFSNT represented 65 percent of the Company's cost of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased $6.5 million, from $3.2 million to $9.7 million, for the three months ended January 31, 1999 compared to the same period in the previous year. These increases are primarily due to the overall increase in the management structure to support the Company's increased revenues. For the three months ended
January 31, 1999, general and administrative expense attributable to MFSNT was $3.9 million.

DEPRECIATION AND AMORTIZATION: As a percentage of revenues, depreciation and amortization expense decreased from 5.6% to 3.0% for the three months ended January 31, 1999 as compared to the same period in the prior year. This decrease, as a percentage of revenue, is due to the significant increase in revenues which did not require the same percentage increase in capital assets to support the operations of the Company. For the three months ended January 31, 1999, MFSNT represented 14 percent of the Company's depreciation and amortization expense.

INCOME (LOSS) FROM OPERATIONS: For the quarter ended January 31, 1999 income from operations for the Company was $2.5 million compared to loss of $(1.2) million in the quarter ended January 31, 1998.

OTHER EXPENSE NET: Other expense, net increased by $8.0 million to $7.8 million for the three month period ended January 31, 1999 as compared to other income, net of $0.2 million for the comparable period in 1998. This increase is due to increased interest cost relating to the acquisition of MFSNT and the Senior Notes issued in January 1998 in the amount of $2.5 million and changes in value of stock appreciation rights (SAR's) in connection with the purchase of MFSNT in the amount of $5.3 million. The SAR's are not exercisable until the earlier of June 1, 1999 or one business day after the date upon which the potential issuance of Common Stock under the MFSNT purchase agreement is voted upon by the shareholders of Able. The amount reflected as the charge to the statement of operations is based on a determination of the change in the intrinsic value of the SAR's during the quarter. This value will be increased or decreased based on the intrinsic value of the SAR's utilizing the price of the Company's stock at each reporting date until the stock appreciation rights are converted to options or exercised by the holder.

NET INCOME (LOSS): Net loss for the three months ended January 31, 1999 increased $(4.4) million from $(0.9) million in 1998 to $(5.3) million in 1999 for the reasons described above.

INCOME (LOSS) APPLICABLE TO COMMON STOCK: Loss applicable to common stock was $(5.5) million for the three months ending January 31, 1999 as compared to $(1.1) million for the three months ended January 31, 1998, respectively. On a diluted basis, income per share was $(.47) per share for the three months ended January 31, 1999 as compared to $(.12) per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6.7 million at January 31, 1999 compared to $13.5 million at October 31, 1998.

Cash used in operating activities of $(5.9) million during the three months ended January 31, 1999, is due primarily to a net loss of $5.3 million, increases in accounts receivable of $20.6 million, decreases in accounts payable and accrued liabilities of $9.6 million and $7.3 million in reserves for losses on uncompleted contracts, offset by decreases in costs and profits in excess of billings on uncompleted contracts of $28.8 million, depreciation of $2.8 million and changes in the value of stock appreciation rights of $5.3 million.

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

                                                       EXPECTED MATURITY
                                   -----------------------------------------------------------------------
                                     1999       2000         2001       2002        2003        THEREAFTER
                                   -----------------------------------------------------------------------

Fixed rate debt                    $14,868    $18,225     $  1,021     $  935      $  872        $19,939

Average interest rate                12.40%     13.00%       13.64%     13.61%      13.57%         13.54%

Variable rate debt                 $    --    $    --     $ 35,000     $   --      $   --        $    --
Average interest rate                   --%        --%        7.69%        --%         --%            --%

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


EXHIBIT
NO.               DESCRIPTION
                  ------------

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

  10.42           11.5% Non-Recourse Promissory Note between Cotton
                  Communications, Inc. and Able Telcom Holding Corp. dated
                  February 17, 1999 (12)

  10.43           Stock Pledge Agreement between Able Telcom Holding Corp. and
                  Cotton Communications, Inc. dated February 17, 1999 (12)

  11              Computation of Per Share Earnings (7)

  16.1            Letter regarding change in certifying accountants (15)

  21              Subsidiaries of Able Telcom Holding Corp. (13)

  27              Financial Data Schedule (for SEC use only)

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

                            ABLE TELCOM HOLDING CORP.

May 26, 2000               By:  /S/     BILLY V. RAY, JR.
                                -----------------------------------
                                        BILLY V. RAY, JR.
                                      Chief Executive Officer

                                  EXHIBIT INDEX



27                Restated Financial Data Schedule