Form 10-Q/A
period 1999-04-30
ABLE TELCOM HOLDING CORP
filed 2000-05-26
CIK 826411

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

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

                         COMMISSION FILE NUMBER 0-21986

                            ABLE TELCOM HOLDING CORP.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             FLORIDA                                   65-0013218
   ------------------------------                  ------------------
  (STATE OF OTHER JURISDICTION OF                    (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

       1000 HOLCOMB WOODS PARKWAY
                SUITE 440
            ROSWELL, GEORGIA                              30076
 --------------------------------------                 ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (770) 993-1570
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                TABLE OF CONTENTS

Able Telcom Holding Corp. ("Registrant" or "Company") is amending its Form 10-Q filed on June 14, 1999 to (i) include the restated financial statements for the three and six months ended April 30, 1999. Refer to note 2 of this amended 10-Q and note 22 of the Company's Form 10-K for the year ended October 31, 1999, for an explanation of the adjustments made to the financial statements, and (ii) include certain additional disclosures in the notes to the quarterly financial statements.

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

             Condensed Consolidated Statements of Cash Flows (Unaudited)
               for the six months ended April 30, 1999 and 1998............... 5

             Notes to Condensed Consolidated Financial Statements (Unaudited). 6

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................... 14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 23

PART II. OTHER INFORMATION

     Items 1, 4 and 5 - Not Applicable

     Item 2. Changes in Securities and Use of Proceeds....................... 23

     Item 3. Defaults Upon Senior Securities................................. 25

     Item 6. Exhibits and Reports on Form 8-K................................ 26

SIGNATURES................................................................... 33

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     APRIL 30,      OCTOBER 31,
                                                                                       1999           1998(1)
                                                                                    -----------     -----------
                                                                                    (Unaudited)
ASSETS
Currents Assets:
   Cash and cash equivalents .................................................      $  30,502       $  13,544
   Accounts receivable, net ..................................................         79,589          64,159
   Costs and profits in excess of billings on uncompleted contracts ..........         58,819         105,478
   Prepaid expenses and other current assets .................................            971           2,641
                                                                                    ---------       ---------
        Total current assets .................................................        169,881         185,822
                                                                                    ---------       ---------
Property and equipment, net ..................................................         29,129          32,074
                                                                                    ---------       ---------
Other assets:
   Goodwill, net .............................................................         38,022          31,374
   Assets held for sale ......................................................         12,750          38,750
   Other non-current assets ..................................................         23,086           2,740
                                                                                    ---------       ---------
        Total other assets ...................................................         73,858          72,864
                                                                                    ---------       ---------
        Total assets .........................................................      $ 272,868       $ 290,760
                                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt .........................................      $     678       $  14,438
   Accounts payable and accrued liabilities ..................................         54,253          61,229
   Accruals for incurred job costs ...........................................         44,280          51,111
   Billings in excess of costs and profits on uncompleted contracts ..........          7,726           6,328
   Reserves for losses on uncompleted contracts ..............................         17,655          25,390
   Notes payable shareholders/directors ......................................             --           1,182
   Stock appreciation rights payable .........................................             --              --
                                                                                    ---------       ---------
        Total current liabilities ............................................        124,592         159,678
   Long-term debt, non-current portion .......................................         65,789          61,685
   Advances from WorldCom ....................................................         32,000              --
   Property tax payable, non-current portion .................................         14,287          15,118
   Other non-current liabilities .............................................          6,528           2,737
                                                                                    ---------       ---------
        Total liabilities ....................................................        243,196         239,218
Contingencies ................................................................
Series B Preferred Stock, $.10 par value; aggregate liquidation value of
     $3,895,000 and $17,820,000; 4,000 shares authorized;
     779 and 3,564 shares issued and outstanding .............................          2,385          11,325
Shareholders' Equity:
   Common stock, $.001 par value, authorized 25,000,000 shares; 11,756,593 and
    11,065,670 shares issued and outstanding,
    respectively .............................................................             12              11
   Additional paid-in capital ................................................         43,633          35,164
   Senior Note Warrants ......................................................          1,244           1,244
   Series B Preferred Stock Warrants .........................................          7,294           5,400
   WorldCom Stock Options ....................................................             --           3,490
   WorldCom Phantom Stock ....................................................            606             606
   Retained earnings (deficit) ...............................................        (25,502)         (5,698)
                                                                                    ---------       ---------
    Total shareholders' equity ...............................................         27,287          40,217
                                                                                    ---------       ---------
        Total liabilities and shareholders' equity ...........................      $ 272,868       $ 290,760
                                                                                    =========       =========

----------------------
(1) The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                      ENDED APRIL 30,                     ENDED APRIL 30,
                                                              ----------------------------       ------------------------------
                                                                   1999            1998              1999              1998
                                                              ------------     -----------       ------------       -----------
Revenue:
  Construction and maintenance ...........................    $     88,008     $    34,552       $    181,088       $    56,820
  Conduit ................................................          35,721              --             35,721                --
                                                              ------------     -----------       ------------       -----------
           Total revenue .................................         123,729          34,552            216,809            56,820
Costs and expenses:
      Construction and maintenance .......................          77,560          24,612            155,656            43,607
      Costs of conduit ...................................          34,673              --             34,673                --
      General and administrative expense .................           8,681           6,169             18,367             9,365
      Impairment of intangible assets ....................           2,465              --              2,465                --
      Depreciation and amortization expense ..............           3,207           1,591              5,984             2,832
                                                              ------------     -----------       ------------       -----------
          Total costs and expenses........................         126,586          32,372            217,145            55,804
                                                              ------------     -----------       ------------       -----------

Income (loss) from operations ............................          (2,857)          2,180              (336)             1,016
                                                              ------------     -----------       ------------       -----------
Other income (expense):
          Interest expense ...............................          (2,210)           (276)            (4,688)             (788)
          Change in value of stock appreciation rights ...           7,230              --              1,896               --
          Other ..........................................            (551)           (179)              (554)              159
                                                               -----------     -----------        -----------       ------------
          Total other income (expense)....................           4,469            (455)            (3,346)             (629)

Income (loss) before income taxes, minority interest
  and extraordinary item .................................           1,612           1,725             (3,682)              387
Provision for (benefit from) income taxes ................              15             673                (35)              151
                                                              ------------     -----------       ------------       -----------
Income (loss) before minority interest and
  extraordinary item......................................           1,597           1,052             (3,647)              236
Minority interest ........................................             125             185                199               296
                                                              ------------     -----------       ------------       -----------
Income (loss) before extraordinary item...................           1,472             867             (3,846)              (60)
Extraordinary loss on the early extinguishment
  of debt, net of tax of zero.. ..........................           3,067              --              3,067                --
                                                              ------------     -----------       ------------       -----------
Net income (loss) ........................................          (1,595)            867             (6,913)              (60)
Preferred stock dividends ................................             (64)            (29)              (244)              (78)
Redemption of 2,785 shares of Series B Preferred Stock ...          (4,323)             --             (4,323)               --
Modification of exercise price of
  Series B Preferred Stock Warrants.......................          (1,894)             --             (1,894)               --
Modification of conversion price of
  Series B Preferred Stock................................          (6,430)             --             (6,430)             (105)
                                                              ------------     -----------       ------------       -----------
Income (loss) applicable to common stock .................    $    (14,306)    $       838       $    (19,804)      $      (243)
                                                              ============     ===========       ============       ===========

Weighted average shares outstanding:
     Basic ...............................................      11,717,244       9,480,335         11,709,839         9,192,508
     Diluted .............................................      11,717,244       9,588,747         11,709,839         9,192,508
Income (loss) per share:
     Basic:
       Income (loss) applicable to common stock before
         extraordinary item ..............................    $      (0.96)     $      0.09       $     (1.43)      $     (0.03)
       Extraordinary loss on the early extinguishment
         of debt, net of tax of zero......................           (0.26)             --              (0.26)               --
       Income (loss) applicable to common stock ..........           (1.22)           0.09              (1.69)            (0.03)
     Diluted:
       Income (loss) applicable to common stock before
         extraordinary item ..............................    $      (0.96)    $      0.09       $      (1.43)      $     (0.03)
       Extraordinary loss on the early extinguishment
         of debt, net of tax of zero......................           (0.26)             --              (0.26)               --
       Income (loss) applicable to common stock ..........           (1.22)           0.09              (1.69)            (0.03)



            See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           FOR THE SIX MONTHS
                                                                                             ENDED APRIL 30,
                                                                                           1999          1998
                                                                                         --------      --------
Cash provided by operating activities ..........................................         $ 17,645      $  2,362

Investing Activities:
   Capital expenditures, net ...................................................           (1,646)       (7,033)
   Acquisition of businesses (net of cash acquired of $4,351 in 1998) ..........               --           320
                                                                                         --------      --------
   Net cash used in investing activities .......................................           (1,646)       (6,713)
                                                                                         --------      --------
Financing Activities:
   Repayments of long-term debt and other borrowings ...........................          (31,232)      (26,021)
   Proceeds from the issuance of long-term debt
      and other borrowings .....................................................           32,163        30,194
   Net proceeds from preferred stock offering ..................................              (92)           --
   Proceeds from the exercise of stock options .................................              330           183
   Dividends paid on preferred stock ...........................................             (244)         (183)
   Distributions to minority interests .........................................             (110)           --
   Foreign currency translation adjustment .....................................              138            --
   Other .......................................................................                6             2
                                                                                         --------      --------
      Net cash provided by financing activities ................................              959         4,175
                                                                                         --------      --------
Increase in cash and cash equivalents ..........................................           16,958          (176)
Cash and cash equivalents, beginning of period .................................           13,544         6,230
                                                                                         --------      --------
Cash and cash equivalents, end of period .......................................         $ 30,502      $  6,054
                                                                                         ========      ========
Supplemental Disclosure:
Valuation of detachable warrants ...............................................         $     --      $  1,244
Valuation of stock appreciation rights .........................................            1,896            --
Common stock issued in accordance with GEC earnout provisions ..................            4,595         1,278
Common stock issued in exchange for note payable to director ...................              828            --
Modification of conversion price of Series B Preferred Stock ...................            6,430           105
Modification of exercise price of Series B Preferred Stock Warrants ............            1,894            --
Compensation recognized on deferred compensation plans .........................              710            --

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

2. QUARTERLY FINANCIAL DATA

The quarterly unaudited amounts for the three months ended April 30, 1999, have been adjusted from amounts previously reported by the Company in its quarterly filings with the Securities and Exchange Commission. The adjustments relate to accounting errors discovered subsequent to October 31, 1999. Their nature and effects on the results of operations for the quarterly period ended April 30, 1999, are summarized below (in thousands, except per share data):

                                                           As Reported     Adjustments     Adjusted
---------------------------------------------------------------------------------------------------
Revenues                                                   $124,481        $   752         $123,729
Operating income (loss)                                         536         (3,393)          (2,857)
Net income (loss)                                                41         (1,636)          (1,595)
Income (loss) applicable to common stock                    (15,151)           845          (14,306)
Income (loss) applicable to common stock per share            (1.29)          0.07            (1.22)

                                                                                          Net Loss
                                                                                        Applicable to
                                                                  Net Income (Loss)     Common Stock
-----------------------------------------------------------------------------------------------------
Amounts previously reported                                       $    41               $(15,151)
Adjustments:
         WorldCom SAR obligation (1)                                  821                    821
         Improperly deferred costs (2)                             (2,382)                (2,382)
         Costs improperly charged against reserves (3)                623                    623
         Equipment impairment loss (4)                             (1,146)                (1,146)
         Tax effects of all adjustments (5)                           807                    807
         Series B redemption and modification (6)                      --                  2,481
         Other adjustments (7)                                        (18)                   (18)
         Long-term service contracts adjustments (8)                 (341)                  (341)
-----------------------------------------------------------------------------------------------------
  Total adjustments                                                (1,636)                   845
-----------------------------------------------------------------------------------------------------
Restated amounts                                                  $(1,595)              $(14,306)
-----------------------------------------------------------------------------------------------------

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

(4) An impairment loss for certain equipment for one of the Company's subsidiaries should have been recognized in the second quarter.

(5) The tax provision for all quarters has been restated, including reversal of approximately $1.2 million tax benefit originally offset against the extraordinary loss on the early extinguishment of debt.

(6) The February 1999 redemption of Series B Preferred Stock and the modification of the terms of the then remaining Series B shares was not correctly determined.

(7) Other adjustments made as a result of the year-end audit affected the previously reported quarterly amounts as shown.

(8) These adjustments recognize losses on long-term service contracts as incurred as discussed more fully in the following paragraph.

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

In connection with the establishment of the stock appreciation rights liability as of January 8, 1999, the intrinsic value was estimated to be approximately $1.9 million as compared to the previously estimated fair value of the WorldCom Option. The difference of $1.6 million represents a reduction of paid-in capital. The exercise period for the SARs granted commences on the earlier of:
(i) one (1) business day after the date upon which the potential issuance of common stock is voted on by the shareholders of the Company, and (ii) July 1, 1999, and ending on January 2, 2002. As of April 30, 1999, the intrinsic value of the stock appreciation rights liability has been estimated to be zero and a credit to income of $7.2 million and $1.9 million has been reflected as a change in value of SARs in the three and six months ended April 30, 1999, respectively, in the accompanying condensed consolidated statements of operations.

4.      ASSUMPTION OF COMSAT CONTRACTS

On February 25, 1998, Georgia Electric Company ("GEC") assumed obligations to complete 12 contracts (the "COMSAT Contracts") with the Texas Department of Transportation from CRSI Acquisition, Inc., a subsidiary of COMSAT Corporation ("COMSAT"). The COMSAT Contracts were for the installation of intelligent traffic management systems and the design and construction of wireless communication networks. In exchange for assuming the obligations to perform under the COMSAT Contracts, GEC received consideration from COMSAT of approximately $15.0 million and assumed existing payables of approximately $2.6 million.

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                                               $  4,663
     Accounts receivable                                                                   3,754
     Equipment and other assets                                                            6,548
------------------------------------------------------------------------------------------------
Subtotal                                                                                  14,965
Accounts payable assumed                                                                  (2,549)
------------------------------------------------------------------------------------------------
Deferred revenue (net amount received from COMSAT to complete the contracts)            $(12,416)
------------------------------------------------------------------------------------------------

The following is a summary of revenues and costs associated with the COMSAT contracts for the three and six months ended April 30, 1999 (amounts in thousands):

                                                                                        Three                      Six
                                                                                        Months                    Months
                                                                                        ------                    ------
Billings on the COMSAT contracts (1)                                                    3,251                     5,556
Deferred revenue recognized                                                             1,032                     2,531
-----------------------------------------------------------------------------------------------------------------------
                                                                                        4,283                     8,087
Direct contracts costs                                                                  2,048                     5,115
-----------------------------------------------------------------------------------------------------------------------
Gross margin from COMSAT contracts                                                      2,235                     2,972
-----------------------------------------------------------------------------------------------------------------------

(1) Billings on the COMSAT contracts include approved change order revenues associated with these contracts but not anticipated when GEC assumed such contracts.

The revenues, cost of revenues and gross margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

5.      ASSETS HELD FOR SALE

During the three months ended April 30, 1999, the Company finalized the sale of conduit inventory, which had previously been reported as held for sale and runs from Ohio to New York generating gross revenues of $35.7 million and net cash proceeds of $27.0 million.

Assets held for sale at October 31, 1998, included approximately $26.0 million of certain fiber optic conduit that was constructed by MFSNT prior to the MFSNT Acquisition (the "NYSTA Network") and sold during the quarter ended April 30, 1999.

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

The construction accounting was implemented with respect to the NYSTA Network as follows:

- Total construction costs were estimated and accumulated in the job cost ledgers as incurred. Costs incurred were effectively charged to cost of construction and maintenance or left on the balance sheet as "costs and profits in excess of billings on uncompleted contracts" based on signed contracts from users.

- The approach treated each new contract signed as a sale of partially completed "inventory." Some of the revenue would be recognized on signing based on the calculated percentage complete and a proportionate part of the "inventory" costs would be charged off. In this way, revenues from each new contract were effectively recognized on a progress to completion basis.

- When it became apparent that total revenues to be received from sale of the inventory, as well as profits from separate installation agreements with the users, would be less than the costs to construct the conduit network, an estimated loss expected to be incurred to complete the project was accrued.

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

The agreement with NYSTA also provides for sharing of "profits" experienced by MFSNT in excess of certain specified percentages of related costs with respect to fiber and equipment installation contracts for the "On-NYSTA" system separately entered into by MFSNT with the users. Disputes have arisen between MFSNT and NYSTA with respect to sharing of revenues from a specific installation contract. Upon closing the April 1999 sale of the remaining conduit inventory, a Partial Release and Settlement Agreement was made with NYSTA. From those proceeds, $6.8 million was placed into escrow until NYSTA's rights to share in revenues equal to twice that amount can be decided through arbitration or otherwise settled. The escrowed funds are included in other non-current assets as of April 30, 1999.

With only two exceptions, user fees were paid in their entirety at or shortly after the time of execution of the user agreements. However, two of the user agreements provide for the fees to be paid in installments over twenty years. MFSNT had included these amounts in unbilled receivables (costs and profits in excess of billings) at their gross, undiscounted future amounts. Consequently, an adjustment was recorded by the Company to reallocate the purchase price to recognize a discount on these long-term receivables. The discounted (at 10%) present value of these long-term receivables was approximately $3.9 million at April 30, 1999. Interest income from amortization of the discount was approximately $0.1 million for the six months ended April 30, 1999.

While MFSNT and the Company have sold IRU's that constitute virtually all the usable value of the network, MFSNT is still the legal owner and responsible for property taxes assessed on the network. Ownership of the On-NYSTA portion of the network automatically transfers to NYSTA after twenty years. Consistent with the concept of having sold the network, MFSNT accrued and expensed, prior to the acquisition, the estimated present value of future property taxes that would be payable over the twenty-year term of the agreements. The Company recorded this liability in purchase accounting at approximately $15.0 million, using a discount rate of 15%. Amortization of the discount is included in interest expense and amounted to $0.5 million and $1.1 million for the three months and six months ended April 30, 1999.

Prospective Accounting for Sales of IRU's : FIN 43 broadens the definition of real estate and will likely require that some or all elements of fiber optic networks (e.g., right-of-way and conduit) must now be defined as real estate and revenue recognition criteria for the sale or lease of IRU's will be provided by SFAS No. 66, "Accounting for Sales of Real Estate." SFAS 66 is a different accounting model and is likely to result in the deferral and amortization of both costs and revenues related to network assets that would have previously been accounted for as described above. Among other requirements, SFAS 66 requires title to transfer to the buyer for up-front revenue recognition to be appropriate. FIN 43 is effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Consequently, none of the transactions entered into by MFSNT prior to July 2, 1998, or the conduit sale closed by the Company in April 1999 are subject to those provisions. However, for transactions subsequent to June 30, 1999, the Company will be required to apply the guidance of FIN 43.

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

Kanas owns and is responsible for maintaining the Alyeska Network. While the Company does not participate in the day-to-day management of Kanas, Kanas had contracted with MFSNT to operate and maintain the Alyeska Network for 15 years. The term of the Kanas O&M agreement began in December 1998. Through April 30, 1999, service contract revenues have been insufficient to cover costs of performance and are not projected to be sufficient to do so for at least the foreseeable future.

As of April 30, 1999, the unaudited financial statements of Kanas reflected total assets, liabilities and net deficit of $86.0 million, $90.9 million and $4.9 million, respectively. The April 30, 1999, deficit includes $4.2 million of network depreciation.

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

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at April 30, 1999 was approximately $83.4 million.

7.      GOODWILL:

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 20 years. A rollforward of goodwill from January 31, 1999, is as follows (amounts in thousands):

Net goodwill, at January 31, 1999                              $35,997
Dial Communications, Inc. ("Dial")(1)                           (1,319)
MFSNT (2)                                                        3,763
Amortization                                                      (419)
-----------------------------------------------------------------------
Net goodwill, at April 30, 1999                                $38,022
-----------------------------------------------------------------------

Adjustments made to goodwill during the quarter ended April 30, 1999, related to:

(1) The Company terminated the operation of Dial and wrote-off the related goodwill.

(2) Goodwill was increased by approximately $3.8 million for adjustments to the MFSNT purchase price allocation.

Amortization expense was $0.4 million and $0.8 million for the three and six months ended April 30, 1999, respectively.

8.      IMPAIRMENT OF INTANGIBLE ASSETS

As part of the integration of MFSNT into the Company, management has undertaken a consolidation and realignment of all subsidiaries into operational divisions, both to achieve operational synergies and to close unprofitable operations. As a result of significant turnover and the deterioration of underlying contracts, the Company closed Dial during the three months ended April 30, 1999. For the three and six months ended April 30, 1999 Dial had contract margins of $(2.7) million and $(2.9) million, respectively, and losses before income taxes of $(5.9) million and $(6.6) million, respectively, which included a $1.3 million reduction of goodwill. In addition, the Company wrote-off $1.2 million of equipment during the quarter ended April 30, 1999.

9.      RESERVES FOR LOSSES ON UNCOMPLETED CONTRACTS

The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):

                                                     Transportation Services
                           Network Services Group             Group               Total
-----------------------------------------------------------------------------------------
Balance, October 31, 1998        $ 8,029                    $17,361               $25,390
Amount utilized                   (1,231)                    (6,068)               (7,299)
-----------------------------------------------------------------------------------------
Balance, January 31, 1999        $ 6,798                    $11,293               $18,091
-----------------------------------------------------------------------------------------
Additions                             --                     1,858                  1,858
Amount Utilized                   (1,250)                   (1,044)                (2,294)
-----------------------------------------------------------------------------------------
Balance, April 30, 1999          $ 5,548                    $12,107               $17,655
-----------------------------------------------------------------------------------------

10.      BORROWINGS

In February 1999, WorldCom advanced the Company $32.0 million, against amounts otherwise payable pursuant to the WorldCom Master Services Agreement, for purposes of facilitating the purchase of 2,785 shares, or approximately 78% of the Series B Preferred Stock, as defined below, and the purchase of the outstanding $10.0 million principal amount of Senior Notes, defined below (the "WorldCom Advance"). The purchase of the Senior Notes resulted in an extraordinary loss on the early extinguishment of debt of $3.1 million.

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

During the three months ended April 30, 1999, the maturity date in the Company's Credit Facility was amended to November 1, 2000 and certain minimum ratios were also amended. The Company was in compliance, or has received waivers for non-compliance, with all provisions of the Credit Facility at April 30, 1999.

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

12.      SERIES B PREFERRED STOCK

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

In connection with the purchase of the 78% of the Series B Preferred Stock, the Company agreed to certain modifications in the conversion price of the related warrants. The terms of the existing Series B Preferred Stock conversion price for the remaining shares were modified from 97% of market value, as defined in the agreements, to a fixed amount of approximately $3.50 per share for the remaining 779 shares. The conversion price of (i) warrants to purchase a total of 370,000 shares of the Company's common stock was reduced to $13.25 per share and (ii) warrants to purchase a total of 630,000 shares of common stock was reduced to $13.50 per share.

On May 7, 1999, the warrants to purchase the 630,000 shares of common stock were purchased by the Company for $3.00 per share.

The purchase of 78% of the Series B Preferred Stock, the modification of the conversion price of the remaining Series B Preferred Stock and the modification of the Series B Preferred Stock Warrants resulted in charges to income applicable to common stock during the three months ended April 30, 1999 of $12.6 million.

In addition, during the second quarter ended April 30, 1999, the Company was and continues to be in default on the Series B Preferred Stock for the nonpayment of dividends related to the remaining 22% (or 779 shares) of shares of Series B Preferred Stock.

13.      STOCKHOLDERS EQUITY

During the three months ended April 30, 1999:

- The Company issued 628,398 shares of its common stock to the former owners of GEC in settlement of additional purchase price earned and accrued during fiscal 1998.

- The Company issued 115,286 shares of its common stock to a director of the Company in full settlement of amounts due this director and previously reported as "Notes Payable to Directors."

14.       EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128, EARNINGS PER SHARE (dollars, in thousands):

                                                                  FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                     ENDED APRIL 30,                     ENDED APRIL 30,
                                                                   1999            1998              1999               1998
                                                              -------------    ------------      ------------       -------------
Basic:

   Income (loss) available to common
     stockholders (numerator) ............................    $    (14,306)    $        838      $    (19,804)      $       (243)
   Weighted-average number of
     common shares (denominator) .........................      11,717,244        9,480,335        11,709,839          9,192,508
    Income (loss) per common share .......................    $      (1.22)    $       0.09      $      (1.69)      $      (0.03)

Diluted:
   Income (loss) available to common
     stockholders (numerator) ............................    $    (14,306)    $        838      $    (19,804)      $       (243)
   Weighted-average number of common shares ..............      11,717,244        9,480,335        11,709,839          9,192,508
   Common stock equivalents arising
     from stock options, warrants and
     convertible preferred stock .........................       1,248,647          108,412         2,138,826             79,156
   Total shares (denominator) ............................      12,965,891        9,588,747        13,848,665          9,271,665
   Income (loss) per common share(1) .....................    $      (1.22)    $       0.09      $      (1.69)      $      (0.03)

-------------------------

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected elements of the Company's condensed statements of operations as a percentage of its revenues:

                                                        For the Three Months    For the Six Months
                                                           Ended April 30,        Ended April 30,
                                                        --------------------    ------------------
                                                          1999        1998       1999        1998
                                                         -----       -----       -----       -----
Revenues:
  Construction and maintenance                            71.1%     100.0%       83.5%      100.0%
  Conduit sales                                           28.9%       0.0%       16.5%        0.0%
                                                         -----       -----       -----       -----
    Total revenues                                       100.0%     100.0%      100.0%      100.0%

Costs and expenses:
  Construction and maintenance costs                      62.7%      71.2%       71.8%       76.7%
  Costs of conduit                                        28.0%       0.0%       16.0%        0.0%
  General and administrative                               7.0%      17.9%        8.5%       16.5%
  Impairment on intangible assets                          2.0%       0.0%        1.1%        0.0%
  Depreciation and amortization                            2.6%       4.6%        2.8%        5.0%
                                                         -----       -----       -----       -----

    Total costs and expenses                             102.3%      93.7%      100.2%       98.2%

Income (loss) from operations                             (2.3)%      6.3%       (0.2)%       1.8%

Other income (expense), including minority interest        3.5%      (0.8)%      (1.6)%      (0.6)%

Provision for income taxes                                 0.0%       1.9%        0.0%        0.3%

Extraordinary loss from the extinguishment of debt,
  net of tax                                              (2.5)%      0.0%       (1.4)%       0.0%

Net income (loss)                                         (1.3)%      2.5%       (3.2)%      (0.1)%

Income (loss) applicable to common stock                 (11.6)%      2.4%       (9.1)%      (0.4)%

REVENUES

Construction and Maintenance - Construction and maintenance revenues were $88.0 million and $181.1 million for the three and six months ended April 30, 1999, respectively, compared to $34.6 million and $56.8 for the same respective periods of fiscal 1998 - increases of $53.4 million or 154 percent and $124.3 million or 219 percent, respectively. For the three and six months ended April 30, 1999, MFSNT generated construction and maintenance revenues of $57.9 million and $118.1 million, respectively.

Conduit Sales - Sales of conduit during the three months ended April 30, 1999 generated revenues of $35.7 million. The sale of the conduit inventory, which had previously been reported as held for sale and runs from Ohio to New York, generated net cash flow to the Company of $27.0 million.

COSTS AND EXPENSES

Construction and Maintenance - Construction and maintenance costs were $77.6 million and $155.7 million for the three and six months ended April 30, 1999, respectively, compared to $24.6 million and $43.6 million for the same respective periods of fiscal 1998 - increases of $53.0 million or 215 percent and $112.1 million or 257 percent, respectively. For the three and six months ended April 30, 1999, MFSNT generated construction and maintenance costs of $52.8 million and $103.9 million, respectively.

The Company's construction and maintenance margins were 11.9 percent and 14.0 percent for the three and six months ended April 30, 1999, respectively, compared to 28.8 percent and 23.3 percent for the same respective periods of fiscal 1998. The Company's construction and maintenance margins for the three and six months ended have been adversely effected by losses from Dial Communications, Inc. (Dial), a wholly-owed subsidiary of the Company, that has generated negative margins of $(2.7) million and $(2.9) million for the three and six months ended April 30, 1999, respectively.

As part of the integration of MSNT into the Company, management has undertaken a consolidation and realignment of all subsidiaries into operational divisions, both to achieve operational synergies and to close unprofitable operations. As a result of significant turnover and the deterioration of underlying contracts, the Company closed Dial during the three months ended April 30, 1999. For the three and six months ended April 30, 1999 Dial had losses before income taxes of $(5.9) million and $(6.6) million, respectively, which included a $1.3 million reduction of goodwill. In addition, the Company wrote-off $1.2 million of equipment during the quarter ended April 30, 1999. The reduction of goodwill and the write-off of equipment are reflected in the accompanying statement of operations for the three and six months ended April 30, 1999 as "Impairment of Intangible Assets."

General and Administrative - General and administrative expenses were $8.7 million and $18.4 million for the three and six months ended April 30, 1999, respectively, compared to $6.2 million and $9.4 million for the same respective periods of fiscal 1998 - increases of $2.5 million or 40 percent and $9.0 million or 96 percent, respectively. For the three and six months ended April 30, 1999, general and administrative expense attributable to MFSNT was $3.4 million and $7.3 million, respectively.

General and administrative expenses during the three and six months ended April 30, 1999 were adversely effected by charges of $0.9 million related to deferred compensation, stock compensation and severance agreements with former and existing officers of the Company.

Depreciation and Amortization - Depreciation and amortization expense was $3.2 million and $6.0 million for the three and six months ended April 30, 1999, respectively, compared to $1.6 million and $2.8 million for the same respective periods of fiscal 1998 - increases of $1.6 million or 100 percent and $3.2 million or 114 percent, respectively. For the three and six months ended April 30, 1999, depreciation and amortization expense attributable to MFSNT was $0.8 million and $1.2 million, respectively.

Depreciation and amortization expense as a percentage of revenues was 2.6 percent and 2.8 percent for the three and six months ended April 30, 1999, respectively, compared to 4.6 percent and 5.0 percent for the same respective periods of fiscal 1998. These decreases as a percentage of revenue, are attributable to the significant increase in revenues from MFSNT which, as a construction management company, does not require the same percentage increase in capital assets as the Company's construction companies.

OTHER INCOME (EXPENSE)

Other income (expense) was $4.3 million and $(3.5) million for the three and six months ended April 30, 1999, respectively, compared to $(0.6) million and $(0.9) million for the same respective period of fiscal 1998 and consist of the following:

                                                              For the Three Months Ended April 30,
                                                     -------------------------------------------------
                                                        1999          1998       $ Change      % Change
                                                      -------       -------      --------      --------
Change in the value of stock appreciation rights      $ 7,230       $    --       $ 7,230           n/a
Interest expense                                       (2,210)         (276)       (1,934)          701
Minority interest                                        (125)         (185)           60            32
Other                                                    (551)         (179)         (372)          208
                                                      -------       -------       -------      --------
                                                      $ 4,344       $  (640)      $ 4,984           779%
                                                      =======       =======       =======      ========

                                                              For the Six Months Ended April 30,
                                                      -------------------------------------------------
                                                        1999          1998       $ Change      % Change
                                                      -------       -------      --------      --------
Change in the value of stock appreciation rights      $ 1,896       $    --       $ 1,896           n/a
Interest expense                                       (4,688)         (788)       (3,900)          495
Minority interest                                        (199)         (296)           97            33
Other                                                    (554)          159          (713)          448
                                                      -------       -------       -------        ------
                                                      $(3,545)      $  (925)      $(2,620)          283%
                                                      =======       =======       =======        ======


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

Interest Expense - The increase in interest expense during fiscal 1999 compared to fiscal 1998 is primarily attributable to the acquisition of MFSNT. During the three and six months ended April 30, 1999, the Company had $35.0 million outstanding under its Credit Facility with an average interest rate of approximately 7.5 percent, $30.0 million outstanding under the WorldCom Note with an interest rate of 11.5 percent and $15.0 million outstanding under its property taxes payable that imputes interest at 15 percent. The $32.0 million outstanding under the WorldCom Advance is non-interest bearing.

PROVISION FOR INCOME TAXES

The provision for income taxes was less than $.01 million for the three and six months ended April 30, 1999, respectively, compared to $0.7 million and $0.2 million for the same respective periods of fiscal 1998.

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

INCOME (LOSS) APPLICABLE TO COMMON STOCK

Income (loss) applicable to common stock was $(14.3) million and $(19.8) million for the three and six months ended April 30, 1999, respectively, compared to $0.8 million and $(0.2) million for the same respective periods of fiscal 1998 representing additional losses of $15.1 million or 1,888 percent and $19.6 million or 9,800 percent, respectively.

During the three months ended April 30, 1999, the Company purchased 2,785 shares, or approximately 78 percent, of the Company outstanding Series B Preferred Stock, modified the conversion price of the remaining Series B Preferred Stock, and modified the terms of the Series B Preferred Stock Warrants resulting in charges to income applicable to common stock of $12.6 million. Additionally, during the three and six months ended April 30, 1999, dividends on the Series B Preferred Stock totaled $0.1 million and $0.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $30.5 million at April 30, 1999 compared to $13.5 million at October 31, 1998. The increase in cash and cash equivalents of $17.0 million during the six months ended April 30, 1999 resulted from cash provided by operating and financing activities of $17.6 million and $1.0 million, respectively, offset by cash used in investing activities of $1.6 million.

Cash provided by operating activities during the six months ended April 30, 1999 of $17.6 million is primarily the result of net unrestricted proceeds from conduit sales of $20.0 million offset, in part, by costs on loss contracts of $9.6 million that were charged against the reserve for contract losses.

Cash used in investing activities during the six months ended April 30, 1999 of $1.6 million is due to net capital expenditures required to support increased operations and replacement of existing equipment.

Cash provided by financing activities during the six months ended April 30, 1999 of $0.9 million is due primarily to redemptions of Series B Preferred Stock, net repayments of long term debt and other borrowings, dividends paid on preferred stock and proceeds from the issuance of stock options.

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

The Company believes that it has available cash from operations, as well as from the additional advance available from WorldCom described above, sufficient to meet the Company's operating and capital requirements for the next twelve months. Nonetheless, pursuant to the terms of the documents relating to the Series B Preferred Stock, under certain circumstances, including without limitation, if the registration statement that includes the shares of common stock underlying the Series B Securities is not declared effective on or before May 18, 1999, the Company is delisted under certain circumstances from any securities exchange, or any representation or warranty by the Company to the holders is not true and correct, then the holders of certain outstanding shares of Series B Preferred Stock, in whole or part, have the option to require the Company to redeem their securities at premium prices. Although the Company intends to use its best efforts to comply with the provisions in the documents relating to the Series B Preferred Stock, the failure of which would provide the holder the right to exercise such redemption option, there can be no assurance that the Company will be able to do so, in part, because certain of such matters are dependent upon the efforts or approval of others (such as the Securities and Exchange Commission with respect to the effectiveness of the aforementioned registration statement). In addition, there can be no assurance that the Company will not experience adverse operating results or other factors which could materially increase its cash requirements or adversely affect its liquidity position.

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to timely resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that the Company does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. The most likely worst case scenario for Y2K is that the Company's internal operating systems and hardware become inoperable due to internal problems or date sensitive issues which may not have been addressed by the Company's third party hardware and software vendors. This situation could cause downtime for the accounting, purchasing and cost management systems. Proper backup of data and implementation of manual processing during downtime will reduce the problems to a point that there will be little or no impact on operations or revenue. Y2K issues that arise with customers' hardware and software may cause a short-term loss of revenues as a result of unforseen software and/or third party hardware failures. This exposure is expected to be minimal as the result of the Company's Y2K compliance program efforts, which included validation and testing.

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

                                            EXPECTED MATURITY DURING THE FISCAL YEARS ENDED
                             1999           2000           2001           2002         2003     THEREAFTER
                           -------        -------        -------         -------      -------   ----------
Fixed rate debt            $ 3,278        $ 2,543        $32,109         $ 1,895      $ 1,703      $ 6,074

Average interest rate         12.6%          13.0%          11.9%             15%          15%          15%

Variable rate debt         $    --        $    --        $35,000         $    --      $    --      $    --

Average interest rate           --%            --%           7.5%             --%          --%          --%


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

     2.5.6     License Agreement between MFS Communications Company, Inc. and
               Able Telcom Holding Corp. dated as of July 2, 1998 (10)

     2.5.7     Modification to Stock Option Agreement between the Company and
               WorldCom, Inc. dated January 8, 1999 (12)

     2.5.8 Agreement to Enter Into Stock Appreciation Rights Agreement between the Company and WorldCom, Inc. dated January 8, 1999(12)

     2.5.9     Financing Agreement between WorldCom Network Services, Inc. and
               Able Telcom Holding Corp. dated February 16, 1999 (12)

     2.5.9.1 Amendment and Restatement of Financing Agreement by and between WorldCom Network Services, Inc. and Able Telcom Holding Corp.
               dated April 1, 1999 (16)

     2.5.10    Agreement dated March 15, 1999 by and between Able Telcom Holding
               Corp. and WorldCom Network Services, Inc. (16)

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

     10.32.1   Amendment and Amended and Restated Limited Waiver to June 11,
               1998 Credit Agreement among Able Telcom Holding Corp.,
               NationsBank N.A., and the Several Lenders from Time to Time
               Parties thereto, dates as of June 30, 1998 (14)

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

     10.46     Employment Agreement with Michael Summers, dated May___, 1999 (16)

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

(14) Incorporated by reference to an exhibit to the Company's Form S-1 (File No. 333-65991), as filed with the Commission on October 22, 1998, as amended April 8, 1999.

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
