Form 10-Q/A
period 1999-07-31
ABLE TELCOM HOLDING CORP
filed 2000-05-26
CIK 826411

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                               TABLE OF CONTENTS


Able Telcom Holding Corp. ("Registrant" or "Company") is amending its Form 10-Q filed on September 14, 1999 to (i) include the restated financial statements for the three and nine months ended July 31, 1999. Refer to note 2 of this amended 10-Q and note 22 of the Company's Form 10-K for the year ended October 31, 1999, for an explanation of the adjustments made to the financial statements, and (ii) include certain additional disclosures in the notes to the quarterly financial statements.


                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets as of July 31, 1999
                       (Unaudited) and October 31, 1998. .....................................    3

                    Condensed Consolidated Statements of Operations (Unaudited)
                       for the three months and nine months ended July 31, 1999 and 1998 .....    4

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                       for the nine months ended July 31, 1999 and 1998.......................    5

                    Notes to Condensed Consolidated Financial Statements (Unaudited) .........    6

        Item 2. Management's Discussion and Analysis of Financial Condition and
                       Results of Operations .................................................   15

        Item 3. Quantitative and Qualitative Disclosures about Market Risk ...................   21

PART II. OTHER INFORMATION

        Items 1, 4 and 5 - Not Applicable

        Item 2. Changes in Securities and Use of Proceeds ....................................   22

        Item 3. Defaults Upon Senior Securities ..............................................   23

        Item 6. Exhibits and Reports on Form 8-K .............................................   25

SIGNATURES ...................................................................................   29


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             JULY 31,     OCTOBER 31,
                                                                                               1999         1998(1)
                                                                                            ----------    ----------
                                                                                           (Unaudited)
ASSETS
Currents Assets:
           Cash and cash equivalents ..................................................     $  15,649      $  13,544
           Accounts receivable, net ...................................................        79,111         64,159
           Costs and profits in excess of billings on uncompleted contracts ...........        68,032        105,478
           Prepaid expenses and other current assets ..................................         4,601          2,641
                                                                                            ---------      ---------

                    Total current assets ..............................................       167,393        185,822
                                                                                            ---------      ---------

Property and equipment, net ...........................................................        28,378         32,074
                                                                                            ---------      ---------

Other assets:
           Goodwill, net ..............................................................        40,253         31,374
           Assets held for sale .......................................................        12,526         38,750
           Other non-current assets ...................................................        13,894          2,740
                                                                                            ---------      ---------

                    Total other assets ................................................        66,673         72,864
                                                                                            ---------      ---------

                    Total assets ......................................................     $ 262,444      $ 290,760
                                                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
           Current portion of long-term debt...........................................           526      $  14,438
           Accounts payable and accrued liabilities....................................        36,171         61,229
           Accruals for incurred job costs.............................................        59,621         51,111
           Billings in excess of costs and profits on uncompleted contracts............        10,710          6,328
           Reserves for losses on uncompleted contracts................................        12,320         25,390
           Notes payable shareholders/directors........................................            --          1,182
           Stock appreciation rights payable ..........................................         3,792             --
                                                                                            ---------      ---------
                    Total current liabilities..........................................       123,140        159,678
           Long-term debt, non-current portion.........................................        64,768         61,685
           Advances from WorldCom .....................................................        32,000             --
           Property tax payable, non-current portion...................................        14,837         15,118
           Other non-current liabilities ..............................................         5,278          2,737
                                                                                            ---------      ---------

           Total liabilities..........................................................        240,023        239,218
Contingencies
Series B Preferred Stock, $.10 par value; aggregate liquidation value of
       $15,096,000 and $17,820,000; 4,000 shares authorized;
       779 and 3,564 shares issued and outstanding ....................................        15,096         11,325
Shareholders' Equity:
           Common stock, $.001 par value, authorized 25,000,000 shares; 12,070,795 and
           11,065,670 shares issued and outstanding, respectively .....................            12             11
           Additional paid-in capital..................................................        38,492         35,164
           Senior Note Warrants .......................................................         1,244          1,244
           Series B Preferred Stock Warrants..........................................          2,735          5,400
           WorldCom Stock Options .....................................................            --          3,490
           WorldCom Phantom Stock .....................................................           606            606
           Retained earnings (deficit) ................................................       (35,764)        (5,698)
                                                                                            ---------      ---------

           Total shareholders' equity.................................................          7,325         40,217
                                                                                            ---------      ---------
           Total liabilities and shareholders' equity .................................     $ 262,444      $ 290,760
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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                      ENDED JULY 31,                    ENDED JULY 31,

                                                                   1999            1998               1999            1998
Revenue:
             Construction and maintenance                      $   102,781      $   58,305        $   283,869     $   115,125
             Conduit                                                    --              --             35,721              --
                                                               -----------      ----------        -----------     -----------

             Total revenue                                         102,781          58,305            319,590         115,125

Costs and expenses:
             Construction and maintenance                           87,558          46,615            243,214          90,222
             Costs of conduit                                           --              --             34,673              --
             General and administrative expense                     10,871           5,337             29,238          14,703
             Impairment of intangible assets                            --              --              2,465              --
             Depreciation and amortization expense                   2,897           2,034              8,880           4,865
                                                               -----------      ----------        -----------     -----------

             Total costs and expenses                              101,326          53,986            318,470         109,790
                                                               -----------      ----------        -----------     -----------

Income from operations                                               1,455           4,319              1,120           5,335
                                                               -----------      ----------        -----------     -----------
Other income (expense):
             Interest expense                                       (2,070)         (1,304)            (6,758)         (2,092)
             Change in value of stock appreciation rights           (3,792)             --             (1,896)             --
             Other                                                  (1,037)         (1,205)            (1,592)         (1,046)
                                                               -----------      ----------        -----------     -----------

             Total other income (expense)                           (6,899)         (2,509)           (10,246)         (3,138)

Income (loss) before income taxes, minority interest
             and extraordinary item                                 (5,444)          1,810             (9,126)          2,197
Provision for (benefit from) income taxes                              (52)            706                (86)            857
                                                               -----------      ----------        -----------     -----------

Income (loss) before minority interest and extraordinary item       (5,392)          1,104             (9,040)          1,340
Minority interest                                                       93             314                292             610
                                                               -----------      ----------        -----------     -----------

Income (loss) before extraordinary item                             (5,485)            790             (9,332)            730
Extraordinary loss on the early extinguishment
             of debt, net of tax of zero                                --              --              3,067              --
                                                               -----------      ----------        -----------     -----------

Net income (loss)                                                   (5,485)            790            (12,399)            730
Preferred stock dividends                                              (39)            (67)              (283)           (145)
Redemption of 2,785 shares of Series B Preferred Stock                  --              --             (4,323)             --
Modification of exercise price of Series B Preferred
             Stock Warrants                                             --              --             (1,894)             --
Increase in default redemption value
             of Series B Preferred Stock                            (4,741)             --             (4,741)             --
Modification of conversion price
             of Series B Preferred Stock                                --          (7,909)            (6,430)         (8,013)
                                                               -----------      ----------        -----------     -----------

Income (loss) applicable to common stock                       $   (10,265)     $   (7,186)       $   (30,070)    $    (7,428)
                                                               ===========      ==========        ===========     ===========

Weighted average shares outstanding:
             Basic                                              11,794,718       9,918,292         11,939,517       9,660,921
             Diluted                                            11,794,718       9,918,292         11,939,517       9,660,921
Income (loss) per share:
             Basic:
             Income (loss) applicable to common stock
               before extraordinary item                        $    (0.87)     $    (0.72)       $     (2.26)  $       (0.77)
             Extraordinary loss on the early extinguishment
             of debt, net of tax of zero                                --              --              (0.26)             --
             Income (loss) applicable to common stock                (0.87)          (0.72)             (2.52)          (0.77)
             Diluted:
             Income (loss) applicable to common stock
               before extraordinary item                       $     (0.87)    $     (0.72)       $     (2.26)    $     (0.77)
             Extraordinary loss on the early extinguishment
             of debt, net of tax of zero                                --              --              (0.26)             --
             Income (loss) applicable to common stock                (0.87)          (0.72)             (2.52)          (0.77)


See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       FOR THE NINE MONTHS
                                                                                          ENDED JULY 31,
                                                                                        1999        1998
Cash provided by operating activities                                                 $ 7,110     $  3,993
                                                                                      -------     --------
Cash flows from Investing Activities:
               Capital expenditures, net                                               (4,252)      (8,744)
               Acquisition of businesses (net of cash acquired of $4,705 in 1998)          --       (1,209)
                                                                                      -------     --------
               Net cash used in investing activities                                   (4,252)      (9,953)
                                                                                      -------     --------
Cash flows from Financing Activities:
               Repayments of long-term debt and other borrowings                      (12,555)     (91,075)
               Redemption of Series B Preferred Stock                                 (18,677)          --
               Repurchase of Series B Preferred Stock Warrants                         (1,890)          --
               Proceeds from the issuance of long-term debt
                   and other borrowings                                                32,131       71,413
               Proceeds from the issuance of preferred stock, net                         (92)      18,110
               Proceeds from the exercise of stock options                                497        2,784
               Dividends paid on preferred stock                                         (167)        (204)
               Other                                                                       --            1
                                                                                     --------     --------

               Net cash provided by (used in) financing activities                       (753)       1,029
                                                                                     --------     --------
(Decrease) Increase in cash and cash equivalents                                        2,105       (1,151)
Cash and cash equivalents, beginning of period                                         13,544        6,230
                                                                                     --------     --------

Cash and cash equivalents, end of period                                             $ 15,649     $  5,079
                                                                                     ========     ========

Supplemental Disclosure:
Valuation of detachable warrants                                                           --        6,644
Common stock issued in accordance with GEC earnout provisions                           4,595        1,278
Common stock issued in exchange for note payable to director                              828           --
Modification of conversion price of Series B Preferred Stock                            6,430        8,013
Modification of exercise price of Series B Preferred Stock Warrants                     1,894           --
Increases to Series B Preferred Stock default redemption value                         12,711           --
Compensation recognized on common stock options awarded to non-employees                  131           --
Compensation recognized on below market options                                            --           93
Conversion of Series A Preferred Stock                                                     --        6,818
Valuation of options and equity awards issued in acquisition                               --        4,096
Cash paid for:
     Interest                                                                           1,993        2,092
     Income taxes                                                                       4,364           --


See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

In the opinion of management of Able Telcom Holding Corp. ("Able Telcom" or the "Company"), the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K/A-2 ("Form 10-K/A-2").

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

2.  QUARTERLY FINANCIAL DATA

The quarterly unaudited amounts for the three months ended July 31, 1999, have been adjusted from amounts previously reported by the Company in its quarterly filings with the Securities and Exchange Commission. The adjustments relate to accounting errors discovered subsequent to October 31, 1999. Their nature and effects on the results of operations for the quarterly period ended July 31, 1999, are summarized below (in thousands, except per share data):

                                                    As Reported   Adjustments    Adjusted
------------------------------------------------------------------------------------------
Revenues                                              $102,562     $    219       $102,781
Operating income (loss)                                  6,546       (5,091)         1,455
Net income (loss)                                          161       (5,646)        (5,485)
Income (loss) applicable to common stock                   122      (10,387)       (10,265)
Income (loss) applicable to common stock per share        0.01        (0.88)         (0.87)

                                                                           Net Income (Loss)
                                                                             Applicable to
                                                    Net Income (Loss)         Common Stock
--------------------------------------------------------------------------------------------
Amounts previously reported                                  $   161               $   122
Adjustments:
    WorldCom SAR obligation (1)                                 (687)                 (687)
    Improperly deferred costs (2)                             (2,778)               (2,778)
    Costs improperly charged against reserves (3)             (1,514)               (1,514)
    Tax effects of all adjustments (4)                           309                   309
    Series B redemption and modification (5)                      --                (3,338)
    Series B liquidation value adjustment (6)                     --                (1,403)
    Other adjustments (7)                                        (92)                  (92)
    Long-term service contracts adjustments (8)                 (884)                 (884)
--------------------------------------------------------------------------------------------
  Total adjustments                                           (5,646)              (10,387)
--------------------------------------------------------------------------------------------
Restated amounts                                             $(5,485)             $(10,265)

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

(4) The tax provision for all quarters has been restated, including reversal of approximately $1.2 million tax benefit originally offset against the extraordinary loss of the early extinguishment of debt.

(5) The February 1999 redemption of Series B Preferred Stock and the modification of the terms of the then remaining Series B shares was not correctly determined.

(6) The Series B Preferred Stock should have been reflected at its liquidation value upon recharacterization as a default obligation in May 1999.

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

During the three months ended July 31, 1999, the Company completed its allocation of the MFSNT purchase price. The purchase price allocation disclosed in the Company's Form 10-K/A and the final purchase price allocation is as follows (in millions):

                                                                                                             FINAL
                                                                        FORM 10-K/A      ADJUSTMENTS       ALLOCATION
                                                                        -----------      -----------       ---------
Cash and accounts receivable (4)                                          $  47.0          $ (1.4)         $   45.6
Costs and profits in excess billing on uncompleted contracts (5)             93.7            (5.0)             88.7
Assets held for sale                                                         38.8              --              38.8
Prepaid expenses                                                              1.0              --               1.0
Property                                                                      5.7              --               5.7
Goodwill (1)                                                                 16.5             9.8              26.3
Accounts payable (6)                                                        (13.7)           (0.5)            (14.2)
Billings in excess of costs and profits on uncompleted contracts            (56.6)             --             (56.6)
Reserve for losses on uncompleted contracts (7)                             (40.5)            0.6             (39.9)
Accrued restructuring costs (2)                                              (2.0)            0.3              (1.7)
Property taxes payable                                                      (15.0)             --             (15.0)
Other accrued liablilites (3)(8)                                             (7.4)           (3.8)            (11.2)
                                                                          -------          ------           -------
     Total allocated purchase price                                       $  67.5          $   --           $  67.5
                                                                          =======          ======           =======




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

(4) It was determined that a receivable from WorldCom of $1.4 million should not have been recorded as part of the purchase price allocation. Therefore, the Company has adjusted accounts receivable and goodwill.

(5) It was determined that certain long-term receivables were recorded at their gross value versus their present values. These receivables are to be paid to MFSNT over 20 years. Therefore, an adjustment of approximately $5.0 million to cost and profits in excess of billings (i.e. unbilled receivables) and goodwill was necessary to properly reflect the present value of these receivables. Refer to Note 5, "Network Assets Held for Sale."

(6) It was determined that $0.5 million of accounts payable assumed had not been included in the original purchase price allocation. The Company adjusted accounts payable and goodwill to reflect these accounts payable.

(7) The Company reviewed its estimates of losses on loss contracts and recorded adjustments to such reserves. The adjustments decreased the reserves and goodwill by $0.6 million.

(8) Subsequent to the acquisition of MFSNT, the Company recorded an additional accrued liability of $3.8 million relating to a claim not previously recognized by MFSNT.

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

In connection with the establishment of the SAR liability as of January 8, 1999, the intrinsic value of the SARs was estimated to be approximately $1.9 million as compared to the previously estimated fair value of the WorldCom Option. The difference of $1.6 million represents a reduction of paid-in capital. The exercise period for the SARs granted commences on the earlier of: (i) one (1) business day after the date upon which the potential issuance of common stock is voted on by the shareholders of the Company, and (ii) July 1, 1999, and ending on January 2, 2002. As of July 31, 1999, the intrinsic value of the stock appreciation rights liability has been estimated to be $3.8 million. Changes in the valuation of the SARs has resulted in a charge to earnings during the three and nine months ended July 31, 1999, of $3.8 million and $1.9 million, respectively.

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

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                $  4,663
     Accounts receivable                                    3,754
     Equipment and other assets                             6,548
-----------------------------------------------------------------
Subtotal                                                   14,965
Accounts payable assumed                                   (2,549)
-----------------------------------------------------------------
Deferred revenue (net amount received from COMSAT
     to complete the contracts)                          $(12,416)
-----------------------------------------------------------------
The following is a summary of revenues and costs associated with the COMSAT contracts for the three months and nine months ended July 31, 1999 (amounts
in thousands):

                                                                                     Three                         Nine
                                                                                     Months                       Months
                                                                                     -----                        ------
Billings on the COMSAT contracts(1)                                                  1,754                         7,310
Deferred revenue recognized                                                            739                         3,269
------------------------------------------------------------------------------------------------------------------------
                                                                                     2,493                        10,579
Direct contracts costs                                                               1,727                         6,842
------------------------------------------------------------------------------------------------------------------------
Gross margin from COMSAT contracts                                                     766                         3,737
------------------------------------------------------------------------------------------------------------------------

-----------
(1) Billings on the COMSAT contracts include approved change order revenues associated with these contracts but not anticipated when GEC assumed such contracts.


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

The agreement with NYSTA also provides for sharing of "profits" experienced by MFSNT in excess of certain specified percentages of related costs with respect to fiber and equipment installation contracts for the "On-NYSTA" system separately entered into by MFSNT with the users. Disputes have arisen between MFSNT and NYSTA with respect to sharing of revenues from a specific installation contract. Upon closing the April 1999 sale of the remaining conduit inventory, a Partial Release and Settlement Agreement was made with NYSTA. From those proceeds, $6.8 million was placed into escrow until NYSTA's rights to share in revenues equal to twice that amount can be decided through arbitration or otherwise settled. The escrowed funds are included in other non-current assets as of July 31, 1999.

With only two exceptions, user fees were paid in their entirety at or shortly after the time of execution of the user agreements. However, two of the user agreements provide for the fees to be paid in installments over twenty years. MFSNT had included these amounts in unbilled receivables (costs and profits in excess of billings) at their gross, undiscounted future amounts. Consequently, an adjustment was recorded by the Company to reallocate the purchase price to recognize a discount on these long-term receivables. The discounted (at 10%) present value of these long-term receivables was approximately $3.9 million at July 31, 1999. Interest income from amortization of the discount was approximately $0.1 million for the nine months ended July 31, 1999.

While MFSNT and the Company have sold IRU's that constitute virtually all the usable value of the network, MFSNT is still the legal owner and responsible for property taxes assessed on the network. Ownership of the On-NYSTA portion of the network automatically transfers to NYSTA after twenty years. Consistent with the concept of having sold the network, MFSNT accrued and expensed, prior to the acquisition, the estimated present value of future property taxes that would be payable over the twenty-year term of the agreements. The Company recorded this liability in purchase accounting at approximately $15.0 million, using a discount rate of 15%. Amortization of the discount is included in interest expense and amounted to $0.6 million and $1.7 million for the three months and nine months ended July 31, 1999.

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

Kanas owns and is responsible for maintaining the Alyeska Network. While the Company does not participate in the day-to-day management of Kanas, Kanas had contracted with MFSNT to operate and maintain the Alyeska Network for 15 years. The term of the Kanas O&M agreement began in December 1998. Through July 31, 1999, service contract revenues have been insufficient to cover costs of performance and are not projected to be sufficient to do so for at least the foreseeable future.

As of July 31, 1999, the unaudited financial statements of Kanas reflected total assets, liabilities and net deficit of $81.7 million, $88.8 million and $7.1 million, respectively. The July 31, 1999, deficit includes $6.6 million of network depreciation.

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

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at July 31, 1999 was approximately $87.4 million.

7.      GOODWILL

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 20 years. A rollforward of goodwill from April 30, 1999, is as follows (amounts in thousands):

Net goodwill, at April 30, 1999                                $38,022
Patton Management Corporation ("Patton") (1)                     1,460
MFSNT (2)                                                        1,206
Amortization                                                      (435)
-----------------------------------------------------------------------
Net goodwill, at July 31, 1999                                 $40,253
-----------------------------------------------------------------------

Adjustments made to goodwill during the quarter ended July 31, 1999, related to:

(1) Goodwill was increased to recognize deferred tax and other liabilities of approximately $1.1 million and $0.4 million, respectively, assumed in the 1998 acquisition of Patton.

(2) Goodwill was increased by approximately $1.2 million for adjustments to the MFSNT purchase price allocation.

Amortization expense was $0.4 million and $1.3 million for the three and nine months ended July 31, 1999, respectively.

8.   IMPAIRMENT OF INTANGIBLE ASSETS

As part of the integration of MFSNT into the Company, management has undertaken a consolidation and realignment of all subsidiaries into operational divisions, both to achieve operational synergies and to close unprofitable operations. As a result of significant turnover and the deterioration of underlying contracts, the Company closed Dial Communications, Inc. ("Dial") during the three months ended April 30, 1999. For the three and nine months ended July 31, 1999, Dial had contract margins of $1.5 million and $(1.4) million, respectively, and income (losses) before income taxes of $0.5 million and $(6.1) million, respectively, which included a $1.3 million write-off of goodwill. In addition, the Company wrote-off $1.2 million of equipment during the quarter ended April 30, 1999.

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

9.   RESERVES FOR LOSSES ON UNCOMPLETED CONTRACTS

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

                                          NETWORK       TRANSPORTATION
                                          SERVICES         SERVICES
                                            JOBS             JOBS            TOTAL
                                          --------      ---------------     --------
Balance, July 2, 1998                       16,266           24,234           40,500
Amount utilized                             (8,237)          (6,873)         (15,110)
                                          --------         --------         --------
Balance, October 31, 1998                    8,029           17,361           25,390
Amount utilized                             (1,231)          (6,068)          (7,299)
                                          --------         --------         --------
Balance, January 31, 1999                    6,798           11,293           18,091
Additions                                       --            1,858            1,858
Amount utilized                             (1,250)          (1,044)          (2,294)
                                          --------         --------         --------
Balance, April 30, 1999                      5,548           12,107           17,655
Amount utilized                             (1,878)          (2,838)          (4,716)
Valuation adjustments(1)                     3,415           (4,034)            (619)
                                          --------         --------         --------
Balance, July 31, 1999                    $  7,085         $  5,235         $ 12,320
                                          ========         ========         ========

(1) The valuation adjustments recorded during the three months ended July 31, 1999, were the result of final projected cost estimates on previously identified loss jobs unavailable at the date of acquisition.

10.   BORROWINGS

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. The aggregate commitment of the lenders under the Kanas credit agreement at July 31, 1999 was approximately $87.4 million.

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

In connection with the purchase of the 78% of the Series B Preferred Stock, the Company agreed to clarify the conversion price with respect to the remaining 779 Series B Preferred Shares. The conversion price was modified from 97% of market value, as defined in the agreements, to a fixed amount of approximately $3.50 per share which will be further reduced by 1.5% per month until the Registration Statement is declared effective. The reduction of the conversion price resulted in a charges to income applicable to common stock of $6.4 million during the nine months ended July 31, 1999. The conversion price with respect to the remaining 779 Series B Preferred Shares at July 31, 1999, was $3.18.

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

In May 1999, the Company acknowledged that it was in default on the Series B Preferred Stock and agreed that further punitive default provisions included in the terms of the Series B Preferred Stock had been triggered. Those provisions effectively allowed the holders to convert their shares to common stock and put the common stock to the Company for a redemption price per common share of $12.125. Because of the put provision being invoked, the carrying value of the Series B Preferred Stock was adjusted in May 1999 to reflect the calculated redemption value. As the conversion price is decreased by 1.5 percent per month, additional common shares issuable on conversion have been calculated and the redemption amount has been increased as additional charges against income applicable to common stock. As of July 31, 1999, the calculated redemption price was approximately $15.1 million. The recharacterization of the Series B Preferred Stock as a cash obligation of the Company resulted in charges to income applicable to common stock of approximately $4.8 million and $1.1 million in the third and fourth quarters of fiscal 1999, respectively.

13.   STOCKHOLDERS EQUITY

During the nine months ended July 31, 1999, the Company: (a) issued 628,398 shares of common stock to the former owners of Georgia Electric Company ("GEC") pursuant to the earn-out provision of the acquisition agreement whereby the Company purchased all of the outstanding shares of GEC: (b) Issued 115,286 shares of common stock to a director of the Company in full settlement of amounts due this director and previously reported as "Notes Payable to Directors;" (c) Issued 140,000 options to terminating employees and non-employees resulting in compensation expense of $0.1 million; and (d) Issued 208,461 shares of common stock in connection with the exercise of options.

14.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share (dollars, in thousands):

                                                 FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          JULY 31,                         JULY 31,

                                                     1999             1998            1999             1998
                                                ------------     ------------    ------------     ------------
Basic:
    Income (loss) available to common
      stockholders (numerator)                 $     (10,266)   $      (7,186)  $     (30,070)    $     (7,428)
  Weighted-average number of
      common shares (denominator)                 11,794,718        9,918,292      11,939,517        9,660,921
    Income (loss) per common share             $       (0.87)   $       (0.72)  $       (2.52)    $      (0.77)

Diluted:
    Income (loss) available to common
      stockholders (numerator)                 $     (10,266)    $     (7,119)  $     (30,070)    $     (7,428)
    Weighted-average number of common shares      11,794,718        9,918,292      11,939,517        9,660,921
    Common stock equivalents arising
      from stock options, warrants and
      convertible preferred stock                  2,138,826        1,683,266       1,248,647          706,234

    Total shares (denominator)                    13,933,544       11,601,558      13,188,164       10,367,155

    Income (loss) per common share(1)          $       (0.87)    $      (0.72)  $       (2.52)    $      (0.77)

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

15.  ACCOUNTING PRONOUNCEMENTS

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

Additionally, during the fiscal year ended October, 31, 1998, the Company acquired the COMSAT Contracts which generated revenues, costs of revenues and margins as follows:


                      THREE MONTHS ENDED JULY 31,     NINE MONTHS ENDED JULY 31,
                      ---------------------------    ---------------------------
                            1999        1998               1999        1998
                          -------     -------            -------     -------
Revenues                  $ 2,493     $ 5,858            $10,579     $ 9,764
Costs of revenues           1,727       2,816              6,842       5,084
                          =======     =======            =======     =======
Margins                   $   766     $ 3,042            $ 3,737     $ 4,680
                          =======     =======            =======     =======


These revenues, costs of revenues and margins are non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected elements of the Company's condensed statements of operations as a percentage of its revenues:


                                                        FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                            ENDED JULY 31,            ENDED JULY 31,
                                                        --------------------       -------------------
                                                         1999          1998          1999       1998
                                                         -----        -----         -----      -----
Revenues:
   Construction and maintenance                          100.0%       100.0%         88.8%     100.0%
   Conduit sales                                           0.0%         0.0%         11.2%       0.0%
                                                         -----        -----         -----      -----

      Total revenues                                     100.0%       100.0%        100.0%     100.0%

Costs and expenses:
   Construction and maintenance costs                     85.2%        80.0%         76.1%      78.4%
   Costs of conduit                                        0.0%         0.0%         10.8%       0.0%
   General and administrative                             10.6%         9.1%          9.1%      12.8%
   Impairment on intangible assets                         0.0%         0.0%          0.8%       0.0%
   Depreciation and amortization                           2.8%         3.5%          2.8%       4.2%
                                                         -----        -----         -----      -----

      Total costs and expenses                            98.6%        92.6%         99.6%      95.4%

Income from operations                                     1.4%         7.4%          0.4%       4.6%

Other income (expense), including minority interest       (6.7)%       (3.8)%        (3.2)%      2.2%

Provision for (benefit from) income taxes                 (0.1)%        1.2%          0.0%       0.7%

Extraordinary loss from the extinguishment of debt,
   net of tax                                               0.0%        0.0%          1.0%       0.0%

Net income (loss)                                          (5.3)%       1.4%         (3.9)%      0.6%

Income (loss) applicable to common stock                  (10.0)%     (12.3)%        (9.4)%     (6.5)%


REVENUES

Construction and Maintenance - Construction and maintenance revenues were $102.8 million and $283.9 million for the three and nine months ended July 31, 1999, respectively, compared to $58.3 million and $115.1 for the same respective periods of fiscal 1998 increases of $44.5 million or 76.3 percent and $ 168.8 million or 146.7 percent, respectively. For the three and nine months ended July 31, 1999, MFSNT generated construction and maintenance revenues of $72.3 million and $190.4 million, respectively.

Conduit Sales - Sales of conduit during the three months ended April 30, 1999 generated revenues of $35.7 million. The sale of the conduit inventory, which had previously been reported as held for sale and runs from Ohio to New York, generated net cash flow to the Company of $27.0 million.

COSTS AND EXPENSES

Construction and Maintenance - Construction and maintenance costs were $87.6 million and $243.2 million for the three and nine months ended July 31, 1999, respectively, compared to $46.6 million and $90.2 million for the same respective periods of fiscal 1998 increases of $41.0 million or 88.0 percent and $153.0 million or 169.6 percent, respectively. For the three and nine months ended July 31, 1999, MFSNT generated construction and maintenance costs of $64.4 million and $168.3 million, respectively.

The Company's construction and maintenance margins were 14.8 percent and 14.3 percent for the three and nine months ended July 31, 1999, respectively, compared to 20.0 percent and 21.6 percent for the same respective periods of fiscal 1998. The Company's construction and maintenance margins for the nine months ended have been adversely effected by losses from Dial Communications, Inc. (Dial), a wholly-owed subsidiary of the Company, that has generated negative margins of $1.4 million for the nine months ended July 31, 1999, respectively.

As part of the integration of MFSNT into the Company, management has undertaken a consolidation and realignment of all subsidiaries into operational divisions, both to achieve operational synergies and to close unprofitable operations. As a result of significant turnover and the deterioration of underlying contracts, the

Company closed Dial during the three months ended April 30, 1999. For the nine months ended July 31,1999 Dial had losses before income taxes of $6.1 million, which included a $1.3 million reduction of goodwill. In addition, the Company wrote-off $1.2 million of equipment during the quarter ended April 30, 1999. The reduction of goodwill and the write-off of equipment are reflected in the accompanying statement of operations for the nine months ended July 31, 1999 as "Impairment of Intangible Assets."

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

During the three months ended July 31, 1999, the Company completed its allocation of the MFSNT purchase price. The purchase price allocation disclosed in the Company's Form 10-K/A and the final purchase price allocation is as follows (in millions):

                                                                                                                  FINAL
                                                                         FORM 10-K/A       ADJUSTMENTS         ALLOCATION
                                                                         -----------       -----------         ----------
Cash and accounts receivable (4)                                           $  47.0          $  (1.4)            $ 45.6
Costs and profits in excess billing on uncompleted contracts (5)              93.7             (5.0)              88.7
Assets held for sale                                                          38.8               --               38.8
Prepaid expenses                                                               1.0               --                1.0
Property                                                                       5.7               --                5.7
Goodwill (1)                                                                  16.5              9.8               26.3
Accounts Payable (6)                                                         (13.7)            (0.5)             (14.2)
Billings in excess of costs and profits on uncompleted contracts             (56.6)              --              (56.6)
Reserve for losses on uncompleted contracts (7)                              (40.5)             0.6              (39.9)
Accrued restructuring costs (2)                                               (2.0)             0.3               (1.7)
Property taxes payable                                                       (15.0)              --              (15.0)
Other accrued liabilities (3)(8)                                              (7.4)            (3.8)             (11.2)
                                                                           -------          -------             ------
     Total allocated purchase price                                        $  67.5          $    --             $ 67.5
                                                                           =======          =======             ======

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

(4) It was determined that a receivable from WorldCom of $1.4 million should not have been recorded as part of the purchase price allocation. Therefore, the company has adjusted accounts receivable and goodwill.

(5) It was determined that certain long-term receivables were recorded at their gross values versus their present values. These receivables are to be paid to MFSNT over 20 years. Therefore, an adjustment of approximately $5.0 million to cost and profits in excess of billings (i.e. unbilled receivables) and goodwill was necessary to properly reflect the present value of these receivables. Refer to Note 5, "Network Assets Held For Sale."

(6) It was determined that $0.5 million of accounts payable assumed had not been included in the original purchase price allocation. The Company adjusted accounts payable and goodwill to reflect these accounts payable.

(7) The Company reviewed its estimates of losses on loss contracts and recorded adjustments to such reserves. The adjustments decreased the reserves and goodwill by $0.6 million.


(8) Subsequent to the acquisition of MFSNT, the Company recorded an additional accrued liability of $3.8 million relating to a claim not previously recognized by MFSNT.

General and Administrative - General and administrative expenses were $10.9 million and $29.2 million for the three and nine months ended July 31, 1999, respectively, compared to $5.3 million and $14.7 million for the same respective periods of fiscal 1998 increases of $5.6 million or 106.0 percent and $14.5 million or 98.6 percent, respectively. For the three and nine months ended July 31, 1999, general and administrative expense attributable to MFNST was $3.6 million and $10.9 million, respectively.

General and administrative expenses during the three and nine months ended July 31, 1999 were adversely effected by charges of $0.9 million related to deferred compensation, stock compensation and severance agreements with former and existing officers of the Company.

Depreciation and Amortization - Depreciation and amortization expense was $2.9 million and $8.9 million for the three and nine months ended July 31, 1999, respectively, compared to $2.0 million and $4.9 million for the same respective periods of fiscal 1998 increases of $0.9 million or 45.0 percent and $4.0 million or 81.6 percent, respectively. For the three and nine months ended July 31, 1999, depreciation and amortization expense attributable to MFSNT was $1.7 million and $2.9 million, respectively.

Depreciation and amortization expense as a percentage of revenues was 2.8 percent and 2.8 percent for the three and nine months ended July 31, 1999, respectively, compared to 3.5 percent and 4.2 percent for the same respective periods of fiscal 1998. These decreases as a percentage of revenue, are attributable to the significant increase in revenues from MFSNT which, as a construction management company, does not require the same percentage increase in capital assets as the Company's construction companies.

OTHER INCOME (EXPENSE)

Other income (expense) was $(6.9) million and $(10.5) million for the three and nine months ended July 31, 1999, respectively, compared to $(2.8) million and $(3.7) million for the same respective period of fiscal 1998 and consist of the following:

                                                                 FOR THE THREE MONTHS ENDED JULY 31,
                                                        ----------------------------------------------------
CHANGE                                                    1999         1998          $CHANGE        % CHANGE
------                                                  --------     -------         --------       --------
Change in the value of stock appreciation rights         $(3,792)    $     0          $(3,792)          --
Interest expense                                          (2,070)     (1,304)            (766)       (58.7)%
Minority interest                                            (93)       (314)             221         70.4
Other                                                     (1,037)     (1,205)             168         13.9
                                                         -------     -------          -------        -----
                                                         $(6,992)    $(2,823)         $(4,169)      (147.7)%
                                                         =======     =======          =======        =====


                                                                   FOR THE NINE MONTHS ENDED JULY 31,
                                                       -------------------------------------------------------
                                                         1999          1998           $CHANGE         % CHANGE
                                                       -------       --------         --------        --------
Change in the value of stock appreciation rights       $ (1,896)     $    --          $(1,896)              --
Interest expense                                         (6,758)      (2,092)          (4,666)          (223.0)%
Minority interest                                          (292)        (610)             318             52.1%
Other                                                    (1,592)      (1,046)            (546)           (52.2)%
                                                        --------     -------          -------           ------
                                                       $(10,538)     $(3,748)         $(6,790)          (181.2)%
                                                        ========     =======          =======           ======

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

PROVISION FOR (BENEFIT FROM) INCOME TAXES

The provision for (benefit from) income taxes was $(0.1) million and $(0.1) million for the three and nine months ended July 31, 1999, respectively, compared to $0.7 million and $0.9 million for the same respective periods of fiscal 1998 increases (decreases) of $(0.8) million or 114.3% percent and $(1.0) million or 111.1% percent, respectively.

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

INCOME (LOSS) APPLICABLE TO COMMON STOCK

Income (loss) applicable to common stock was $(10.3) million and $(30.1) million for the three and nine months ended July 31, 1999, respectively, compared to $(7.2) million and $(7.4) million for the same respective periods of fiscal 1998 increases of $(3.1) million or 43.1 percent and $(22.7) million or 306.8 percent, respectively.

During the nine months ended July 31, 1999, the Company purchased 2,785 shares, or approximately 78 percent, of the Company's outstanding Series B Preferred Stock, modified the conversion price of the remaining Series B Preferred Stock, modified the terms of the Series B Preferred Stock Warrants and recorded an increase in the default redemption value of the Series B Preferred Stock resulting in charges to income applicable to common stock of $17.4 million. Additionally, during the three and nine months ended July 31, 1999, dividends on the Series B Preferred Stock totaled $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $15.6 million at July 31, 1999 compared to $13.5 million at October 31, 1998. The increase in cash and cash equivalents of $2.1 million during the nine months ended July 31, 1999 resulted from cash provided by operating and financing activities of $7.1 million and $1.1 million, respectively, offset by cash used in investing activities of $6.1 million.

Cash provided by operating activities during the nine months ended July 31, 1999 of $7.1 million is primarily the result of net unrestricted proceeds from conduit sales of $20.0 million offset, in part, by costs on loss contracts of $14.3 million that were charged against the reserve for contract losses.

Cash used in investing activities during the nine months ended July 31, 1999 of $4.3 million is due to net capital expenditures required to support increased operations and replacement of existing equipment.

Cash used in financing activities during the nine months ended July 31, 1999 of $0.8 million is due primarily to redemptions of Series B Preferred Stock, net repayments of long term debt and other borrowings, dividends paid on preferred stock, proceeds from the issuance of stock options and the repurchase of some of the Series B Preferred Stock warrants.

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

     10.46     Employment Agreement with Michael Summers, dated May___, 1999(16)

     11        Computation of Per Share Earnings (7)

     16.1      Letter regarding change in certifying accountants (15)

     21        Subsidiaries of Able Telcom Holding Corp. (13)

     27        Restated Financial Data Schedule


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

           (14) Incorporated by reference to an exhibit to the Company's Form S-1 (File No.333-65991), as filed with the Commission on October 22, 1998, as amended April 8, 1999.

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

                            ABLE TELCOM HOLDING CORP.
                                  (REGISTRANT)

May 26, 2000                               By: /s/ BILLY V. RAY, JR.
                                              --------------------------------
                                           Billy V. Ray, Jr.
                                           Chief Executive Officer