Form 10-K/A
period 1999-10-31
ABLE TELCOM HOLDING CORP
filed 2000-05-26
CIK 826411

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

There were 15,341,053 shares of Common Stock outstanding as of February 4, 2000.

Able Telcom Holding Corp. ("Registrant" or "Company") is amending its Form 10-K filed on February 22, 2000, to (i) include certain additional disclosures in the "LIQUIDITY AND CAPITAL RESOURCES" section of Item 7, (ii) include changes required to the "Pro Forma Financial Information" disclosed in Note 5 "ACQUISITIONS", and (iii) include changes (to breakout the adjustments relating to "long-term service contracts adjustments" from "costs improperly charged against reserves") to Note 22 "UNAUDITED QUARTERLY FINANCIAL DATA".


                                TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

PART I

     Item 1.  Business.....................................................    3

     Item 2.  Properties...................................................   21

     Item 3.  Legal Proceedings............................................   21

     Item 4.  Submission of Matters to a Vote of Security Holders..........   22

PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Shareholders Matters.........................................   22

     Item 6.  Selected Financial Data......................................   29

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................   29

     Item 7a. Quantitative and Qualitative Information About Market Risk...   34

     Item 8.  Financial Statements and Supplementary Data..................   35

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................   35

PART III

     Item 10. Directors and Executive Officers of the Registrant...........   36

     Item 11. Executive Compensation.......................................   40

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management...............................................   49

     Item 13. Certain Relationships and Related Transactions...............   51

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K..................................................   52

              Signatures...................................................   59

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


                                                   --------------------
                                                   Able Telcom Holding
                                                         Corp.
                                                     Headquartered:
                                                      Atlanta, GA
-------------------------------------------------------------------------------------------------------------------------
    Network Services       Network Development        Transportation           Construction           Communications
        Omaha, NE               Atlanta, GA              Services               Tampa, FL              Development
   FY99 Consolidated        FY99 Consolidated         Mt. Laurel, NJ        FY99 Consolidated       Ft. Lauderdale, FL
      Revenue: 63%             Revenue: --%         FY99 Consolidated          Revenue: 27%         FY99 Consolidated
                                                       Revenue: 9%                                     Revenue: 1%
-------------------------------------------------------------------------------------------------------------------------
 Adesta Communications,       Able ICP, Inc.              Adesta             Georgia Electric          Able Telcom
     Inc. formerly           Ownership: 100%       Transportation, Inc.          Company           International, Inc.
      MFS Network              Roswell, GA               formerly            Ownership: 100%         Ownership: 100%
   Technologies, Inc.                               MFS Transportation          Albany, GA          Ft. Lauderdale, FL
    Ownership: 100%                                   Systems, Inc.
       Omaha, NE                                     Ownership: 100%
                                                      Mt. Laurel, NJ
-------------------------------------------------------------------------------------------------------------------------
                                                     TransTech, Inc.        Patton Management         Able Telcom CA
                                                         formerly                 Corp.               Ownership: 80%
                                                   MFS TransTech, Inc.       Ownership: 100%            Venezuela
                                                      Ownership: 85%            Tampa, FL
                                                      Mt. Laurel, NJ
                                                   ----------------------------------------------------------------------
                                                   Southern Aluminum &    Transportation Safety       Able Telcom Do
                                                       Steel Corp.          Contractors, Inc.          Brasil, LTDA
                                                     Ownership: 100%         Ownership: 100%         Ownership: 99.9%
                                                       Irondale, AL             Tampa, FL                 Brazil
                                                   ----------------------------------------------------------------------
                                                   Specialty Electronic            Able            Able Wireless, Inc.
                                                      Systems, Inc.        Telecommunications &      Ownership: 100%
                                                     Ownership: 100%           Power, Inc.          Ft. Lauderdale, FL
                                                      Chantilly, VA          Ownership: 100%
                                                                               Leesburg, FL
                                                   ----------------------------------------------------------------------

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

ACQUISITION OF SASCO AND SES

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

                                                                         For the Fiscal Year Ended October 31,
                                                                   --------------------------------------------------
                                                                    1999                 1998                 1997
---------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
Network Services                                                   $260,354              $62,243              $    --
Transportation Services                                              39,394               24,639                   --
Construction                                                        113,948              125,270               82,171
Communication Development (International)                             4,869                5,329                4,163
---------------------------------------------------------------------------------------------------------------------
                                                                   $418,565             $217,481              $86,334
---------------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
Network Services                                                   $ 14,746             $  6,272              $    --
Transportation Services                                             (10,618)               2,586                   --
Construction                                                         (5,730)               1,718                4,824
Communication Development (International)                               346                  182                   17
Unallocated Corporate Overhead                                         (628)                 651                   --
---------------------------------------------------------------------------------------------------------------------
                                                                   $ (1,884)            $ 11,409              $ 4,841
---------------------------------------------------------------------------------------------------------------------
Identifiable assets:
Network Services                                                   $139,460             $159,660              $    --
Transportation Services                                              50,178               48,830                   --
Construction                                                         66,667               71,941               44,751
Communication Development (International)                             3,813                4,496                2,509
Corporate                                                             1,915                5,833                3,086
---------------------------------------------------------------------------------------------------------------------
                                                                   $262,033             $290,760              $50,346
---------------------------------------------------------------------------------------------------------------------

DEPENDENCE UPON KEY CUSTOMERS

The Company derives a significant portion of its revenues from a few large customers. Those customers are as follows:


                                                                          Revenue for the    Percentage of Total Revenues
                                                                         Fiscal Year Ended   During The Fiscal Years Ended
                                                                            October 31,             October 31,
         Customer                           Operating Group                    1999          1999      1998      1997
--------------------------------------------------------------------------------------------------------------------------
New Jersey Consortium              Transportation and Network Services        $78,515        18%         7%        --
WorldCom                                    Network Services                   61,636        15%        14%        --
Williams Communications, Inc.               Network Services                   49,621        12%         --        --
Cooper Tire Company                           Construction                     13,050         3%         6%       15%
Florida Power Corp.                           Construction                     13,514         3%         2%        9%
State of Illinois (ISTHA)                   Network Services                   11,680         2%         8%       12%

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

BACKLOG

The Company's estimated backlog at January 31, 2000, was as follows:

                                                  Operations and
                                  Construction     Maintenance
Organizational Group                Contracts       Contracts          Total
-------------------------------------------------------------------------------
Network Services                     $408,000         $179,000         $587,000
Transportation Services               140,000          120,000          260,000
Construction                          151,000           33,000          184,000
-------------------------------------------------------------------------------
                                     $699,000         $332,000       $1,031,000
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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year covered by this Annual Report on Form 10-K for the fiscal year ended October 31, 1999, no matters were submitted to a vote of the Company's security holders.

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


Fiscal Quarter                       1998                         1999
------------------------------------------------------------------------------
                             High            Low             High        Low

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

The purchasers of the Series B Securities included two groups of accredited investors (for a total of seven investors):

         - The RoseGlen Group (the "RoseGlen Group"), which purchased 2,000 shares of Series B Preferred Stock and acquired Warrants to purchase 370,000 shares of Common Stock, and

         - The Palladin Group (the "Palladin Group"), which purchased 2,000 shares of Series B Preferred Stock and acquired Warrants to purchase 630,000 shares of Common Stock.

Prior to February 4, 2000, the RoseGlen Group and the Palladin Group owned the following Company securities:

                                 Series B Preferred   Warrants    Common Stock(2)
                                       Stock
---------------------------------------------------------------------------------
The RoseGlen Group                      375           370,000        461,907
The Palladin Group(1)                   404                --        546,020
---------------------------------------------------------------------------------
Total                                   779           370,000      1,007,927
---------------------------------------------------------------------------------

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

                                                  1999         1998
--------------------------------------------------------------------
Billings on the COMSAT contracts                $ 7,952      $11,327
Deferred revenue recognized                       3,935        8,481
--------------------------------------------------------------------
Total revenue recognized                         11,887       19,808
Direct contract costs                             8,675       10,672
--------------------------------------------------------------------
Gross margin from COMSAT contracts              $ 3,212      $ 9,136
--------------------------------------------------------------------

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

The following table sets forth, for the fiscal years ended October 31, selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues:

                                            1999           1998          1997
------------------------------------------------------------------------------
Revenues:                                  100.0%         100.0%        100.0%
------------------------------------------------------------------------------
Cost of revenues.........................   87.2           82.5          79.0
General and administrative...............    9.8            8.7          10.2
Depreciation and amortization............    2.8            3.5           5.2
Impairment of long-lived assets..........    0.6            --            --
Income (loss) from operations............   (0.4)           5.3           5.6
Other expenses, net......................   (3.9)           4.1           2.3
------------------------------------------------------------------------------
Net income (loss)........................   (4.3)           1.2           3.3
------------------------------------------------------------------------------

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

                                               NETWORK         TRANSPORTATION
                                               SERVICES           SERVICES         TOTAL
                                               --------        --------------      -----
Balance, July 2, 1998                           16,266              24,234         40,500
Amount utilized                                 (8,237)             (6,873)       (15,110)
------------------------------------------      ------              ------        -------
Balance, October 31, 1998                        8,029              17,361         25,390
Valuation adjustments (1)                        2,463              (3,082)          (619)
Amount utilized                                 (4,789)            (11,362)       (16,151)
------------------------------------------      ------              ------        -------
Balance, October 31, 1999                       $5,703              $2,917         $8,620
------------------------------------------      ------              ------        -------

(1) The valuation adjustments made during the fiscal year ended October 31, 1999, were the result of final projected cost estimates on previously identified Loss Jobs unavailable at the date of acquisition.

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

OTHER EXPENSE, NET. For the fiscal year ended October 31, 1999, other expense totaled $16.2 million compared to $8.9 million during the fiscal year ended October 31, 1998, an increase of $7.3 million or 82 percent. Other expense includes the following for the fiscal years ended October 31 (amounts in thousands):

                                                    1999         1998         $Change        %Change
----------------------------------------------------------------------------------------------------
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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating, financing and investing activities for the fiscal years ended October 31, 1999 and 1998 are as follows (in thousands):

                                                      1999           1998           $ Change
--------------------------------------------------------------------------------------------
Operating activities                                $ (8,551)        $6,617         $(15,168)
Investing activities                                  13,531        (13,896)          27,427
Financing activities                                  (1,956)        14,593          (16,549)
--------------------------------------------------------------------------------------------
Change in cash and cash equivalents                    3,024          7,314           (4,290)
Cash and cash equivalents beginning of year           13,544          6,230            7,314
--------------------------------------------------------------------------------------------
Cash and cash equivalents end of year                $16,568        $13,544         $  3,024
--------------------------------------------------------------------------------------------

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

EFFECT ON FUTURE LIQUIDITY OF CERTAIN CONTRACTS ACQUIRED FROM MFSNT. As reflected above and in the notes to the Company's consolidated financial statements, the Company acquired Loss Jobs from MFSNT that are expected to use cash from operations of approximately $8.7 million predominately over the next fiscal year. The Company also assumed, as part of the acquisition of MFSNT, certain obligations to perform under long-term service contracts for the operation and maintenance of fiber networks. Performance under these agreements, which were predominantly executed in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments. The Company has also subsequently determined that such losses over the contract terms (up to 20 years) cannot be reasonably estimated due to potential changes in various assumptions. However, actual losses incurred for the year ended October 31, 1999, were approximately $1.5 million. Refer to Note 22 of the accompanying consolidated financial statements, "Unaudited Quarterly Financial Data" for an explanation of the Company's accounting for long-term operations and maintenance agreements. Increases in management's estimates of costs to complete the Loss Jobs and to service the maintenance contracts, without an offsetting increase in revenues, could have a material adverse effect on the Company's consolidated statement of condition and liquidity.

As reflected in the Company's consolidated financial statements, the Company acquired from MFSNT a 25 percent interest in Kanas Telcom, Inc. As of the date of the acquisition of MFSNT, the Company anticipated a near-term sale of its interest in Kanas. Accordingly, the estimated amount expected to be realized on sale (approximately $12.8 million) was allocated to this investment in purchase accounting. WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. The aggregate commitment at October 31, 1999 was approximately $87.5 million. In conjunction with the acquisition of MFSNT, the Company has agreed to indemnify WorldCom under its guarantee. As described in Note 9 to the consolidated financial statements, Kanas has not received final acceptance of the system and the anticipated sale of the Company's interest in Kanas has not occurred. Consequently, the interest in Kanas has not provided the liquidity expected at the date of acquisition. In addition, the indemnity provided to WorldCom, if called, could have a material adverse affect on the Company's liquidity.

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

Name Of Individual                     Position                              Late Filing
--------------------------------------------------------------------------------------------------------
Billy V. Ray, Jr.          President, Chief Executive Officer,     Form 5 for fiscal year 1999 filed
                           Acting Chief Financial Officer and      January 21, 2000.
                           Director

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

Jonathan A. Bratt (1)      Former Director                         Form 5 for fiscal year 1999 filed
                                                                   January 24, 2000.

Thomas M. Davidson (2)     Former Director                         Form 5 for fiscal year 1999 filed
                                                                   January 24, 2000.

--------------------------------------------
(1)      Mr. Bratt resigned from the Company's Board of Directors in February
         2000.
(2)      Mr. Davidson resigned from the Company's Board of Directors in January
         2000.

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


                                                                                           Long Term
                                                                                          Compensation
                                                          Annual Compensation                Awards
                                                   -----------------------------------    ------------
                                                                            Other          Securities
                                                                            Annual         Underlying      All other
               Name and                                                     Compen-       Options(6)/       Compen-
          Principal Position              Year     Salary($)    Bonus($)   sation ($)       SARs (#)       sation ($)
----------------------------------------------------------------------------------------------------------------------
Billy V. Ray, Jr.(1)                      1999      203,792     200,000      24,000
Chief Executive Officer and               1998       48,462      40,000                       35,000         110,818
President, Acting Chief Financial         1997       34,615                                                   56,961
Officer and Director

Frazier L. Gaines(2)                      1999      201,138                   2,500
Former Chief Executive Officer,           1998      153,986                                  210,000           4,609
President - Able Telcom International     1997      110,000                                    5,000       1,024,375

Michael Arp (3)                           1999      149,565      30,000      24,000           28,500
Financial Vice President

Stacy Jenkins (4)                         1999      207,304      55,000       4,000
President of Adesta Communications

J. Barry Hall (5)                         1999      240,000     150,000
President - Construction Group            1998      209,173      75,000                       27,500          33,906
                                          1997      161,538

Richard Boyle (7)                         1999      159,000      70,000      19,200           65,000              --
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

OPTION GRANTS DURING THE FISCAL YEAR ENDED OCTOBER 31, 1999

During the fiscal year ended October 31, 1999, the following options were granted to the following Named Executive Officers, as well as certain other executive officers:


                                                                                       Potential Realizable
                                                                                             Value at
                                  % of Total                                           Assumed Annual Rates
                                   Options                                                of Stock Price
                     Number of    Granted to                  Market                       Appreciation
                    Shares (3)    Employees       Exercise   price on                   for Option Term(2)
                    Underlying    in Fiscal          or       Date of   Expiration     --------------------
       Name         Options(#)  Year ($/Sh)(1)   Base Price    Grant       Date        5% ($)     10% ($)
------------------- ----------  --------------   ----------  --------   ----------     --------------------
Billy V. Ray, Jr.     50,000         .19           6.375       6.375     05/07/03      69,000     138,000
                      10,000        .004            5.75        5.75     12/31/00       5,750      11,500
                     100,000        .038            5.75        5.75     12/31/01      57,500     115,000

Frazier Gaines            --          --              --          --           --          --          --

Michael Arp           40,000         .15            5.75        5.75     12/31/00      34,500      69,000
                      25,000         .09           6.375       6.375     05/07/03      23,905      47,813

Edward Z. Pollock     40,000         .15            5.75        5.75     12/31/00      34,500      69,000
                      25,000         .09           6.375       6.375     05/07/03      23,905      47,813

Stacy Jenkins        100,000        .038            5.75        5.75     12/31/00      57,500     111,500
                      25,000         .09           6.375       6.375     05/07/03      23,905      47,813

J. Barry Hall             --          --              --          --           --          --          --

James E. Brands      100,000        .038           6.375       6.375     04/30/02      95,620     191,250

G. Vance Cartee       40,000         .15            5.75        5.75     12/31/01      34,500      69,000
                      25,000         .09           6.375       6.375     05/07/03      23,905      47,813
                      35,000         .10            9.94        9.94     07/26/02      52,185     104,370

Michael Summers       40,000         .15           7.625       7.625     06/01/03      47,750      91,500

Richard Boyle         65,000         .24           6.375       6.375     05/07/01      62,156     124,313

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


                                                            Number of Securities          Value of Unexercised
                                                                 Underlying               In-the-Money Options
                             Shares                       Options/at FY End(#)(1)            at FY-End ($)
                          Acquired on         Value             Exercisable/                  Exercisable/
         Name             Exercise (#)     Realized($)         Unexercisable                Unexercisable(2)
--------------------------------------------------------------------------------------------------------------
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

  COMPARISON OF THE 12-MONTH CUMULATIVE TOTAL RETURN AMONG ABLE TELCOM HOLDING
      CORP., THE S&P 500 INDEX, SELF-DETERMINED PEER GROUPS AND THE NASDAQ
                        TELECOMMUNICATIONS STOCKS INDEX

                                        1994         1995        1996         1997         1998         1999
------------------------------------------------------------------------------------------------------------
Able Telcom Holding Corp.                100          75          120          110          100          125

Peer Group                               100         145          200          220          250          130

S&P 500                                  100         125          155          205          250          320

Nasdaq Telecommunications                100         110          120          175          235          430

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


                                                                                                Shares          Percentage
                                                                                             Beneficially      Beneficially
       Name (1)                                        Current Title                           Owned (9)           Owned
---------------------------------------------------------------------------------------------------------------------------
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
                                         Able Telcom International

James E. Brands (2)                      Senior Executive Vice President                       100,000               *

Michael Arp (4)                          Financial Vice President                               48,250               *

Edward Z. Pollock (2)                    General Counsel                                        38,500               *

Michael A. Summers (2)                   Chief Accounting Officer                               15,000               *

Stacy Jenkins (5)                        President - Adesta Communications                     125,000               *

G. Vance Cartee (2)                      President - Adesta Transportation                     100,000               *

Richard A. Boyle (2)                     President - Patton Management Corp.                    65,000               *

C. Frank Swartz (2)                      Chairman of the Board of Directors                     30,000               *

Alec McLarty (6)                         Director                                               11,610               *

Gerald Pye (10)                          Director                                                   --              --

All Directors and Executive Officers
as a Group (12 Persons)                                                                        901,360             5.8%

Gideon D. Taylor (7)                     Former Director and Officer                           946,638             6.1%

WorldCom (8)                                                                                 3,050,000            19.8%

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

         (10) Will not be standing for re-election as a Director of the Company.

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

2.5.10            Agreement dated March 15, 1999 by and between Able Telcom
                  Holding Corp. and WorldCom Network Services, Inc. (16)

2.5.14            Letter Agreement dated January 11, 2000 related to WorldCom
                  Conversion of Certain Debt into Equity (17)

2.6               Teaming Agreement dated July 7, 1999 by and between Able
                  Telcom Holding Corp. and 186K.Net, Co. (17)

2.7               Agreement and Plan of Merger by and among Able Telcom Holding
                  Corp., SES Acquisition Corp., and Specialty Electronics
                  Systems, Inc. and the Shareholders dated as of November 5, 1999. (17)

2.7.1 Schedule 2.6(a)-SASCO relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition
                  Corp., and Specialty Electronics Systems, Inc. and the
                  Shareholders dated as of November 5, 1999. (17)

2.7.2 Schedule 2.6(a)-SES relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition
                  Corp., and Specialty Electronics Systems, Inc. and the
                  Shareholders dated as of November 5, 1999. (17)

2.7.3             Stock Purchase Agreement by and among Able Telcom Holding
                  Corp., Southern Aluminum & Steel Corporation and the
                  Shareholders dated November 5, 1999. (17)

2.7.4             Registration Rights Agreement associated with the Stock
                  Purchase Agreement by and among Able Telcom Holding Corp.,
                  Southern Aluminum & Steel Corporation and the Shareholders dated November 5, 1999. (17)

2.7.5             Employment Agreement with Donald G. Garner dated November 5,
                  1999. (17)

2.7.5.1           Non-Competition Agreement with Donald G. Garner dated November
                  5, 1999. (17)

2.7.6             Employment Agreement with C. Michael Hoover dated November 5,
                  1999. (17)

2.7.6.1           Non-Competition Agreement with C. Michael Hoover dated
                  November 5, 1999. (17)

2.7.7             Employment Agreement with Jesse R. Joyner dated November 5,
                  1999. (17)

2.7.7.1           Non-Competition with Jesse R. Joyner dated November 5,
                  1999. (17)

3.1 Articles of Incorporation of Able Telcom Holding Corp., as amended (3) (4)

3.1.1             Articles of Amendment to the Articles of Incorporation of Able
                  Telcom Holding Corp. (13)

3.1.2             Articles of Amendment to the Articles of Incorporation of Able
                  Telcom Holding Corp. dated January 25, 2000. (17)

3.2               Bylaws of Able Telcom Holding Corp., as amended (3)

4.2               Specimen Common Stock Certificate (3)

4.3               Specimen Series A Preferred Stock Certificate (6)

4.3.1             Specimen Series B Preferred Stock Certificate (17)

4.3.2             Specimen Series C Preferred Stock Certificate (17)

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

4.14              Warrant Amendment between Able Telcom Holding Corp., and
                  Purchasers (as defined) dated February 17, 1999 (12)

4.15 Securities Purchase Agreement by and between the Sellers (as defined) and Cotton Communications, Inc. dated February 17,
                  1999 (12)

4.15.1            Letter Agreement dated February 17, 1999 from Cotton
                  Communications, Inc. to John Hancock Mutual Life Insurance
                  Company. (17)

4.15.2            Letter Agreement dated February 17, 1999 from Cotton
                  Communications, Inc. to Able Telcom Holding Corp. (17)

4.15.3            Termination Agreement dated March 22, 1999 by and between Able
                  Telcom Holding Corp. and Cotton Communication, Inc. (17)

4.16 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the Palladin Group dated
                  February 4, 2000. (17)

4.16.3            Letter Agreement dated February 17, 1999 from the Palladin
                  Group to Able Telcom Holding Corp. (17)

4.16.4 Letter dated March 19, 1999 from Able Telcom Holding Corp. to the Palladin Group associated with the termination of Financing Agreement dated February 17, 1999. (17)

4.17 Form of First Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group (17)

4.18 Form of Second Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group (17)

4.19 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the RoseGlen Group dated
                  February 4, 2000. (17)

4.20              Form of Common Stock Purchase Warrants in connection with
                  Series B Convertible Preferred Stock Exchange Agreement with the RoseGlen Group (17)

4.21              Registration Rights Agreement associated with Series B
                  Convertible Preferred Stock Exchange Agreement (17)

4.22              Series C Convertible Preferred Stock Purchase Agreement (17)

4.23              Form of Common Stock Purchase Warrants in connection with
                  Series C Convertible Preferred Stock Purchase Agreement (17)

4.24              Registration Rights Agreement associated with Series C
                  Convertible Preferred Stock Purchase Agreement (17)

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

10.32.1           Amendment and Amended and Restated Limited Waiver to June 11,
                  1998 Credit Agreement among Able Telcom Holding Corp.,
                  NationsBank N.A., and the Several Lenders from Time to Time
                  Parties thereto, dated as of June 30, 1998 (14)

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

10.45             Consulting Agreement and Employment Agreement with James E.
                  Brands, dated March 15, 1999 (14)

10.46             Employment Agreement with Michael Summers, dated May 31, 1999.
                  (16)

11                Computation of Per Share Earnings (7)

16.1              Letter regarding change in certifying accountants (15)

21                Subsidiaries of Able Telcom Holding Corp. (17)

23.1              Consent of Ernst & Young LLP (17)

23.2              Consent of Arthur Andersen LLP (17)

27                Financial Data Schedule (17)

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

(17) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986), for the fiscal year ended October 31, 1999, as filed February 22, 2000.

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

Consolidated Statements of Operations -
     Years Ended October 31, 1999, 1998 and 1997........................   F-5

Consolidated Statements of Shareholders' Equity -
     Years Ended October 31, 1999, 1998 and 1997........................   F-6

Consolidated Statements of Cash Flows -
     Years Ended October 31, 1999, 1998 and 1997........................   F-7

Notes to Consolidated Financial Statements - October 31, 1999...........   F-8

Financial Statement Schedule:

II.     Valuation and Qualifying Accounts - Years Ended October 31,
        1999, 1998 and 1997.............................................  F-34

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

                                              ERNST & YOUNG LLP

West Palm Beach, Florida
January 19, 1998

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                OCTOBER 31,      OCTOBER 31,
                                                                                                   1999             1998
                                                                                                -----------      -----------
ASSETS
Currents Assets:
         Cash and cash equivalents............................................................   $ 16,568         $ 13,544
         Accounts receivable, including retainage of $16,158 and $10,182 and net of allowances
                 for bad debts of $3,514 and $866 at October 31, 1999 and 1998, respectively..     73,645           64,159
         Costs and profits in excess of billings on uncompleted contracts.....................     71,808          105,478
         Prepaid expenses and other current assets............................................      5,853            2,641
                                                                                                 --------         --------
                 Total current assets.........................................................    167,874          185,822

Property and equipment:
         Land and buildings...................................................................      3,801            4,473
         Equipment, furnitures and fixtures...................................................     43,989           42,522
                                                                                                 --------         --------
                                                                                                   47,790           46,995
         Less - Accumulated depreciation......................................................    (19,987)         (14,921)
                                                                                                 --------         --------
         Property and equipment, net..........................................................     27,803           32,074

Other assets:
         Goodwill, net of accumulated amortization of $4,078 and $2,162 at
                 October 31, 1999 and 1998, respectively......................................     41,222           31,374
         Assets held for sale.................................................................         --           38,750
         Investment in Kanas..................................................................     12,159               --
         Other non-current assets.............................................................     12,975            2,740
                                                                                                 --------         --------
                 Total other assets...........................................................     66,356           72,864
                                                                                                 --------         --------
                 Total assets.................................................................   $262,033         $290,760
                                                                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term-debt....................................................   $ 35,754         $ 14,438
         Accounts payable and accrued liabilities including retainage of $11,618 and $10,374
                 at October 31, 1999 and 1998, respectively...................................     66,617           61,229
         Accruals for incurred job costs......................................................     45,593           51,111
         Billings in excess of costs and profits on uncompleted contracts.....................      6,478            6,328
         Reserves for losses on uncompleted contracts.........................................      8,620           25,390
         Notes payable shareholders/directors.................................................         --            1,182
         Stock appreciation rights payable....................................................      3,710               --
                                                                                                 --------         --------
                 Total current liabilities....................................................    166,772          159,678

         Long-term debt, non-current portion..................................................     30,618           61,685
         Advance from WorldCom................................................................     32,000               --
         Property tax payable, non-current portion............................................     15,468           15,118
         Other non-current liabilities and minority interest..................................        422            2,737
                                                                                                 --------         --------
         Total liabilities....................................................................    245,280          239,218
Commitments and contingencies.................................................................
Series B Preferred Stock, $.10 par value; stated at aggregate accumulated redemption value at
         October 31, 1999; 4,000 shares authorized;
         779 and 3,564 shares issued and outstanding..........................................     16,322           11,325
                                                                                                 --------         --------
Shareholders' Equity:
         Common stock, $.001 par value, authorized 25,000,000 shares;  11,891,338 and
           11,065,670 shares issued and outstanding, respectively.............................         12               11
         Additional paid-in capital...........................................................     38,290           35,164
         Senior Note Warrants.................................................................      1,244            1,244
         Series B Preferred Stock Warrants....................................................      2,735            5,400
         WorldCom Stock Options...............................................................         --            3,490
         WorldCom Phantom Stock...............................................................        606              606
         Retained deficit.....................................................................    (42,456)          (5,698)
                                                                                                 --------         --------
         Total shareholders' equity...........................................................        431           40,217
                                                                                                 --------         --------
         Total liabilities and shareholders' equity...........................................   $262,033         $290,760
                                                                                                 ========         ========

See notes to consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        FOR THE YEARS
                                                                                       ENDED OCTOBER 31,

                                                                             1999             1998               1997
                                                                         ----------        ---------         ---------
Revenue:
           Construction and maintenance.................................   $382,844         $217,481           $86,334
           Conduit sale.................................................     35,721               --                --
                                                                         ----------        ---------         ---------
           Total revenue................................................    418,565          217,481            86,334
Costs and expenses:
           Construction and maintenance.................................    330,387          179,505            68,164
           Costs of conduit sale........................................     34,673               --                --
           General and administrative expense...........................     41,041           18,967             8,797
           Depreciation.................................................      9,644            6,638             4,124
           Amortization.................................................      2,189              962               408
           Impairment of long-lived assets..............................      2,515               --                --
                                                                         ----------        ---------         ---------
           Total costs and expenses.....................................    420,449          206,072            81,493
                                                                         ----------        ---------         ---------
Income (loss) from operations...........................................     (1,884)          11,409             4,841

Other income (expense):
           Interest expense.............................................     (9,512)          (5,534)           (1,565)
           Change in value of stock appreciation rights ................     (1,814)              --                --
           Equity in losses of investment in Kanas......................       (591)              --                --
           Other........................................................       (761)             662               601
                                                                         ----------        ---------         ---------
           Total other income (expense).................................    (12,678)          (4,872)             (964)
                                                                         ----------        ---------         ---------
Income (loss)  before income taxes, minority interest
           and extraordinary item.......................................    (14,562)           6,537             3,877
Provision for (benefit from) income taxes...............................       (138)           3,405               727
                                                                         ----------        ---------         ---------
Income before minority interest and extraordinary item..................    (14,424)           3,132             3,150
Minority interest.......................................................       (569)            (618)             (293)
                                                                         ----------        ---------         ---------
Income (loss) before extraordinary item.................................    (14,993)           2,514             2,857
Extraordinary loss on the early extinguishment
           of debt, net of tax of zero in 1999..........................     (3,067)              --                --
                                                                         ----------        ---------         ---------
Net income (loss).......................................................    (18,060)           2,514             2,857

Beneficial conversion privilege of preferred stock......................         --           (8,013)           (1,266)
Repurchase of Series B Preferred Stock..................................     (4,496)              --                --
Modification of conversion price of Series B Preferred Stock............     (6,430)              --                --
Modification of exercise price of Series B Preferred Stock Warrants.....     (1,894)              --                --
Increase in default redemption value of Series B Preferred Stock........     (5,878)              --                --
Preferred stock dividends...............................................         --             (341)             (260)
                                                                         ----------        ---------         ---------
Income (loss) applicable to common stock................................   ($36,758)         ($5,840)           $1,331
                                                                         ==========        =========         =========

Weighted average shares outstanding:
           Basic........................................................ 11,776,072        9,907,060         8,504,972
           Diluted...................................................... 11,776,072        9,907,060         8,504,972
Income (loss) per share (see Note 2):
           Basic:
               Income (loss) applicable to common stock before
                   extraordinary item...................................     ($2.86)          ($0.59)            $0.16
               Extraordinary loss.......................................      (0.26)              --                --
               Income (loss) applicable to common stock.................      (3.12)           (0.59)             0.16
           Diluted:
               Income (loss) applicable to common stock before
                   extraordinary item...................................     ($2.86)          ($0.59)            $0.16
               Extraordinary loss.......................................      (0.26)              --                --
               Income (loss) applicable to common stock.................      (3.12)           (0.59)             0.16

See notes to consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                             Common            Additional                    Series B
                                                        ------------------      Paid-in        Senior        Preferred     WorldCom
                                                        Shares   $.001 Par      Capital     Note Warrants    Warrants       Options
                                                        ---------------------------------------------------------------------------
Balance, October 31, 1996                                8,203      $ 9          $12,833      $   --         $   --       $    --

Issuance of common stock in
     connection with acquisition                           109       --              620          --             --            --
Issuance of common stock for services                        2       --               12          --             --            --
Issuance of common stock for exercise of
     options                                               262       --              732          --             --            --
Compensation recognized on stock options                    --       --              338          --             --            --
Issuance of common stock for conversion of
     convertible preferred stock                             5       --               34          --             --            --
Changes in unrealized loss on investments                   --       --               --          --             --            --
Convertible preferred dividends paid                        --       --               --          --             --            --
Embedded dividend recognized on convertible
     preferred shares                                       --       --               --          --             --            --
Tax benefit from exercise of options                        --       --              527          --             --            --
Net income                                                  --       --               --          --             --            --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1997                                8,581        9           15,096          --             --            --

Issuance of common stock for GEC earnout                   204       --            1,278          --             --            --
Compensation expense for below
     market options                                         --       --               93          --             --            --
Issuance of common stock for
     exercise of options                                   352       --            2,071          --             --            --
Tax benefit from exercise of options                        --       --              516          --             --            --
Dividends on Series A preferred stock                       --       --               --          --             --             -
Embedded dividend recognized on Series
     A Preferred Stock                                      --       --               --          --             --            --
Issuance of common stock for conversion
     of Series A Preferred Stock                           921        1            6,817          --             --            --
Valuation of subordinated note warrants                     --       --               --       1,244             --            --
Valuation of Series B Preferred Stock Warrants              --       --               --          --          5,400            --
Embedded dividend recognized on Series
     B Preferred Stock                                      --       --            7,909          --             --            --
Valuation of WorldCom options                               --       --               --          --             --         3,490
Valuation of WorldCom phantom stock awards                  --       --               --          --             --            --
Issuance of common stock for conversion
     of Series B Preferred Stock                         1,008        1            1,384          --             --            --
Dividends on Series B Preferred Stock                       --       --               --          --             --            --
Net income                                                  --       --               --          --             --            --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1998                               11,066       11           35,164       1,244          5,400         3,490

Conversion of the WorldCom Option to SARs                   --       --            1,594          --             --        (3,490)
Issuance of common stock for GEC earnout                   628        1            4,595          --             --            --
Series B Preferred Stock Transactions:
     Repurchase of Series B Preferred Stock                 --       --           (5,506)         --             --            --
     Modification of conversion price of Series B
          Preferred Stock                                   --       --            6,430          --             --            --
     Modification of conversion price of Series B
          Preferred Stock Warrants                          --       --               --          --          1,894            --
     Repurchase of Series B Preferred Stock Warrants        --       --            2,669          --         (4,559)           --
     Increases to Series B default redemption value         --       --           (7,970)         --             --            --
Issuance of common stock in settlement of
     notes payable to directors                            118       --              828          --             --            --
Issuance of common stock for
     exercise of options                                    79       --              355          --             --            --
Value of options granted to non--employees                  --       --              131          --             --            --
Net loss                                                    --       --               --          --             --            --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999                               11,891       12           38,290       1,244          2,735            --
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        Unrealized Loss    Retained
                                                          WorldCom       on Investments    Earnings
                                                        Phantom Stock     Net of Taxes     (Deficit)    TOTAL
                                                        -------------------------------------------------------
Balance, October 31, 1996                                   $--             $ (54)         $ (1,189)     11,599

Issuance of common stock to directors in
     connection with acquisition                             --                --                --         620
Issuance of common stock for services                        --                --                --          12
Issuance of common stock for exercise of
     options                                                 --                --                --         732
Compensation recognized on stock options                     --                --                --         338
Issuance of common stock for conversion of
     convertible preferred stock                             --                --                --          34
Changes in unrealized loss on investments                    --                54                --          54
Convertible preferred dividends paid                         --                --              (260)       (260)
Embedded dividend recognized on convertible
     preferred shares                                        --                --            (1,266)     (1,266)
Tax benefit from exercise of options                         --                --                --         527
Net income                                                   --                --             2,857       2,857
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1997                                    --                --               142      15,247

Issuance of common stock for GEC earnout                     --                --                --       1,278
Compensation expense for below
     market options                                          --                --                --          93
Issuane of common stock for
     exercise of options                                     --                --                --       2,071
Tax benefit associated with stock options                    --                --                --         516
Dividends on Series A preferred stock                        --                --               (79)        (79)
Embedded dividend recognized on Series
     A Preferred Stock                                       --                --              (104)       (104)
Issuance of common stock for conversion
     of Series A Preferred Stock                             --                --                --       6,818
Valuation of subordinated note warrants                      --                --                --       1,244
Valuation of Series B Preferred Stock Warrants               --                --                --       5,400
Embedded dividend recognized on Series
     B Preferred Stock                                       --                --            (7,909)         --
Valuation of WorldCom options                                --                --                --       3,490
Valuation of WorldCom phantom stock awards                  606                --                --         606
Issuance of common stock for conversion
     of of Series B Preferred Stock                          --                --                --       1,385
Dividends on Series B Preferred Stock                        --                --              (262)       (262)
Net income                                                   --                --             2,514       2,514
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1998                                   606                --            (5,698)     40,217

Conversion of the WorldCom Option to SARs                    --                --                --      (1,896)
Issuance of common stock for GEC earnout                     --                --                --       4,596
Series B Preferred Stock Transactions:
     Repurchase of Series B Preferred Stock                  --                --            (4,496)    (10,002)
     Modification of conversion price of Series B
          Preferred Stock                                    --                --            (6,430)         --
     Modification of conversion price of Series B
          Preferred Stock Warrants                           --                --            (1,894)         --
     Repurchase of Series B Preferred Stock Warrants         --                --                --      (1,890)
     Increases to Series B default redemption value          --                --            (5,878)    (13,848)
Issuance of common stock in settlement of
     notes payable to directors                              --                --                --         828
Issuance of common stock for                                                   --
     exercise of options                                     --                --                --         355
Value of options granted to non-employees                    --                --                --         131
Net loss                                                     --                --           (18,060)    (18,060)
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999                                   606                --           (42,456)        431
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          FOR THE YEARS
                                                                                        ENDED OCTOBER 31,

                                                                     1999                      1998                     1997
                                                                   --------                   ------                   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $(18,060)                  $2,514                   $2,857
Adjustment to reconcile net income (loss) to net cash
   provided by (used in) operating activities, net of
   effects of acquisitions:
Extraordinary loss on early extinguishment of debt                    3,067                       --                       --
Depreciation                                                          9,644                    6,638                    4,532
Amortization                                                          2,189                      962                       --
Deferred income taxes                                                  (265)                     717                      727
Minority interest                                                       569                      618                      293
Impairment of long-lived assets                                       2,515                       --                       --
Equity in losses of investment in Kanas                                 591                       --                       --
Change in value of stock appreciation rights                          1,814                       --                       --
Gain on sale of assets held for sale                                 (1,048)                      --                       --
Accretion of property tax payable                                     2,284                       --                       --
Compensation recognized for conversion of stock options                  --                       93                      338
Reduction in revenue for litigation                                      --                       --                     (433)
Gain on disposal of property and equipment                             (234)                      --                       --
Issuance of options to non-employees                                    131                       --                       --
Other - net                                                               4                      156                       10
                                                                   --------                   ------                   ------
                                                                      3,201                   11,698                    8,324
Changes in assets and liabilities, net of effects from
   acquisitions:
Change in accounts receivable                                       (10,886)                   2,694                    1,002
Change in costs and profits in excess of
   billings on uncompleted contracts                                 25,000                  (16,987)                  (4,661)
Change in other current assets                                       (2,947)                   2,334                      431
Change in other assets                                                  327                    1,247                     (280)
Change in accounts payable and accrued liabilities                    4,750                   17,383                     (199)
Change in accruals for incurred job costs                            (9,318)                      --                       --
Change in billings in excess of costs and
   profits on uncompleted contracts                                     150                      569                     (927)
Change in reserves for losses on uncompleted contracts              (16,170)                 (15,110)                      --
Change in other non-current liabilities                              (2,658)                   2,789                      230
                                                                   --------                   ------                   ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (8,551)                   6,617                    3,920
                                                                   --------                   ------                   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net                                            (8,438)                  (9,966)                  (4,487)
Net proceeds from sale of property and equipment                      2,103                       90                       96
Proceeds from sale of assets held for sale                           27,048                       --                       --
Sales of investments                                                     --                       --                      567
Cash acquired in acquisitions                                            --                    4,661                      404
Cash paid for acquisitions                                               --                   (8,681)                  (3,000)
Cash invested in escrow account                                      (7,182)                      --                       --
                                                                   --------                   ------                   ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  13,531                  (13,896)                  (6,420)
                                                                   --------                   ------                   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit                                         --                   50,518                   (4,626)
Payment of shareholder / director loans                                (354)                  (2,925)                    (250)
Borrowings from shareholder / director                                   --                    2,050                       --
Proceeds from long-term debt                                            667                   10,000                   11,014
Proceeds from debt to finance acquisition                                --                   10,000                    3,000
Advances from WorldCom                                               32,000                       --                       --
Repayments on long-term debt                                        (13,485)                 (74,388)                  (9,272)
Distributions to minority interests                                    (226)                    (502)                    (293)
Repurchase of Series B Preferred Stock Warrants                      (1,890)                      --                       --
Redemption of Series B Preferred Stock                              (18,857)                      --                       --
Proceeds from the issuance of Preferred Stock, net                       --                   18,110                    5,418
Proceeds from the exercise of stock options                              --                    2,071                      732
Proceeds from issuance of common stock for options                      355                       --                       --
Dividends paid                                                         (166)                    (341)                    (260)
                                                                   --------                   ------                   ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (1,956)                  14,593                    5,463
                                                                   --------                   ------                   ------
Increase in cash and cash equivalents                                 3,024                    7,314                    2,963
Cash and cash equivalents at beginning of year                       13,544                    6,230                    3,267
                                                                   --------                   ------                   ------
Cash and cash equivalents at end of year                           $ 16,568                  $13,544                  $ 6,230
                                                                   ========                  =======                  =======
Supplemental disclosures of cash flow information:
Valuation of detachable warrants                                         --                  $ 6,644                  $    --
Discount on preferred stock                                              --                    7,909                       --
Conversion of Series B Preferred Stock                                   --                    1,385                       --
Conversion of Series A Preferred Stock                                   --                    6,818                       --
Valuation of below market options on acquisition                         --                    4,096                       --
Issuance of common stock for services                                    --                       --                       11
Compensation recognized on below market options                          --                       93                      338
Common stock issued in accordance with GEC earnout provisions         4,596                    1,278                      621
Common stock issued in exchange for note payable to director            828                       --                       --
Valuation of modification of conversion price of
  Series B Preferred Stock Warrants                                   1,894                       --                       --
Conversion of WorldCom Options to SARs                                1,896                       --                       --
Valuation of modification of
  conversion of Series B Preferred Stock                              6,430                       --                       --
Increases to Series B Preferred Stock default redemption value       13,848                       --                       --
Increases to goodwill for:
              Accrued GEC earnout payments                            1,806                   (4,596)                  (1,278)
              Recognition of deferred taxes for Patton
                acquisition                                           1,460                       --                       --
              Reallocation of MFSNT purchase price                    9,773                       --                       --
Cash paid for:
              Interest                                                3,689                    4,226                    1,684
              Income taxes                                            4,643                       29                       --

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

Contract price                                           $58.8
Transaction related costs                                  4.6
WorldCom Option                                            3.5
WorldCom Phantom Stock Awards                              0.6
--------------------------------------------------------------
Total purchase price                                     $67.5
--------------------------------------------------------------

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

                                                                            As Previously                       Final
                                                                               Reported     Adjustments      Allocation
-----------------------------------------------------------------------------------------------------------------------
Accounts receivable (1)                                                        $  47.0        $ (1.4)        $  45.6
Costs and profits in excess of billings on uncompleted contracts (2)              93.7          (5.0)           88.7
Assets held for sale                                                              38.8          --              38.8
Prepaid expenses                                                                   1.0          --               1.0
Property                                                                           5.7          --               5.7
Goodwill                                                                          16.5           9.8            26.3
Accounts payable (3)                                                             (13.7)         (0.5)          (14.2)
Billings in excess of costs and profits on uncompleted contracts                 (56.6)         --             (56.6)
Reserves for losses on uncompleted contracts (4)                                 (40.5)          0.6           (39.9)
Accrued restructuring costs (5)                                                   (2.0)          0.3            (1.7)
Property taxes payable                                                           (15.0)         --             (15.0)
Other accrued liabilities (6)                                                     (7.4)         (3.8)          (11.2)
-----------------------------------------------------------------------------------------------------------------------
         Total allocated purchase price                                        $  67.5        $ --           $  67.5
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

Pro Forma Financial Information (Unaudited)

Unaudited pro forma financial information for the Company is presented below as if the acquisitions of MFSNT and Patton had taken place as of November 1, for each of the following fiscal years ended October 31, (in thousands, except per share amounts):

                                                            1998             1997
-------------------------------------------------------------------------------------
Revenues                                                  $388,905          $481,707
Net loss                                                   (44,497)          (26,796)
Loss applicable to common stock                            (53,384)          (37,031)
Basic loss applicable to common stock per share              (5.39)            (4.35)

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

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                                         $  4,663
     Accounts receivable                                                             3,754
     Equipment and other assets                                                      6,548
-------------------------------------------------------------------------------------------
Subtotal                                                                            14,965
Accounts payable assumed                                                            (2,549)
-------------------------------------------------------------------------------------------
Deferred revenue (net amount received from COMSAT to complete the contracts)      $(12,416)
-------------------------------------------------------------------------------------------

The following is a summary of revenues and costs associated with the COMSAT contracts for the fiscal years ended October 31 (amounts in thousands):

                                                          1999       1998
--------------------------------------------------------------------------
Billings on the COMSAT contracts (1)                    $ 7,952    $11,327
Deferred revenue recognized                               3,935      8,481
--------------------------------------------------------------------------
Total revenues recognized                                11,887     19,808
Direct contract costs                                     8,675     10,672
--------------------------------------------------------------------------
Gross margin from COMSAT contracts                      $ 3,212    $ 9,136
--------------------------------------------------------------------------

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

7.       UNCOMPLETED CONTRACTS:

Uncompleted contracts consist of the following at October 31, (in thousands):

                                                    1999           1998
--------------------------------------------------------------------------
Costs incurred on uncompleted contracts          $ 212,590       $ 116,073
Earning recognized on uncompleted contracts         36,704          29,086
--------------------------------------------------------------------------
     Total                                         249,294         145,159
Less billings to date                             (229,557)        (97,120)
--------------------------------------------------------------------------
     Net                                         $  19,737       $  48,039
--------------------------------------------------------------------------

Included in the accompanying consolidated balance sheets under the following headings at October 31, (in thousands):

                                                   1999           1998
-------------------------------------------------------------------------
Costs and profits in excess of billings on
    uncompleted contracts                       $ 71,808       $ 105,478
Billings in excess of costs and profits on
    uncompleted contracts                         (6,478)         (6,328)
Accruals for incurred job costs                  (45,593)        (51,111)
-------------------------------------------------------------------------
     Net                                        $ 19,737       $  48,039
-------------------------------------------------------------------------

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

                                         Network     Transportation
                                         Services       Services        Total
-------------------------------------------------------------------------------
Balance, July 2, 1998                      16,266         24,234         40,500
Amount utilized                            (8,237)        (6,873)       (15,110)
-------------------------------------------------------------------------------
Balance, October 31, 1998                   8,029         17,361         25,390
Valuation adjustments (1)                   2,463         (3,082)          (619)
Amount utilized                            (4,789)       (11,362)       (16,151)
-------------------------------------------------------------------------------
Balance, October 31, 1999                $  5,703       $  2,917       $  8,620
-------------------------------------------------------------------------------

(1) The valuation adjustments recorded during the fiscal year ended October 31, 1999, were the result of final projected cost estimates on previously identified Loss Jobs unavailable at the date of acquisition.

11.       DEBT:

The Company's debt consists of the following at October 31, (in thousands):

                                                                                                   1999       1998
---------------------------------------------------------------------------------------------------------------------
Revolving Credit Facility with bank that is currently in default which gives the lender the right to accelerate payment, maturing November 2000, interest payment dates and rates vary
(9.61 percent at October 31, 1999, including default interest of 2 percent and 7.69 percent
at October 31, 1998), secured by the Company's existing and future restricted subsidiaries        $35,000     $35,000

Note payable to WorldCom maturing November 2000, interest is payable quarterly at an annual rate of 11.5 percent. Subsequent to October 31, 1999, $25.5 million was converted to common
stock. Refer to Note 23, "Subsequent Events."                                                      30,000      30,000

Senior Subordinated Notes, repaid during fiscal year 1999, original agreement provided for annual payments of $5.0 million January 6, 2004 and 2005, 12.0 percent interest per annum, in
arrears, paid semi-annually                                                                            --      10,000

Notes payable                                                                                         303         860
---------------------------------------------------------------------------------------------------------------------
                                                                                                   65,303      75,860

Capital leases                                                                                      1,069       1,350
---------------------------------------------------------------------------------------------------------------------
                                                                                                   66,372      77,210
Less discount on Senior Subordinated Notes                                                             --      (1,087)
---------------------------------------------------------------------------------------------------------------------
                                                                                                   66,372      76,123
Less current portion                                                                               35,754      14,438
---------------------------------------------------------------------------------------------------------------------
Long-term debt, non-current portion                                                               $30,618     $61,685
---------------------------------------------------------------------------------------------------------------------

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

Senior Subordinated Notes resulted in an extraordinary loss on the early extinguishment of debt of approximately $3.0 million, net of tax of zero.

AGGREGATE MATURITIES

The aggregate maturities of long-term debt and capital leases for years subsequent to October 31, 1999, are as follows:

2000                                                $35,754
2001                                                 30,321
2002                                                     75
2003                                                     19
2004                                                     19
Thereafter                                              184
-----------------------------------------------------------
                                                    $66,372
-----------------------------------------------------------

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

Future minimum lease payments required under operating and capital leases with initial terms in excess of one year are as follows (in thousands):

YEARS ENDING OCTOBER 31,                                                          CAPITAL LEASES       OPERATING LEASES
-----------------------------------------------------------------------------------------------------------------------

2000                                                                                  $  707               $ 3,549
2001                                                                                     488                 2,573
2002                                                                                      60                 1,938
2003                                                                                      --                 1,386
2004                                                                                      --                   811
Thereafter                                                                                --                    --
-----------------------------------------------------------------------------------------------------------------------
         Total minimum lease payments                                                 $1,255               $10,257
-----------------------------------------------------------------------------------------------------------------------
Present value of net minimum lease payments                                           $1,069
Less current installments or obligations under capital leases                            707
-----------------------------------------------------------------------------------------------------------------------
Obligations under capital leases, excluding current installments                      $  362
-----------------------------------------------------------------------------------------------------------------------

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

Gross offering proceeds (face value of preferred stock)                                 $20.0
Offering costs                                                                           (1.9)
Value of Series B Preferred Stock warrants issued                                        (5.4)
----------------------------------------------------------------------------------------------------------
Amount attributable to preferred stock and beneficial conversion privilege               12.7        $12.7
Value of common stock issuable on conversion (face value divided by 97%)                   --         20.6
----------------------------------------------------------------------------------------------------------
Amount deemed paid for the beneficial conversion privilege                               (7.9)       $(7.9)
----------------------------------------------------------------------------------------------------------
Amount deemed paid for Series B Preferred Stock                                         $ 4.8
----------------------------------------------------------------------------------------------------------

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

A summary of the above described transactions and their effects on equity and income applicable to common stock is presented below (amounts in $millions):


                                                                                        Additional
                                                             Series B                    Paid-in      Charged to
                                                              Stock         Warrants      Capital       Earnings
----------------------------------------------------------------------------------------------------------------
Proceeds from Series B offering                              $  12.7        $  5.4        $  7.9       $  (7.9)
Conversion of 436 Series B shares                               (1.4)           --           1.4            --
----------------------------------------------------------------------------------------------------------------
Balances at October 31, 1998                                    11.3           5.4           9.3          (7.9)
                                                                                                       ---------
Repurchase of 2,785 Series B shares                             (8.9)           --          (5.5)         (4.5)
February 1999 modifications of terms-
     Additional embedded dividend                                 --            --           6.4          (6.4)
     Additional warrant valuation                                 --           1.9            --          (1.9)
Repurchase of 630,000 warrants for $1.9 million                   --          (4.6)          2.7            --
May 1999 recharacterization of Series B Stock as put
liability                                                       13.9            --          (8.0)         (5.9)
                                                                                                       ---------
Total charged to earnings, year ended October 1999                                                       (18.7)
----------------------------------------------------------------------------------------------------------------
Balances at October 31, 1999                                 $  16.3        $  2.7        $  4.9       $ (26.6)
----------------------------------------------------------------------------------------------------------------

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


                                                1999                         1998                       1997
-----------------------------------------------------------------------------------------------------------------------
                                                    Option Price                Option Price               Option Price
                                          Shares     Per Share         Shares    Per Share         Shares    Per Share
-----------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year               664     $6.20-$14.00       372     $6.00-$7.81         160    $5.75-$6.88
Grants                                     1,134      5.75-9.94         592      5.34-14.00         323     6.00-7.81
Exercises                                    (79)     5.75-7.25        (212)     5.34-7.81          (72)    6.00-6.88
Cancellations                               (647)     5.75-14.00        (88)     6.38-7.81          (39)    5.88-7.81
-----------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                   1,072        5.75-9.94       664      6.20-14.00         372      6.00-7.81
-----------------------------------------------------------------------------------------------------------------------
Options exercisable, end of year             652        5.75-9.94        91      6.20-14.00          95      6.00-7.81
-----------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
     options granted during the
     year                                            $       6.61               $      8.56                $        --
-----------------------------------------------------------------------------------------------------------------------

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

                                                  Year Ended October 31,
----------------------------------------------------------------------------
                                              1999        1998         1997
----------------------------------------------------------------------------
Income (loss) applicable to common stock:
     As reported                            (36,758)     (5,840)       1,331
     Pro forma                              (38,302)     (7,303)       1,121
Diluted income (loss) applicable to
  common stock per share:
     As reported                           $  (3.10)    $ (0.59)      $ 0.16
     Pro forma                                (3.23)      (0.74)        0.13

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

19.      INCOME TAXES:

An analysis of the components of income (loss) before income taxes and minority interest is presented below for the fiscal years ended October 31 (amounts in thousands):

                                 1999         1998        1997
----------------------------------------------------------------
Domestic                       $(18,285)      $6,084      $3,304
Foreign                             656          453         573
----------------------------------------------------------------
                               $(17,629)      $6,537      $3,877
----------------------------------------------------------------

The provision (benefit) for income taxes is composed of the following for the fiscal years ended October 31 (in thousands):

                                                  1999         1998         1997
--------------------------------------------------------------------------------
Current:
    Federal                                    $  (540)      $ 1,937       $ --
     State                                         402           751         --
--------------------------------------------------------------------------------
                                                  (138)        2,688         --
--------------------------------------------------------------------------------
Deferred:
     Federal                                     4,003           792        657
     State                                         149           (75)        70
     Change in valuation allowance              (4,152)           --         --
--------------------------------------------------------------------------------
                                                    --           717        727
--------------------------------------------------------------------------------
Total provision (benefit) for income taxes     $  (138)      $ 3,405       $727
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------

Deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these differences are as follows at October 31 (amounts in thousands):

                                                          1999          1998
------------------------------------------------------------------------------
Current deferred tax assets (liabilities):
     Allowance for doubtful accounts                     $ 1,243       $   312
     Accrued liabilities                                   1,029            --
     Other                                                   (25)          747
------------------------------------------------------------------------------
                                                           2,247         1,059
------------------------------------------------------------------------------
Non-current deferred tax assets (liabilities):
     Property and equipment                               (3,183)         (755)
     Net operating loss (NOL) carryforwards                2,806            --
     Stock appreciation rights payable                       744            --
     Accrued liabilities                                     389            --
     Other                                                   204           (39)
------------------------------------------------------------------------------
                                                             960          (794)
------------------------------------------------------------------------------
Net deferred tax asset prior to valuation allowance        3,207           265
Valuation allowance                                       (3,207)           --
------------------------------------------------------------------------------
                                                         $    --       $   265
------------------------------------------------------------------------------

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

                                               For the Fiscal Year Ended October 31,
------------------------------------------------------------------------------------
                                                  1999           1998          1997
------------------------------------------------------------------------------------
Sales to unaffiliated customers:
Network Services                               $ 260,354       $ 62,243      $    --
Transportation Services                           39,394         24,639           --
Construction                                     113,948        125,270       82,171
Communication Development (International)          4,869          5,329        4,163
------------------------------------------------------------------------------------
                                               $ 418,565       $217,481      $86,334
------------------------------------------------------------------------------------
Income (loss) from operations:
Network Services                               $  14,746       $  6,272      $    --
Transportation Services                          (10,618)         2,586           --
Construction                                      (5,730)         1,718        4,824
Communication Development (International)            346            182           17
Unallocated Corporate Overhead                      (628)           651           --
------------------------------------------------------------------------------------
                                               $  (1,884)      $ 11,409      $ 4,841
------------------------------------------------------------------------------------
Identifiable assets:
Network Services                               $ 139,460       $159,660      $    --
Transportation Services                           50,178         48,830           --
Construction                                      66,667         71,941       44,751
Communication Development (International)          3,813          4,496        2,509
Corporate                                          1,915          5,833        3,086
------------------------------------------------------------------------------------
                                               $ 262,033       $290,760      $50,346
------------------------------------------------------------------------------------

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

                                                                As Reported     Adjustments       Adjusted
-------------------------------------------------------------------------------------------------------------------
First quarter:
         Revenues                                                $  91,777       $  1,303       $  93,080
         Operating income (loss)                                     5,363         (2,842)          2,521
         Net income (loss)                                            (581)        (4,737)         (5,318)
         Income (loss) applicable to common stock                     (761)        (4,737)         (5,498)
         Income (loss) applicable to common stock per share          (0.06)         (0.41)          (0.47)

Second quarter:
         Revenues                                                  124,481           (752)        123,729
         Operating income (loss)                                       536         (3,393)         (2,857)
         Net income (loss)                                              41         (1,636)         (1,595)
         Income (loss) applicable to common stock                  (15,151)           845         (14,306)
         Income (loss) applicable to common stock per share          (1.29)          0.07           (1.22)

Third quarter:
         Revenues                                                  102,562            219         102,781
         Operating income (loss)                                     6,546         (5,091)          1,455
         Net income (loss)                                             161         (5,646)         (5,485)
         Income (loss) applicable to common stock                      122        (10,387)        (10,265)
         Income (loss) applicable to common stock per share            .01          (0.88)          (0.87)

Fourth quarter:
         Revenues                                                   98,975             --          98,975
         Operating income (loss)                                    (3,003)            --          (3,003)
         Net income (loss)                                          (5,662)            --          (5,662)
         Income (loss) applicable to common stock                   (6,689)            --          (6,689)
         Income (loss) applicable to common stock per share          (0.56)            --           (0.56)


                                                                                               NET INCOME (LOSS) APPLICABLE
                                                                NET INCOME (LOSS)                      TO COMMON STOCK
                                                       ------------------------------------------------------------------------
                                                         FIRST       SECOND       THIRD         FIRST       SECOND      THIRD
                                                        QUARTER     QUARTER      QUARTER       QUARTER     QUARTER     QUARTER
                                                       ------------------------------------------------------------------------
Amounts previously reported                            $  (581)     $    41      $   161     $   (761)   $ (15,151)    $    122
                                                       ------------------------------------------------------------------------
Adjustments:

     WorldCom SAR obligation (1)                        (1,906)         821         (687)      (1,906)         821         (687)
     Improperly deferred costs (2)                        (763)      (2,382)      (2,778)        (763)      (2,382)      (2,778)
     Costs improperly charged against reserves (3)        (132)         623       (1,514)        (132)         623       (1,514)
     Prior year accrual adjustment (4)                    (957)          --           --         (957)          --           --
     Equipment impairment loss (5)                          --       (1,146)          --           --       (1,146)          --
     Tax effects of other adjustments (6)                 (118)         807          309         (118)         807          309
     Series B redemption and modification (7)               --           --           --           --        2,481       (3,338)
     Series B liquidation value adjustment (8)              --           --           --           --           --       (1,403)
     Other adjustments (9)                                (625)         (18)         (92)        (625)         (18)         (92)
     Long-term service contract adjustments (10)          (236)        (341)        (884)        (236)        (341)        (884)
                                                       ------------------------------------------------------------------------
     Total adjustments                                  (4,737)      (1,636)      (5,646)      (4,737)         845      (10,387)
                                                       ------------------------------------------------------------------------
Restated Amount                                        $(5,318)     $(1,595)     $(5,485)     $(5,498)    $(14,306)    $(10,265)
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

(10) These adjustments recognize losses on long-term service contracts as incurred as discussed more fully in the following paragraph.

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

Quarterly unaudited amounts for the fiscal years ended October 31, 1998 and 1997 are as follows (in thousands, except per share data):

                                                                   First         Second         Third        Fourth
                                                                  Quarter       Quarter        Quarter       Quarter
--------------------------------------------------------------------------------------------------------------------
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

The pro forma effect of the WorldCom Conversion Agreement and the Series B and Series C Transactions on the October 31, 1999, consolidated balance sheet is as follows:

                                           WorldCom
                          As Reported     Conversion       Series B        Series C          Pro Forma
------------------------------------------------------------------------------------------------------
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

                   Able Telcom Holding Corp. and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts

                   Years ended October 31, 1999, 1998 and 1997

                                                Balance at                       Charged to                    Balance at
                                               Beginning of                      Costs and                       End of
                                                  Period       Acquisitions       Expenses      Deductions       Period
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
         October 31, 1999                           $866          $    --          $5,044        $2,396          $3,514
         October 31, 1998                            686               75             782           677             866
         October 31, 1997                            828               --             160           302             686

Restructuring and other acquisition reserves:
         October 31, 1999                          1,541               --              --           959             582
         October 31, 1998                             --            4,997              --         3,456           1,541
         October 31, 1997                             --               --              --            --              --

Reserves for litigation and claims:
         October 31, 1999                          4,014               --              --           700           3,314
         October 31, 1998                             --            5,000              --           986           4,014
         October 31, 1997                             --               --              --            --              --

Reserves for losses on uncompleted contracts:
         October 31, 1999                         25,390            2,463              --        19,233           8,620
         October 31, 1998                             --           40,500              --        15,110          25,390
         October 31, 1997                             --               --              --            --              --