Form 10-Q
period 2000-04-30
ABLE TELCOM HOLDING CORP
filed 2000-06-19
CIK 826411

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________.

                         COMMISSION FILE NUMBER 0-21986


                            ABLE TELCOM HOLDING CORP.
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                             FLORIDA           65-0013218
                             ----------------------------
         (STATE OF OTHER JURISDICTION OF             (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

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

                                 YES [X] NO [ ]

As of May 31, 2000, there were 16,308,582 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                    NUMBER
                                                                                                                    ------
PART I.  FINANCIAL INFORMATION
          Item 1. Financial Statements

                         Condensed Consolidated Balance Sheets as of April 30, 2000
                            (Unaudited) and October 31, 1999.......................................................    3

                         Condensed Consolidated Statements of Operations (Unaudited)
                            for the three and six months ended April 30, 2000 and 1999.............................    4

                         Condensed Consolidated Statements of Cash Flows (Unaudited)
                            for six months ended April 30, 2000 and 1999...........................................    5

                         Notes to Condensed Consolidated Financial Statements (Unaudited)..........................    6

          Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations..................................................................   26

          Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................   31

PART II. OTHER INFORMATION

          Items 1, 4 and 5 - Not Applicable

          Item 2. Changes in Securities and Use of Proceeds........................................................   32

          Item 3. Defaults Upon Senior Securities..................................................................   34

          Item 6. Exhibits and Reports on Form 8-K.................................................................   34

SIGNATURES.........................................................................................................   41

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                    OCTOBER 31,
                                                                                               April 30, 2000         1999 (1)
                                                                                               ---------------      -----------
                                                                                                 (UNAUDITED)

ASSETS
Currents Assets:
         Cash and cash equivalents .......................................................        $   11,441         $   16,568
         Accounts receivable, including retainage of $18,809 and $16,158 and net of allowances for bad debts of $3,323 and $3,514 at April 30, 2000 and
              October 31, 1999, respectively .............................................           104,326             73,645
         Costs and profits in excess of billings on uncompleted contracts ................            56,841             69,977
         Prepaid expenses and other current assets .......................................             9,332              5,853
                                                                                                  ----------         ----------
                 Total current assets ....................................................           181,940            166,043
Property and equipment:
         Land and buildings ..............................................................             3,801              3,801
         Equipment, furniture and fixtures ...............................................            47,642             43,989
                                                                                                  ----------         ----------
                                                                                                      51,443             47,790
         Less - Accumulated depreciation .................................................           (22,854)           (19,987)
                                                                                                  ----------         ----------
         Property and equipment, net .....................................................            28,589             27,803
Other assets:
         Goodwill, net of accumulated amortization of $5,208 and $4,078 at April
              30, 2000 and October 31, 1999, respectively ................................            40,485             41,222
         Networks under construction .....................................................            39,848              1,831
         Investment in Kanas .............................................................                --             12,159
         Other non-current assets ........................................................            12,989             12,975
                                                                                                  ----------         ----------
                  Total other assets .....................................................            93,322             68,187
                                                                                                  ----------         ----------
         Total assets ....................................................................        $  303,851         $  262,033
                                                                                                  ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
         Current portion of long-term debt ...............................................        $   41,043         $   35,754
         Accounts payable and accrued liabilities including retainage of $18,737
              and $11,618 at April 30, 2000 and October 31, 1999, respectively ...........           117,120             66,617
         Accruals for incurred job costs .................................................            49,444             45,593
         Advance from WorldCom ...........................................................            32,000                 --
         Reserves for losses on uncompleted contracts ....................................            30,605              8,620
         Billings in excess of costs and profits on uncompleted contracts ................             9,387              6,478
         Notes payable to shareholders and employees .....................................               607                 --
         Stock appreciation rights payable ...............................................                --              3,710
                                                                                                  ----------         ----------
                 Total current liabilities ...............................................           280,206            166,772
         Long-term debt, non-current portion .............................................               732             30,618
         Advance from WorldCom ...........................................................                --             32,000
         Property tax payable, non-current portion .......................................            16,661             15,468
         Long-term deferred revenues .....................................................            11,073                 --
         Other non-current liabilities and minority interest .............................               301                422
                                                                                                  ----------         ----------
                  Total liabilities ......................................................           308,973            245,280
Commitments and contingencies
Series B Preferred Stock, $.10 par value; stated at aggregate accumulated redemption value at October 31, 1999; 779 shares issued and outstanding at
         October 31, 1999 ................................................................                --             16,322
Series C Preferred Stock, $.10 par value; aggregate liquidation value of $15,000 plus accumulated dividends of $208; 5,000 shares issued and outstanding at
         April 30, 2000 ..................................................................            13,665                 --
                                                                                                  ----------         ----------
Shareholders' Equity (Deficit):
         Common stock, $.001 par value, authorized 25,000,000 shares; 16,008,215 and
           11,891,338 shares issued and outstanding, respectively ........................                16                 12
         Additional paid-in capital ......................................................            74,213             38,290
         Senior Note Warrants ............................................................             1,244              1,244
         Series B Preferred Stock Warrants ...............................................             3,948              2,735
         Series C Preferred Stock Warrants ...............................................             1,097                 --
         WorldCom Phantom Stock ..........................................................               606                606
         Retained deficit ................................................................           (99,911)           (42,456)
                                                                                                  ----------         ----------
                  Total shareholders' equity (deficit) ...................................           (18,787)               431
                                                                                                  ==========         ==========
         Total liabilities and shareholders' equity (deficit) ............................        $  303,851         $  262,033
                                                                                                  ==========         ==========

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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          For the Three Months Ended    For the Six Months Ended
                                                                                   April 30                      April 30
                                                                          ---------------------------  --------------------------
                                                                               2000          1999          2000          1999
                                                                          -------------  ------------  ------------  ------------
                                                                                         (Restated)(1)               (Restated)(1)
Revenue:
   Construction and maintenance .........................................  $    131,826  $     88,008  $    238,741  $    181,088
   Conduit sale .........................................................            --        35,721            --        35,721
                                                                           ------------  ------------  ------------  ------------
   Total revenue ........................................................       131,826       123,729       238,741       216,809

Costs and expenses:
   Construction and maintenance .........................................       144,641        77,560       247,167       155,656
   Costs of conduit sale ................................................            --        34,673            --        34,673
   General and administrative expense ...................................        17,642         8,681        29,609        18,367
   Impairment of intangible assets ......................................            --         2,465            --         2,465
   Depreciation and amortization expense ................................         2,825         3,207         5,633         5,984
                                                                           ------------  ------------  ------------  ------------

   Total costs and expenses .............................................       165,108       126,586       282,409       217,145
                                                                           ------------  ------------  ------------  ------------

Loss from operations ....................................................       (33,282)       (2,857)      (43,668)         (336)

Other income (expense):
   Interest expense .....................................................        (1,516)       (2,210)       (3,965)       (4,688)
   Change in value of stock appreciation rights .........................            --         7,230         3,710         1,896
   Equity in losses/impairment of investment in Kansas ..................       (11,875)           --       (12,184)           --
   Other ................................................................            44          (551)          368          (554)
                                                                           ------------  ------------  ------------  ------------

   Total other income (expense) .........................................       (13,347)        4,469       (12,071)       (3,346)
                                                                           ------------  ------------  ------------  ------------

Income (loss) before income taxes, minority interest and
   extraordinary item ...................................................       (46,629)        1,612       (55,739)       (3,682)
Provision for (benefit from) income taxes ...............................          (296)           15            --           (35)
                                                                           ------------  ------------  ------------  ------------

Income (loss) before minority interest and extraordinary item ...........       (46,333)        1,597       (55,739)       (3,647)
Minority interest .......................................................           122           125            50           199
                                                                           ------------  ------------  ------------  ------------
Income (loss) before extraordinary item .................................       (46,455)        1,472       (55,789)       (3,846)
Extraordinary loss on early extinguishment of debt ......................            --        (3,067)           --        (3,067)
                                                                           ------------  ------------  ------------  ------------

Net loss ................................................................       (46,455)       (1,595)      (55,789)       (6,913)
Increase in default redemption value of Series B Preferred Stock ........            --            --        (1,404)           --
Redemption of 2,785 shares of Series B Preferred Stock ..................            --        (4,323)           --        (4,323)
Modification of exercise price of Series B Preferred Stock Warrants .....            --        (1,894)           --        (1,894)
Modification of conversion price of Series B Preferred Stock ............            --        (6,430)           --        (6,430)
Series C Preferred Stock dividends and accretion ........................          (262)           --          (262)           --
Series B Preferred Stock dividends ......................................            --           (64)           --          (244)
                                                                           ------------  ------------  ------------  ------------
Loss applicable to common stock .........................................  $    (46,717) $    (14,306) $    (57,455) $    (19,804)
                                                                           ============  ============  ============  ============

Weighted average shares outstanding:
Basic ...................................................................    15,966,215    11,717,244    14,339,220    11,709,839
Diluted .................................................................    15,966,215    11,717,244    14,339,220    11,709,839
Loss applicable to common stock per share:
Basic:
Loss before minority interest and extraordinary item ....................         (2.93)        (0.96)        (4.01)        (1.43)
Extraordinary loss on early extinguishment of debt ......................            --         (0.26)           --         (0.26)
Loss applicable to common stock .........................................         (2.93)        (1.22)        (4.01)        (1.69)
Diluted:
Loss before minority interest and extraordinary item ....................         (2.93)        (0.96)        (4.01)        (1.43)
Extraordinary loss on early extinguishment of debt ......................            --         (0.26)           --         (0.26)
Loss applicable to common stock .........................................         (2.93)        (1.22)        (4.01)        (1.69)

(1) The fiscal 1999 unaudited amounts have been adjusted from amounts previously reported by the Company in quarterly filings with the Securities and Exchange Commission. Refer to Note 4, "Quarterly Financial Data."

           See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                For the Six Months Ended April 30,
                                                                                                ----------------------------------
                                                                                                    2000                 1999
                                                                                                ------------         -------------
                                                                                                                     Restated (1)
Cash provided by (used in) operating activities ..........................................        $   (3,627)        $   17,645

Cash flows from Investing Activities:
     Capital expenditures, net ...........................................................            (5,396)            (1,646)
     Cash acquired from acquisition of businesses ........................................               122                 --
                                                                                                  ----------         ----------
         Net cash used in investing activities ...........................................            (5,274)            (1,646)

Cash flows from Financing Activities:
     Repayments of long-term debt and other borrowings ...................................              (291)           (31,232)
     Proceeds from the issuance of long-term debt and other borrowings ...................                --             32,163
     Redemption of Series B Preferred Stock ..............................................           (11,601)                --
     Proceeds from the issuance of preferred stock and warrants, net .....................            14,400                (92)
     Proceeds from the exercise of stock options .........................................             1,102                330
     Dividends paid on preferred stock ...................................................                --               (244)
     Other ...............................................................................               164                 34
                                                                                                  ----------         ----------

     Net cash provided by financing activities ...........................................             3,774                959
                                                                                                  ----------         ----------

Change in cash and cash equivalents ......................................................            (5,127)            16,958
Cash and cash equivalents, beginning of period ...........................................            16,568             13,544
                                                                                                  ----------         ----------

Cash and cash equivalents, end of period .................................................        $   11,441         $   30,502
                                                                                                  ==========         ==========

Supplemental disclosures:
     Increases in goodwill resulting from acquisition of SASCO/SES .......................               392                 --
     Common stock issued in conjunction with the acquisition of SASCO/SES ................               739                 --
     Conversion of WorldCom debt to common stock .........................................            25,544                 --
     Contribution of interest payable to WorldCom ........................................             3,483                 --
     Increase in default redemption value of Series B Preferred Stock ....................             1,404                 --
     Warrants issued to financial advisor for Series C Preferred Stock offering ..........               313                 --
     Common stock issued to redeem Series B Preferred Stock ..............................             4,911                 --
     Warrants issued to redeem Series B Preferred Stock ..................................             1,213                 --
     Valuation of stock appreciation rights ..............................................             3,710              1,896
     Common stock issued or accrued in conjunction with GEC earnout provisions ...........               205              4,595
     Common stock issued in exchange for note payable to director ........................                --                828
     Modification of conversion price of Series B Preferred Stock ........................                --              6,430
     Modification of exercise price of Series B Preferred Stock Warrants .................                --              1,894
     Compensation recognized on deferred compensation plans ..............................                --                710

(1) The fiscal 1999 unaudited amounts have been adjusted from amounts previously reported by the Company in quarterly filings with the Securities and Exchange Commission. Refer to Note 4, "Quarterly Financial Data."

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

All material intercompany accounts and transactions have been eliminated. Certain items in the condensed consolidated financial statements for the three and six months ended April 30, 1999, and as of October 31, 1999, have been reclassified to conform with the current presentation.

2.       GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The following conditions raise substantial doubt about the Company's ability to continue as a going concern.

(1) The Company has negative working capital of $98.3 million and a shareholders' deficit of $18.8 million as of April 30, 2000.

(2) The Company incurred losses from operations of $43.7 million, net losses of $55.8 million, and losses applicable to common stock of $57.5 million during the six months ended April 30, 2000. The Company also incurred losses from operations of $1.9 million, net losses of $18.1 million, and losses applicable to common stock of $36.8 million during the fiscal year ended October 31, 1999.

(3) The Company has borrowed the maximum available under its existing Credit Facility and is in default of the related covenants. The Credit Facility lenders have the right to demand payment and the Company has insufficient liquidity to pay such amounts, if called. The Company has not yet been successful in obtaining alternative financing and may have insufficient liquidity to fund its continuing operations.

(4)  As discussed in Note 9, "Reserves for Losses on Uncompleted Contracts" and
     Note 16, "Segment Information", reserves for losses on uncompleted contracts at April 30, 2000, totaled $30.6 million, including a $24.4 million increase during the six months ended April 30, 2000 related primarily to the New Jersey Consortium contract. Funding of these expected losses will have a material adverse effect on the Company's future liquidity.

(5) Some of the Company's construction contracts require payment of liquidated damages if certain milestones are not achieved on schedule. Lack of sufficient liquidity to pay vendors and subcontractors for those contracts on a timely basis could result in delays and significant additional obligations to the Company that are currently not anticipated or reflected in the Company's consolidated financial statements.

(6) As discussed in Note 11, "Contingencies," the Company is the defendant in various legal matters that individually or in aggregate could have a material adverse effect on the Company's financial position. Subsequent to April 30, 2000, a significant judgement was awarded by a jury against the Company in favor of

     SIRIT Technologies, Inc. ("SIRIT") Pending the outcome of subsequent motions to the court and potential appeals of the judgement, the accompanying unaudited condensed consolidated financial statements do not reflect any liability that may ultimately result from the SIRIT litigation.

(7) The Company has been involved in discussions with NASDAQ regarding the Company's ability to meet certain minimum listing requirements, including minimum net equity. Failure of the Company to meet such requirements or present a plan approved by NASDAQ to meet such requirements could result in delisting of the Company's common stock by NASDAQ. As discussed in Note 12, "Preferred Stock," delisting by NASDAQ is an event of default under certain of the Company's non-registered securities that may require the Company to pay punitive interest and/or redeem such securities at punitive liquidation values. The Company has insufficient liquidity to redeem such securities if required to do so.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including goodwill, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability.

In response to these conditions, Management has consummated the following over the past 12 months:

(1) As part of the Company's ongoing efforts to align strategically the profitable portions of its business and as a result of significant turnover and the deterioration of underlying contracts, the Company closed Dial Communications, Inc. ("Dial") and Able Integrated Systems, Inc. ("AIS") during the fiscal year ended October 31, 1999, which together used cash flows from operations of approximately $7.4 million and $3.8 million during the fiscal years ended October 31, 1999 and 1998.

(2) As discussed in Note 10, "Debt," approximately $25.5 million of the Company's indebtedness to WorldCom was converted to common stock of the Company during January 2000.

(3) As discussed in Note 12, "Preferred Stock," approximately $6.1 million of the accrued redemption value of the Company's Series B Preferred Stock was paid by issuing common stock and warrants of the Company during the quarter ended April 30, 2000. Concurrently, the remaining Series B Preferred Stock redemption obligation of approximately $10.9 million was paid with cash funded through the issuance of $15.0 million of Series C Preferred Stock.

(4) As discussed in Note 16, "Segment Information," the Company executed a comprehensive amendment to the New Jersey Consortium Contracts in June 2000.

(5) As discussed in Note 11, "Contingencies," the Company has filed with the court a motion for remittitur and judgement with regard to the SIRIT judgement pleading both that SIRIT did not prove essential elements of its claims and that the punitive damage awards were excessive. Additionally, the Company is prepared to file the appropriate appeals to have the verdict set aside.

Management's ongoing plans to deal with these conditions are as follows:

(1) The Company is allocating its resources to meet its current contractual commitments, particularly those commitments that could result in contractual default and liquidated damages.

(2) With regard to certain jobs, specifically Loss Jobs, the Company continues to negotiate significant change orders for out-of-scope and other work that the Company has previously completed. Such change orders are not reflected in the condensed consolidated financial statements.

(3) The Company continues with its efforts to raise replacement or additional financing which include ongoing discussions with current investors, third-party investors and the Credit Facility lenders.

3.       REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION

The Company has worked, over approximately the past year, with the staff of the Securities and Exchange Commission ("SEC") to resolve certain issues relating to accounting and other disclosures made by the Company in connection with the acquisition of Adesta from WorldCom effective July 2, 1998. As a result of the SEC's review, the following events have taken place:

(1) The Company has restated the preacquisition financial statements of Adesta (formerly known as MFS Network Technologies, Inc. or MFSNT). The restatement included the financial statements of MFSNT as of and for the year ended December 31, 1997 and as of and for the period ended July 2, 1998. See the Company's Form 8-K/A-4 that has been filed with the SEC.

(2) The Company's 1998 Form 10-K/A-2 has been filed with the SEC to include certain additional disclosures and to include changes required to the "Pro Forma Financial Information" relating to the acquisition of MFSNT.

(3) The Company has also filed Forms 10-Q/A for the quarters ended January 31, 1999, April 30, 1999 and July 31, 1999. The financial statements for the quarters were restated as disclosed in the Company's 1999 Form 10-K and certain additional disclosures in the notes to the financial statements were added. The Company's 1999 Form 10-K/A has also been filed to incorporate additional disclosures requested by the SEC staff.

The Company has received verbal acceptance from the SEC regarding resolution of the accounting and disclosure issues related to the acquisition of Adesta. However, the SEC has reserved the right to review the Company's Form 10-K/A for 1999 and the Form 10-Q for the quarter ended January 31, 2000.

The Company has also resubmitted its Notice of Annual Meeting, Proxy Statement and Proxy (collectively the "Proxy") for the years ended October 31, 1999 and 1998. As of the date of filing this Form 10-Q report, the SEC had not completed its review of the Proxy. Able has not been able to hold a shareholders' meeting since April 1998 and shareholder approval of certain proposals included in the Proxy is necessary to avoid punitive provisions relating to the Company's preferred stock as described in Note 12, "Preferred Stock." Able expects to schedule and hold a shareholders' meeting as soon as practicable after receiving clearance of its Proxy from the SEC.

4.       QUARTERLY FINANCIAL DATA

The quarterly unaudited amounts for the three and six months ended April 30, 1999, have been adjusted from amounts originally reported by the Company in its quarterly filings with the Securities and Exchange Commission. The adjustments relate to accounting errors discovered subsequent to October 31, 1999. Their nature and effects on the results of operations for the three and six months ended April 30, 1999, are summarized below (in thousands, except per share data):

                                                       As Reported      Adjustments     Adjusted
-------------------------------------------------------------------------------------------------

For the Three Months Ended April 30, 1999:
     Revenues                                            $  124,481     $     (752)    $  123,729
     Operating income (loss)                                    536         (3,393)        (2,857)
     Net income (loss)                                           41         (1,636)        (1,595)
     Loss applicable to common stock                        (15,151)           845        (14,306)
     Loss applicable to common stock per share                (1.29)          0.07          (1.22)

For the Six Months Ended April 30, 1999:
     Revenues                                            $  216,258     $      551     $  216,809
     Operating income (loss)                                  5,899         (6,235)          (336)
     Net loss                                                  (540)        (6,373)        (6,913)
     Loss applicable to common stock                        (15,912)        (3,892)       (19,804)
     Loss applicable to common stock per share                (1.35)         (0.34)         (1.69)
-------------------------------------------------------------------------------------------------

                                                                                     Net income (loss) Applicable to
                                                          Net Income (loss) for the    Common Stock for the Months
                                                         Months Ended April 30, 1999      Ended April 30, 1999
--------------------------------------------------------------------------------------------------------------------
                                                              Three          Six             Three            Six
--------------------------------------------------------------------------------------------------------------------
Amounts previously reported                                 $     41     $    (540)        $(15,151)        $(15,912)
Adjustments:
     WorldCom SAR obligation (1)                                 821        (1,085)             821           (1,085)
     Improperly deferred costs (2)                            (2,382)       (3,145)          (2,382)          (3,145)
     Costs improperly charged against reserves (3)               623           491              623              491
     Prior year accrual adjustment (4)                            --          (957)              --             (957)
     Equipment impairment loss (5)                            (1,146)       (1,146)          (1,146)          (1,146)
     Tax effects of all adjustments                              807           689              807              689
     Series B redemption and modification (6)                     --            --            2,481            2,481
     Other adjustments (7)                                       (18)         (643)             (18)            (643)
     Long-term service contracts adjustments (8)                (341)         (577)            (341)            (577)
--------------------------------------------------------------------------------------------------------------------
  Total adjustments                                           (1,636)       (6,373)             845           (3,892)
--------------------------------------------------------------------------------------------------------------------

Restated amounts                                            $ (1,595)     $ (6,913)        $(14,306)        $(19,804)
--------------------------------------------------------------------------------------------------------------------

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

(5) An impairment loss for certain equipment for one of the Company's subsidiaries should have been recognized in the second quarter of fiscal 1999.

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

LONG-TERM SERVICE CONTRACTS

During the three months ended July 31, 1999, an accrual of $8.4 million was made with an offsetting increase to goodwill for projected losses on long-term service contracts assumed as part of the acquisition of Adesta for operation and maintenance of fiber networks. The contracts extend for fifteen to twenty years. Performance under these agreements, which were predominately executed in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments. The appropriate accounting treatment for long-term service contracts of this nature is not clearly defined, particularly when the contracts have been assumed as part of a purchase business combination. The Company subsequently determined that such losses cannot be reasonably estimated due to potential changes in various assumptions. Consequently, the Company has determined the appropriate accounting for these obligations is to record any such losses in the periods in which the losses are incurred. In March 2000, the SEC informed the Company that it would not object to the conclusion that such revised accounting is appropriate under generally accepted accounting principles. The Company has restated its quarterly results for the first, second and third quarters of 1999 to reflect these losses as incurred and to reverse the additional $8.4 million accrued for these obligations.

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

Consideration for SASCO and SES was 75,000 shares of common stock with a value of approximately $0.7 million. In addition to the initial consideration, the Company has provided an earn-out provision to the prior shareholders whereby additional consideration will be given based on certain performance measurements. The additional consideration can be earned over a four-year period. The Company has recorded this transaction using the purchase method of accounting. The pro forma effect on consolidated results of operations, from the acquisition of SASCO and SES, is not material.

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

As of April 30, 2000, the Company has outstanding approximately $0.6 million of debt to former shareholders of SASCO and SES. Such amounts are reflected in the accompanying condensed consolidated balance sheet as "Notes Payable to Shareholders and Employees" and bear interest at 10 percent per annum.

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

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                                                $  4,663
     Accounts receivable                                                                    3,754
     Equipment and other assets                                                             6,548
-------------------------------------------------------------------------------------------------
Subtotal                                                                                   14,965
Accounts payable assumed                                                                   (2,549)
-------------------------------------------------------------------------------------------------
Deferred revenue (net amount received from COMSAT to complete the contracts)             $(12,416)
-------------------------------------------------------------------------------------------------

The following is a summary of revenues and costs associated with the COMSAT contracts for the periods ended April 30, 1999 (amounts in thousands):

                                                                     Three         Six
                                                                     Months       Months
----------------------------------------------------------------------------------------
Billings on the COMSAT contracts (1)                                 $3,251       $5,556
Deferred revenue recognized                                           1,032        2,531
----------------------------------------------------------------------------------------
                                                                      4,283        8,087
Direct contract costs                                                 2,048        5,115
----------------------------------------------------------------------------------------
Gross margin from COMSAT contracts                                   $2,235       $2,972
----------------------------------------------------------------------------------------

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

7.       NETWORKS UNDER CONSTRUCTION

Networks under construction at April 30, 2000, and October 31, 1999, consisted primarily of telecommunication infrastructure projects (the "CDOT Network") on rights-of-way leased for 20 years, with renewal rights, from the Colorado Department of Transportation ("CDOT"). The duct capacity varies along the CDOT Network and is being constructed, marketed and sold or leased by Adesta under long-term user (irrevocable rights of use) agreements. In addition to long-term user agreements, the Company may execute fiber installation and long-term maintenance contracts with the CDOT Network users.

As of April 30, 2000, there are three primary segments of the CDOT Network: (i) the I-70 corridor from Denver, Colorado to Salt Lake City, Utah ("I-70 West");
(ii) I-70 corridor from Denver, Colorado to the Kansas border ("I-70 East"); and
(iii) the Denver, Colorado metro loop ("Denver Metro Loop"). The status of these CDOT Network segments at April 30, 2000, was as follows:

                                                 Long-Term          Percent         Percent of Total
                     Construction Costs      Deferred Revenues      Complete        Capacity Leased
----------------------------------------------------------------------------------------------------
I-70 West                  $17,448               $    --               18                  --
I-70 East                    4,643                 3,335               99                  18
Denver Metro Loop           15,037                 5,901               28                  50
Other                        2,720                 1,837               45                  45
----------------------------------------------------------------------------------------------------
                           $39,848               $11,073
----------------------------------------------------------------------------------------------------

Adesta and an independent telecommunications company ("the Co-owner") will jointly own the I-70 West network. Future plans include extension of the network to Salt Lake City, Utah. Adesta and the Co-owner will separately own one conduit each. The other six conduits will be jointly owned by the parties. Initially, one of the jointly-owned conduits will include fiber optic cable. Adesta and the Co-owner will separately own 36 fibers each, 72 fibers will be jointly-owned, and all rights to 24 fibers ("the CDOT fiber") will be transferred to CDOT as consideration for the right-of-way along I-70. The right-of-way is for an initial term of 20 years, with a 20-year renewal option.

Generally, Adesta and the Co-owner will share the costs of the network equally. Adesta is accounting for this project as a "cost-sharing" agreement and the Co-owner's share of network costs is not being recognized as revenues by Adesta. The Co-owner has agreed to pay Adesta a percentage of the costs for constructing the network which Adesta is recognizing as fee revenue as the construction takes place. Fees earned of $1.8 million and $1.8 million were recognized for the three and six months ended April 30, 2000, respectively.

Adesta and the Co-owner will jointly market the capacity of the network. Adesta plans to enter into fiber installation agreements with users that contract for use of the network. No installation agreements have been signed for this network as of April 30, 2000. The accounting policies for revenues and costs applicable to installation agreements will be based on the terms of the individual agreements. FASB Interpretation No. 43, "Real Estate Sales" ("FIN 43"), issued in June 1999, broadens the definition of real estate to include some or all elements of fiber optic networks. Among other requirements, FIN 43 effectively requires title to transfer to the user for up-front revenue recognition to be appropriate.

Adesta and the Co-owner will jointly share the costs of maintaining the CDOT fibers. Sharing of revenues and costs of maintenance for other users is to be negotiated. Adesta plans to account for its share of the maintenance revenues and costs as the revenues are earned and as the costs are incurred.

User fees received by Adesta through April 30, 2000, have been deferred. Generally, the Company expects to recognize revenue from the user agreements ratably over the lives of the agreements, while the cost of the CDOT network, including the cost assigned to the capacity provided to CDOT as consideration for the use of the rights-of-way, will be depreciated over the expected useful life of the network. As of April 30, 2000, no revenues, except for the fees of $1.8 million discussed above, or direct costs of construction associated with the CDOT Network have been recognized in determining the results of operations.

8.       INVESTMENT IN KANAS (HELD FOR SALE)

An equity interest in Kanas was acquired in the Adesta Acquisition, and has been held for sale since that time. The original carrying value of the Company's interest in Kanas, which was assigned in purchase accounting, represents the net proceeds originally expected to be received from the sale of Kanas stock and was based, in part, on active negotiations with potential buyers.

Until March 2000, the Company was a 25% owner of Kanas, with the remaining 75 percent owned by native corporations of Alaska. Kanas was established by its shareholders with a $100,000 total equity contribution ($25,000 per shareholder) to construct a telecommunications network along the Alaskan Pipeline system between Prudhoe Bay, Alaska, and Valdez, Alaska (the "Alyeska Network"). Adesta had been contracted by Kanas to build the fiber optic network which cost in excess of $83.0 million and was funded by Kanas through a credit agreement that is guaranteed by WorldCom.

While Kanas provided Adesta with notice of substantial completion in December 1998, the owner of the Alyeska Network has yet to give Kanas final acceptance of the system and significant outstanding claims exist among the parties. Reserves were provided in purchase accounting for estimated amounts payable by the Company to complete the project and to settle outstanding claims against Adesta. While Adesta had outstanding claims of at least $15.8 million against Alyeska for work it believed was outside the scope of the contract, no accounting recognition was given to these claims because of the uncertainty of resolution favorable to the Company.

Kanas owns and is responsible for maintaining the Alyeska Network. Kanas contracted with Adesta to operate and maintain the Alyeska Network for 15 years, beginning in December 1998. Through April 30, 2000, service contract revenues were insufficient to cover related costs. In March 2000, the service contract was terminated and the Company was released from further responsibilities and obligations related to that arrangement.

At the date of the acquisition of Adesta, the Company anticipated a near-term sale of its interest in Kanas. Accordingly, the estimated amount expected to be realized on sale was allocated to this investment in purchase accounting and, in accordance with the guidance of EITF Issue 87-11, "Allocation of Purchase Price to Assets to be Sold," the equity method of accounting was not employed. However, the timing of any sale of this interest by the Company became uncertain. Consequently, effective one year from the date of acquisition, the Company began to apply equity method accounting to this investment based on the guidance of EITF Issue 90-06, "Accounting for Certain Events Not Addressed in EITF 87-11 Relating to an Acquired Operating Unit to be Sold."

Through January 31, 2000, the Company recorded equity in losses of Kanas and amortized the difference between the carrying value of the Kanas investment and its equity in the net assets of Kanas over 19 years which was the remaining goodwill life related to the acquisition of Adesta. The amount of loss the Company recorded during the six months ended April 30, 2000, against the carrying value of the asset was approximately $0.2 million, while the associated amortization of the difference in carrying value was approximately $0.2 million.

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of Adesta, the Company agreed to indemnify WorldCom under its guarantee. The debt under the Kanas credit agreement at October 31, 1999 was approximately $87.5 million which was payable in full on September 15, 2000.

The Company learned on February 25, 2000 that, on February 24, 2000, Alyeska declared Kanas to be in default under the terms of their contract. Alyeska asserted that Kanas did not have the right to cure the default and notified Kanas that the contract was terminated. Adesta did not receive any notice of default from Kanas nor did it receive any request regarding the indemnification agreement with WorldCom.

During March 2000, Kanas sold newly-issued shares to WorldCom that reduced the 25% equity interest of Adesta and each of the three other original shareholders of Kanas to 5%. The equity infusion resulted in an implied value of the Company's residual 5% interest in Kanas of less than $100,000.

During May 2000, Kanas and Adesta executed an agreement that provides the following:

(1) Adesta remains liable for any and all claims that Kanas or third parties (including, without limitation, Alyeska and subcontractors) may have against Adesta arising out of the services performed by Adesta for Kanas.

(2) As consideration for Adesta's transfer of assets provided in item (3) below, Adesta has no payment obligation in respect of damages, loss, liability or expense, exclusive of the fees and expenses of Adesta's own attorneys and other professional fees (collectively the "Losses") arising from alleged defects in the Alyeska Network, unless and until the aggregate amount of such Losses incurred by Kanas exceeds $18.0 million.

(3) As consideration for Kanas' release of Adesta in accordance with item (2) above, Adesta (i) transferred to Kanas its rights to $15.8 million of claims against Aleyska; and (ii) transferred inventory and equipment with a book value of approximately $0.3 million to Kanas.

(4) As additional consideration, the Company was released from its indemnification related to WorldCom's guarantee of the Kanas credit facility and WorldCom forgave $3.5 million of accrued interest due on the WorldCom Note (see Note 10, "Debt"). Because of WorldCom's ownership interest in the Company, the forgiveness of interest was credited to equity as a contribution to capital.

As a result of the events described above, during the three months ended April 30, 2000, the Company (i) recognized an impairment of its interest in Kanas of approximately $11.9 million, equal to its carrying amount; (ii) recorded a loss of $0.3 million related to the transfer of inventory and equipment and (iii) wrote-off approximately $0.4 million of receivables from Kanas that will not be collected.

RESERVES FOR LOSSES ON UNCOMPLETED CONTRACTS

The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):

                                       Network Services Group    Transportation Services Group         Total
---------------------------------------------------------------------------------------------------------------------
                                          2000         1999           2000         1999          2000          1999
---------------------------------------------------------------------------------------------------------------------
Balance, beginning of fiscal year      $  5,703      $  8,029      $  2,917      $ 17,361      $  8,620      $ 25,390
Additions (1)                               141            --         4,744            --         4,885            --
Amount utilized                            (393)       (1,231)         (961)       (6,068)       (1,354)       (7,299)
---------------------------------------------------------------------------------------------------------------------
Balance, January 31                       5,451         6,798         6,700        11,293        12,151        18,091
Additions (1)                               627            --        18,885         1,858        19,512         1,858
Amount utilized                             (53)       (1,250)       (1,005)       (1,044)       (1,058)       (2,294)
---------------------------------------------------------------------------------------------------------------------
Balance, April 30                      $  6,025      $  5,548      $ 24,580      $ 12,107      $ 30,605      $ 17,655
---------------------------------------------------------------------------------------------------------------------

(1) Additions during the three and six months ended April 30, 2000, related primarily to the New Jersey Consortium Contracts. Additions and amounts utilized exclude previously unprojected losses incurred during each period (refer to Note 16, "Segment Information").

10.      DEBT

CREDIT FACILITY

On June 11, 1998, the Company obtained a $35.0 million three-year senior secured revolving credit facility ("Credit Facility") with a $5.0 million sub-limit for the issuance of standby letter(s) of credit. The Credit Facility allows the Company to select an interest rate based upon the prime rate or on a short-term LIBOR, in each case plus an applicable margin, with respect to each draw the Company makes thereunder. Interest is payable monthly in arrears on base rate advances and at the expiration of each interest period for LIBOR advances. The Credit Facility contains certain financial covenants that require, among other conditions, that the Company maintain certain minimum ratios, minimum fixed charge coverage, and interest coverage, as well as limitations on total debt and dividends to shareholders. The Credit Facility is secured by a perfected first priority security interest on all tangible assets of the Company and a pledge of the shares of stock of each of the Company's subsidiaries operating in the United States. On June 30, 1998, the Credit Facility was amended to include (i) the Company's acquisition of Adesta and the related financing of such transaction, (ii) changes in financial covenants related thereto, and (iii) other amendments relating to investments, pledging and intercompany matters.

At April 30, 2000 and October 31, 1999, the Company is in default of certain provisions of the Credit Facility. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current liability in the accompanying consolidated balance sheets. During the default period, the Company is required to pay a default penalty of two percent per annum over the contract rate on all outstanding balances and is required to make interest payments monthly.

WORLDCOM NOTE

On January 11, 2000, the Company entered into an agreement with WorldCom whereby WorldCom converted approximately $25.5 million of its $30.0 million WorldCom
Note into 3,050,000 shares of the Company's Common Stock. The conversion was based on the January 8, 2000 closing price of the Company's Common Stock at $8.375 per share. The remainder of the original WorldCom Note, approximately $4.5 million, was converted into an amended and restated 11.5 percent subordinated promissory note due February 2001. As described in Note 8, "Investment in Kanas (Held for Sale),' and Note 10, "Debt," WorldCom agreed in May 2000 to forgive approximately $3.5 million of accrued interest on the WorldCom Note, which was recorded by the Company as a credit to paid in capital.

WORLDCOM ADVANCE

In February 1999, WorldCom advanced the Company $32 million ("WorldCom Advance") as an advance against amounts otherwise payable by WorldCom under the WorldCom Master Services Agreement. The WorldCom Advance is subordinate to the Credit Facility, bears no interest, and includes a stated repayment date of November 30, 2000. However, payments under the WorldCom Advance were further subordinated to liabilities associated with certain construction projects that are now expected to be completed in March 2001. Consequently, the implied maturity date is currently March 2001 and the WorldCom Advance is presented in the accompanying balance sheet as of April 30, 2000 as a current liability.

OTHER DEBT

The following is a summary of other debt as of April 30, 2000 (in thousands):

Revolving line of credit; aggregate commitment amount of $1.3 million; priced at
     1 percent above the bank's floating prime rate; secured by the assets of
     SASCO and guaranteed by the former shareholders of SASCO                                                  $1,000

Revolving line of credit; aggregate commitment amount of $0.5 million; priced at
     1 percent above the bank's floating prime rate; secured by the assets of
     SES and guaranteed by SASCO
                                                                                                                  459
Other term debt                                                                                                   256
---------------------------------------------------------------------------------------------------------------------
     Total SASCO and SES debt                                                                                   1,715
Credit Facility                                                                                                35,000
Remaining balance of WorldCom Note                                                                              4,456
Capital lease obligations                                                                                         604
---------------------------------------------------------------------------------------------------------------------
                                                                                                               41,775
Less current portion                                                                                           41,043
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                                   $732
---------------------------------------------------------------------------------------------------------------------

11.      CONTINGENCIES

LITIGATION

SIRIT TECHNOLOGIES, INC. VERSUS ABLE TELCOM HOLDING CORP. AND THOMAS M. DAVIDSON
- In 1998, SIRIT filed a lawsuit in the United States District Court for the Southern District of Florida, against the Company and Thomas M. Davidson (a former director of the Company). SIRIT asserted claims against the Company for tortuous interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of Adesta and seeks injunctive relief and compensatory damages in excess of $100.0 million. The Company agreed to indemnify Thomas M. Davidson related to any loss suffered by him in this matter.

On May 16, 2000, a jury awarded SIRIT the amount of $1.2 million in compensatory damages. In addition, punitive damages were assessed against Able in the amount of $30.0 million and $1.3 million against Thomas M. Davidson. The Company has submitted a "motion for remittitur and judgement as a matter of law" to the court and plans to appeal the judgement, if not altered or amended by the court as requested in the remittitur. Among other things, the motion asserts that Sirit failed to prove essential elements of its claims and further, that Florida law limits punitive damages to three times compensatory damages. On the same date, Sirit moved for a new trial on the issue of compensatory damages. The court has scheduled June 19, 2000, for hearing the post-trial motions and has stayed execution of the judgement through June 20, 2000. The accompanying unaudited condensed consolidated financial statements do not reflect any liability that may ultimately result from this litigation.

SHIPPING FINANCIAL SERVICES CORP. VERSUS ABLE TELCOM HOLDING CORP. AND CERTAIN COMPANY OFFICERS - In 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and certain of its officers. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and Adesta, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees.

BAYPORT PIPELINE, INC. VERSUS ADESTA COMMUNICATIONS, INC. - In 1997, Bayport Pipeline, Inc. ("Bayport") filed a lawsuit against Adesta seeking a declaratory judgment concerning the rights and obligations of Bayport and Adesta under a Subcontract Agreement that was entered into on May 1, 1997 related to the NYSTA contract. The matter was referred to arbitration in January 1999. The total amount sought was not less than $5.5 million and subsequent to October 31, 1999, was increased to $19 million.

On February 24, 2000, the independent arbitrator ruled that Adesta owed Bayport $4.1 million, which is consistent with amounts previously accrued by the Company. The Company has appealed the award in Federal District Court (Northern District of Texas) and is subject to statutory interest from the date of the award in the event the award is not overturned.

U.S. PUBLIC TECHNOLOGIES, INC. VERSUS ADESTA COMMUNICATIONS, INC. - In 1997, U.S. Public Technologies, Inc. ("USPT") filed a lawsuit in the United States District Court for the Southern District of California, (San Diego), against Adesta for breach of contract, breach of an alleged implied covenant of good faith and fair dealing, tortuous interference, violation of the California Unfair Competition Act, promissory estoppel and unjust enrichment in connection with a Teaming Agreement between Adesta and USPT concerning the Consortium Regional Electronic Toll Collection Implementation Program in the state of New Jersey. In this lawsuit, USPT seeks actual damages in excess of $8.5 million and unspecified exemplary damages. On April 4, 2000, the magistrate judge extended the discovery deadline until May 31, 2000, set July 14, 2000, as the deadline for Adesta to file its expert report, and set the pretrial for October 2, 2000.

NEWBERRY ALASKA, INC. VERSUS ADESTA COMMUNICATIONS, INC. - In 1999, Newbery Alaska, Inc. ("Newbery") filed a demand for arbitration seeking approximately $3.8 million. This dispute arises out of Newbery's subcontract with Adesta related to the fiber optic network constructed by Adesta for Kanas. Newbery's claims are for the balance of the subcontract, including retainage and disputed claims for extras based on alleged deficiencies in the plans and specifications and various other alleged constructive change orders. In June 2000, the arbitrator awarded Newberry $2.7 million plus fees of approximately $0.3 million and interest on the award of 8 percent until payment to Newberry is made. Interest on the award through June 2000, totals approximately $0.3 million. The Company is challenging the arbitrators award in Federal District Court (Alaska) and intends to appeal the ruling, if necessary. The amount of the award, fees and interest is not materially different than amounts previously accrued by the Company.

ALPHATECH, INC. VERSUS ADESTA COMMUNICATIONS, INC. AND ADESTA TRANSPORTATION, INC. - In 1998, Alphatech, Inc. ("Alphatech") filed a lawsuit in the U.S. District Court in Massachusetts. This suit alleges ten counts, including breach of Teaming Agreements on the E-470 project and the New Jersey Regional Consortium project, breach of implied duty of good faith and fair dealing on both projects, misappropriation of trade secrets, deceit, violation of Massachusetts General Laws Chapter 93A, promissory estoppel, quantum meruit, and unjust enrichment. Alphatech's claim is for $15 million. A hearing for a summary judgment is scheduled in the summer of 2000.

T.A.M.E. CONSTRUCTION, INC. VERSUS GENERAL ELECTRIC COMPANY - In 1998, T.A.M.E. Construction, Inc. ("TAME") sued for breach of contract, promissory estoppel, discrimination and defamation related to certain contracts performed by GEC. TAME alleges that it was wrongfully terminated as a subcontractor. TAME claims contract damages in the amount of $250,000, punitive damages for discrimination of $1,000,000 and defamation damages of an additional $1,000,000. GEC has moved for summary judgment. This matter is not set for trial.

OTHER LITIGATION AND CLAIMS - The Company is subject to a number of shareholder and other lawsuits and claims for various amounts that arise out of the normal course of its business. The Company intends to vigorously defend itself in these matters. The disposition of all pending lawsuits and claims is not determinable and may have a material adverse effect on the Company's financial position.

CONTRACTS - The Company has and will continue to execute various construction and other contracts which may require the Company to, among other items, maintain specific financial parameters, meet specific milestones and post adequate collateral generally in the form of performance bonds. Failure by the Company to meet its obligations under these contracts may result in the loss of the contracts and subject the Company to litigation and various claims, including liquidated damages. WorldCom continues to provide performance bonds on certain contracts acquired in the acquisition of Adesta.

12.      PREFERRED STOCK

REDEMPTION OF SERIES B CONVERTIBLE PREFERRED STOCK - On February 4, 2000, the Company reacquired and retired the remaining Series B Stock outstanding. The Series B Stock was originally issued to and held by two groups of accredited investors, the RoseGlen group and the Palladin group. The exchange/redemption transaction is summarized as follows:

                                                       RoseGlen Group           Palladin Group            Total
--------------------------------------------------------------------------------------------------------------------
Number of Series B Shares retired                                 375                      404                   779
Cash paid by Company (in thousands)                            $5,032                   $5,819               $10,851
Common shares issued                                          500,000              (a) 301,787               801,787
Exchange Warrants issued                               100,000 shares           100,000 shares        200,000 shares
     Exercise price per share (b)                             $10.127                  $10.127               $10.127
Special Exchange Warrants issued                                 None            66,246 shares         66,246 shares
     Exercise price per share (c)                                 n/a                     $.01                  $.01

(a) Additional shares may be issuable to the Palladin group if the average price of the Company's common stock for the 100 trading days after February 4, 2000 (June 27, 2000) is less than $7.79 per share. The average price is to be calculated using the 50 low trading prices for each pair of two consecutive trading days. However, the average price so calculated for this purpose may not be less than $4.00. Assuming the $4.00 minimum price applied, the maximum additional shares issuable would be determined as follows (total value in thousands):

                                                                           Shares        Share Price     Total Value
     ---------------------------------------------------------------------------------------------------------------
     Common shares issued                                                  301,787
     Shares underlying Special Exchange Warrants                            66,246
     ---------------------------------------------------------------------------------------------------------------
     Total shares                                                          368,033          $7.79          $2,867
     ---------------------------------------------------------------------------------------------------------------
     Lowest average price (same total value)                               716,744          $4.00          $2,867
     ---------------------------------------------------------------------------------------------------------------
     Incremental shares issuable to Palladin group                         348,711
     ---------------------------------------------------------------------------------------------------------------

     If the incremental shares cannot be issued because of failure to obtain shareholder approval, the holders may require the Company to pay them cash equal to the number of incremental shares so calculated times $12.125.

(b) May be exercised on a "cashless" basis. Exercisable through February 3, 2005, as extended by 1.5 days for every day between October 31, 2000 and February 3, 2005 that a registration statement covering the underlying shares is not effective.

(c) May be exercised on a "cashless" basis. Exercise period is for 30 days beginning with the date the average price discussed in (a) above is determined.

The RoseGlen group also continues to hold Initial Warrants for the purchase of 370,000 shares of common stock that were issued as part of the Series B offering in June 1998. The exercise price of the Initial Warrants is $13.25 per share (refer to Note 14, "Preferred Stock," to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended October 31, 1999), but they may be exercised on a "cashless" basis. The Initial Warrants are exercisable through June 30, 2003, as extended by 1.5 days for every day between December 27, 1998 and June 30, 2003 that a registration statement covering the underlying shares is not effective.

A charge to loss applicable to common stock was made for the quarter ended January 31, 2000, determined as follows (amounts in thousands):

Cost to redeem the Series B Stock -
         Cash paid to Series B Shareholders                                                                $ 10,851
         Value of 801,787 shares of common stock issued                                                       4,912
         Black Scholes value of warrants to purchase 266,246 common shares                                    1,213
         Fees paid to financial advisors                                                                        750
-------------------------------------------------------------------------------------------------------------------
              Total cost of redemption                                                                       17,726
         Accumulated default redemption value recorded through October 31, 1999                             (16,322)
-------------------------------------------------------------------------------------------------------------------
         Increase in default redemption value recognized during the six months ended April 30, 2000         $ 1,404
-------------------------------------------------------------------------------------------------------------------

If the 500,000 common shares issued to the RoseGlen group and the 100,000 shares issuable under their Exchange Warrants are not registered and listed with Nasdaq by May 4, 2000, then the Company must pay the holders 3% of the aggregate market value of those shares for each 30-day period thereafter until the shares are listed.

If the Company fails to pay any default payments when due, the holders may require the Company to purchase their common stock and warrant shares on demand at a price equal to 130% of the fair market value of such shares and, if not exercised, reduce the then exercise price by 30%. Further, if the registration statement is not effective by October 31, 2000, the exercise price of the Exchange Warrants will be reduced by 1% for the first 30-day period after October 31, 2000, and an additional 1.5% for each additional 30-day period thereafter until it is effective.

THE SERIES C OFFERING - On February 4, 2000, the Company issued 5,000 shares of Series C Convertible Preferred Stock ("Series C Stock") and warrants exercisable for 200,000 shares of common stock ("Series C Warrants") for aggregate consideration of $15.0 million. Approximately $10.9 million of the proceeds was used to redeem the Series B Stock, approximately $1.0 million was used to pay transaction costs, and the remainder was used for working capital. The net consideration was allocated to the Series C Stock and the Series C Warrants as follows (in thousands)

                                           Series C Stock  Series C Warrants      Total
-----------------------------------------------------------------------------------------
Gross proceeds                                $ 14,165           $ 835           $ 15,000
Cash paid to financial advisor                    (567)            (33)              (600)
Warrants issued to financial advisor              (296)            (17)              (313)
-----------------------------------------------------------------------------------------
Net consideration                             $ 13,302           $ 785           $ 14,087
-----------------------------------------------------------------------------------------

The Series C Warrants and the financial advisor warrants were valued using a Black Scholes model. The Series C Stock net valuation of $13.3 million will be accreted to the initial Liquidation Value of $15 million over five years until maturity as a charge against income available to common shareholders.

Transaction costs included $1.7 million of fees to financial advisors. These fees consisted of $0.8 million in cash related to redemption of the Series B Stock, $0.6 million in cash related to the Series C offering, and the fair value of warrants for the purchase of 75,000 shares of common stock, with terms the same or similar to the terms of the Series C Exchange Warrants, issued to the financial advisors.

The individual holders may convert the Series C Stock to common stock at any time. However, generally, a holder and its affiliates may own not more than 4.99% of all outstanding common shares. That limitation may be increased to 9.99% under certain circumstances. If any Series C Stock remains outstanding and not converted to common stock by February 4, 2005, subject to extensions of 1.5 days for each day after October 31, 2000 the registration statement described below is not effective, then all such Series C Stock will automatically convert to common shares at the conversion price then in effect.

Through September 30, 2000, the Series C investors may purchase additional Series C Stock for an aggregate of $15.0 million, at $3,000 per share, having the rights, designations and preferences then in effect for the Series C Stock. The September 30 date may be extended if the registration statement is not effective when required.

REGISTRATION RIGHTS - The Series C holders and the former Series B holders have registration rights with respect to the following Registerable Securities:

- the shares of common stock underlying the Series C Stock and the Series C Warrants, and

- 801,787 common shares and Exchange Warrants for the purchase of 266,246 common shares issued to the Series B holders for cancellation of the remaining Series B Stock. The rights also extend to additional common shares that may become issuable to the Palladin group as previously described.

If a registration statement for the Registerable Securities is not effective by October 31, 2000:

- the Conversion Price of the Series C Stock will be reduced by 10% on November 1, 2000 and further reduced by an additional 1% on the last day of each successive 30-day period thereafter until the registration statement has been declared effective, and

- the exercise period for the Series C Warrants will be extended by 1.5 times the number of days after October 31, 2000 that the registration statement is not effective.

LIQUIDATION VALUE AND CONVERSION PRICE - The Series C Shares have a preference in liquidation equal to the Liquidation Value. The Liquidation Value is equal to the stated value of $3,000 per share plus unpaid default interest through the date of determination, plus any accrued dividends. Dividends are cumulative and accrue daily at 5.9% per annum on the stated value of $3,000 per share. The Series C shares may be converted to common stock at any time based on the Liquidation Value divided by the conversion price then in effect. The initial conversion price is $9.35. However, starting on August 4, 2000, and then on the fourth day of the month at the end of each following six month period (Reset Dates) the conversion price may be reduced to equal:

- the average closing bid price of the common stock for the ten consecutive trading days preceding the applicable Reset Date; however, the conversion price will never be increased from the conversion price then in effect, and

- if any recalculation results in a conversion price of less than $4.00, generally, the conversion price will thereafter be $4.00; however as noted above, the conversion price may be further reduced if the registration statement is not declared effective when required.

The conversion price may also be further adjusted if at any time prior to February 4, 2001, the Company issues common stock or common stock equivalents for a sales, exercise or conversion price less than the Series C conversion price then in effect. The conversion price will be reduced, but never increased, to equal the reduced price. This provision does not apply to employee stock options, nor does it apply to securities that may be issued as consideration for strategic acquisitions or alliances, if those shares are issued at or above the market price of the Company's common stock at the time they are issued.

MANDATORY REDEMPTION - The holders of the Registerable Securities may require the Company to redeem their shares in the event of a Triggering Event or a Major Transaction. A Triggering Event will have occurred upon any of the following:

- if the registration statement is not declared effective on or prior to October 31, 2000;

- after declared effective, if the effectiveness of the registration statement lapses for any reason or is unavailable for more than five consecutive days or ten days in any calendar year; and

- delisting or suspension from listing of the Company's common stock from Nasdaq for a period of five consecutive days or for an aggregate of at least ten days in any 365-day period.

A Major Transaction would include:

- a merger or business combination in which the voting power of the Company's shareholders in the surviving entity or entities is insufficient to elect a majority of the Board of Directors;

-    the sale or transfer of all or substantially all of the Company's assets;
     or

- a purchase, tender or exchange offer made to and accepted by the holders of more than 30% of the Company's outstanding shares of common stock.

The redemption price for the Series C Stock and other Registerable Securities would be as follows:

                                        Series C Stock                       Other Registerable Securities
---------------------------------------------------------------------------------------------------------------
Triggering event                Greater of 120% of Liquidation          Premium Redemption Price (defined below)
                                Valueor the Conversion Benefit

Major transaction               120% of Liquidation Value               No specific provisions exist

The Conversion Benefit is equal to the product of:

-    the number of shares of common stock issuable on conversion, and

- the greater of the closing bid price on the trading day immediately preceding the Triggering Event, or the closing bid price on the date the holder requests redemption.

In addition to the right of redemption, simultaneous with or after a Triggering Event occurs, the Company may be required to pay in cash to each holder default interest equal to 3% of the Liquidation Value of the Series C Stock for each subsequent 30-day period until redeemed. Such interest not paid timely will increase the Liquidation Value of the Series C Stock.

PREMIUM REDEMPTION PRICE - If the Company fails to pay any default payment or honor any penalty or similar amounts when due, the holders may require the Company to purchase, within five days of demand, all or a portion of the Series C Stock or other registerable securities they hold at the Premium Redemption Price. That price is to be the greater of (i) 1.2 times the product of the number of equivalent common shares to be redeemed and the conversion price, or
(ii) the Conversion Benefit.

Mandatory redemption at 120% of Liquidation Value is also provided if conversion by a holder of any Series C Stock for common shares could result in the Company being delisted from the Nasdaq National Market for issuing in excess of 20% of the Company's outstanding common stock without shareholder approval. The Company's proxy statement will include a proposal to obtain such shareholder approval.

RESTRICTIONS IMPOSED BY THE SERIES C STOCK - Holders of Series C Stock have no voting rights, except as required by law. However, the Series C holders may impose significant restrictions on certain activities of the Company.

So long as at least 20% of the Series C Stock or Warrants remain outstanding, the Company can not declare or pay any dividends or make any distributions to holders of common stock, or purchase or acquire for value, directly or indirectly, any of the Company's equity securities.

Until 90 days after the registration statement has been declared effective, neither the Company, nor any of its subsidiaries, may issue any equity securities, except for currently outstanding convertible securities, shares issued under the stock option plan, and other options to employees.

Further, unless agreed to by the Series C holders, prior to February 4, 2001, or such additional time if the registration statement is not effective by October 31, 2000, the Company may not issue or grant any convertible securities for which the rate of conversion is not fixed, or any option, warrant or other right to purchase Company securities for which exercise is contingent upon, or whose price is determined with respect to, the market price of the common stock.

SERIES C INVESTORS' RIGHT OF FIRST REFUSAL - The Company agreed not to sell or issue any securities, other than in connection with an employee stock purchase or similar plan or an acquisition of another company, unless first offered to the Series C investors. This right does not apply to (i) transactions between the Company and WorldCom, and certain pre-existing investment discussions, (ii) strategic investments in the Company or in any of its subsidiaries by an industry joint venture partner, industry supplier, or one or more of their customers, or (iii) a public or private secondary offering for net proceeds of at least $20.0 million.

THE SERIES C WARRANTS - The Series C Warrants are exercisable through February 3, 2005, subject to extension of 1.5 days for every day after October 31, 2000 the registration statement is not effective. However, exercisability is limited if any holder and its affiliates would own more than 4.99% of the outstanding shares of Common Stock. However, that restriction may be waived by the holder up to 9.99%.

The exercise price is initially $10.75 per share. The exercise price and number of common shares issuable upon exercise of the Series C Warrants are subject to proportional adjustments in the event of stock splits, stock dividends, and similar transactions that would effect the holders' proportionate interest in the Company. In addition, except for previously existing securities, if at any time prior to February 4, 2001, the Company issues common stock or convertible securities at a purchase or conversion price per share less than the greater of
(i) the exercise price or, (ii) the fair market value of the common stock at the time, then the exercise price will be reduced concurrently by applying a prescribed formula intended to compensate the holders for the dilution resulting from such issuance.

FUTURE PRICED SECURITIES - The Series C Stock and the Series C Warrants are "future-priced securities" in that the total number of common shares actually issuable cannot be presently determined because the conversion rate and the exercise price are subject to change, depending on whether certain future events do or do not occur. It is possible that the Series C securities could result in issuance of more than 20% of the outstanding common shares to the Series C investors, which would require shareholder approval in accordance with Rule 4460(i)(1)(C) of the NASD. Consequently, the Company will submit a proposal to its shareholders to request such approval.

If Shareholder approval is not obtained, the Company believes that the holders of the Series C securities may be entitled to require the Company to redeem all of the shares of the Series C Stock for an aggregate redemption price of at least $18.3 million as of April 30, 2000. Such amount will increase at the rate of 120 percent of dividends and default interest, if any, that accumulate with respect to the Series C Stock. The Company may also be required to redeem approximately 1,150,000 common shares or more, and warrants for the purchase of approximately 466,000 shares, that may be held by the RoseGlenn and Palladin groups for amounts not presently determinable. Payment of any redemption amounts would materially and adversely affect the Company's liquidity because of the short time frame to pay for such redemption (five business days upon a Triggering Event).

In addition, depending on the number of shares of Series C Stock to be redeemed, such redemption could severely diminish the Company's existing cash, working capital and availability under a credit facility. Payment upon demand for redemption would also result in default of one or more of the Company's other obligations, including its obligations to senior lenders under the Credit Facility. Such defaults would have a material adverse impact on the Company's business, financial condition, results of operations and cash flow.

Shareholder approval, however, would not negate other Triggering Events, including the obligation to have the registration statement declared effective by October 31, 2000. Even if shareholder approval is obtained, the Company could still be in default of other obligations described above, resulting in additional monetary penalties as well as redemption of the Registerable Securities at the Premium Redemption Price.

13.      SHAREHOLDERS' EQUITY

The following is a summary of the activity in shareholders' equity (deficit) during the six months ended April 30, 2000 (in thousands):

                                                             Series B   Series C
                                                Additional    Senior    Preferred   Preferred   WorldCom
                                      Common     Paid-in       Note       Stock       Stock      Phantom    Retained
                                       Stock     Capital     Warrants    Warrants    Warrants    Stock       Deficit        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, November 1, 1999               $12      $38,290      $1,244      $2,735      $   --      $606      $(42,456)      $    431

Issuance of common stock for
   acquisition of SASCO                  --          739          --          --          --        --            --            739
Conversion of WorldCom Debt               3       25,541          --          --          --        --            --         25,544
Increase in default redemption
   value of Series B Preferred           --           --          --          --          --        --        (1,404)        (1,404)
   Stock
Redemption of Series B Preferred          1        4,910          --          --          --        --            --          4,911
   Stock
Issuance of Series B Preferred           --           --          --       1,213          --        --            --          1,213
   Warrants
Issuance of Series C Preferred           --           --          --          --       1,097        --            --          1,097
   Warrants
Contribution of interest payable
   from WorldCom                         --        3,483          --          --          --        --            --          3,483
Exercise of stock options and            --        1,250          --          --          --        --            --          1,250
   other
Accretion and dividends on
   Series C Preferred Stock              --           --          --          --          --        --          (262)          (262)
Net loss                                 --           --          --          --          --        --       (55,789)       (55,789)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                 $16      $74,213      $1,244      $3,948      $1,097      $606      $(99,911)      $(18,787)
-----------------------------------------------------------------------------------------------------------------------------------

The difference between the Company's weighted basic average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options and convertible securities. There are no significant differences in the numerators for the Company's computations of basic and diluted earnings per share for any period presented. The effect of securities that could dilute basic earnings per share would be antidilutive for all periods presented. The Company has potentially dilutive securities that could have a dilutive effect in the future. Those securities and their potentially dilutive effects are as follows (dilutive shares in thousands):

                                                                                                Potentially
                                                                                                 Dilutive        Average
                                                                                                  Shares       Strike Price
---------------------------------------------------------------------------------------------------------------------------
Potentially dilutive securities outstanding at April 30, 2000:
   Series C Preferred Stock (1)                                                                    3,750          $ 4.00
   WorldCom Options (subject to shareholder approval)                                              2,000            7.00
   Employee stock options (subject to shareholder approval) (2)                                    2,146            6.07
   Employee stock options (621,000 vested)                                                           841            6.56
   Senior Subordinated Note Warrants                                                                 410            8.25
   Series B Preferred Stock Warrants                                                                 370           13.25
   Additional shares that may be issuable to the Palladin group                                      348              --
   GEC Earnout (shares issued May 4, 2000)                                                           205              --
   Exchange Warrants issued to redeem Series B Preferred Stock (refer to Note 12,
       "Preferred Stock")                                                                            200           10.13
   Series C Preferred Stock Warrants  (refer to Note 12, "Preferred Stock")                          200           10.75
   Warrants issued to financial advisors related to the Series C Preferred Stock
       (refer to Note 12, "Preferred Stock")                                                          75           10.75
   Special Exchange Warrants issued to redeem Series B Preferred Stock Warrants                       66            0.01
   Series A Preferred Stock Warrants                                                                  62            9.82
   Employee stock grants (subject to shareholder approval)                                            50              --
---------------------------------------------------------------------------------------------------------------------------
Subtotal outstanding at April 30, 2000                                                            10,723            5.73
---------------------------------------------------------------------------------------------------------------------------
Potentially dilutive securities issued subsequent to April 30, 2000:
   Employee stock options (subject to shareholder approval) (3)                                      250            2.54
   Stock offered to settle litigation                                                                 25              --
---------------------------------------------------------------------------------------------------------------------------
Subtotal granted subsequent to April 30, 2000                                                        275            2.31
---------------------------------------------------------------------------------------------------------------------------
Total                                                                                             10,998          $ 5.64
---------------------------------------------------------------------------------------------------------------------------

(1) Assumes a conversion price of $4.00, or the contractual floor, that may be subject to further reduction as described in Note 12, "Preferred Stock." Through September 30, 2000 (as may be extended), the Series C Investors may purchase additional Series C Stock for $15 million, the effect of which would double the number of potentially dilutive shares shown for this item in the above table.

(2) In February 2000 the Company granted options to purchase a total of 525,000 to three new employees of the Company. The options, if approved by shareholders, will vest as follows: 125,000 as of February 1, 2000; 200,000 on February 1, 2001; and 200,000 on February 1, 2002 with the exercise prices being $6.00, $8.50 and $9.00 respectively. These options will expire on February 1, 2004.

(3) In May 2000, options were granted to two new employees of the Company. The options, if approved by shareholders, will vest immediately with exercise prices ranging from $2.44 to $2.69. These options will expire in May 2010.

In connection with the acquisition of Adesta, the Company granted to WorldCom rights to receive upon satisfaction of certain conditions, including shareholder approval, phantom stock awards for up to 700,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option.

The Company is committed to issue shares of common stock as contingent consideration earned by the sellers of Georgia Electric Company through 2001. Common stock issued to date as contingent consideration earned for the years ended October 31, 1998 and 1997 was 628,398 shares and 204,448 shares, respectively. Contingent consideration earned for the year ended October 31, 1999, amounted to $1.8 million and was accrued at October 31, 1999, in accounts payable and accrued liabilities. Approximately 205,000 shares were issued in May 2000. The Company has made a similar commitment related to the acquisition of SASCO and SES (refer to Note 5, "Acquisitions"). The number of shares that may be issued as earn-out consideration under these commitments in the future is not presently determinable.

The Company has executed an equity swap agreement with 186K.NET. Either the Company or 186K.NET can exercise the swap at any time from July 2000 to July 2003. Upon exercise, the Company has committed to issue shares of its common stock to 186K.NET in exchange for common shares of 186K.NET of equivalent value at the date of exercise. The value of the shares to be issued and received is to be determined by the lower of 10% of the increase in the fair market value of the Company or of 186K.NET from July 1999 to the date of exercise. 186K.NET is a privately-owned start-up company that provides data and communications facilities consulting services.

14.      FINANCIAL ADVISORY SERVICES

The Company incurred approximately $1.5 million in financial advisory fees to two related firms, L. Dolcenea, Inc. and Platinum Advisory Services, Inc. during the six months ended April 30, 2000. Those fees were for the following services (in thousands):

                                                                 Paid Prior to       Accrued at
                                                                 April 30, 2000    April 30, 2000    Total Incurred
-------------------------------------------------------------------------------------------------------------------
Series B Conversion (refer to Note 12, "Preferred Stock")            $  750               $--            $  750
Series C Issuance (refer to Note 12, "Preferred Stock")                 600                --               600
Fair value of warrants issued related to Series C offering              313                --               313
Compensation for settlement of past common stock warrant
     disputes                                                           300                50               350
-------------------------------------------------------------------------------------------------------------------
                                                                     $1,963            $   50            $2,013
-------------------------------------------------------------------------------------------------------------------

Certain of these fees were paid during the fiscal year ended October 31, 1999. The Company may be committed to pay these advisors additional amounts related to future transactions for which the advisors may claim compensation.

15.      SUPPLEMENTAL COMPENSATION ARRANGEMENTS

On March 31, 2000, the Board of Directors approved supplemental compensation arrangements for six members of management in addition to the compensation provided for in their employment agreements. Upon a change of control or the termination of each individual's employment without cause, the aggregate minimum amount payable to these individuals would be $4,750,000. The payments would be based on units equivalent to shares of Company common stock. A total of 475,000 units were granted. The minimum payment is based on $10.00 per unit, but if greater, would be based on the per share value of a change in control transaction or the prior day closing price of the Company's common stock in the event of termination without cause. The plan also includes 175,000 units reserved for future executives of the Company but not yet granted.

The employment contracts of two new executives hired in May 2000 provide for full payment of the three-year compensation without mitigation. Salaries of these individuals were set at an aggregate amount of $550,000 per year.

16.      SEGMENT INFORMATION

The Company manages and analyzes the operations of the Company in four separate groups, Network Services Group, Transportation Services Group, Construction Group and Communications Development Group. The Company has established the Networks Development Group, which had no significant income or expenses during the three and six months ended April 30, 2000.

                                                             For the Three Months             For the Six Months
                                                                Ended April 30,                 Ended April 30,
--------------------------------------------------------------------------------------------------------------------
                                                             2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
     Network Services                                      $  72,369       $  86,420       $ 134,923       $ 134,942
     Transportation Services                                  29,699          29,201          46,129          40,902
     Construction                                             28,221           7,151          55,337          39,009
     Communication Development (International)                 1,537             957           2,352           1,956
--------------------------------------------------------------------------------------------------------------------
                                                           $ 131,826       $ 123,729       $ 238,741       $ 216,809
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
     Network Services                                      $    (551)      $   7,601       $   4,499       $  11,277
     Transportation Services                                 (32,665)         (5,915)        (45,723)         (4,493)
     Construction                                                777          (2,244)           (885)         (2,258)
     Communication Development (International)                    13              13            (183)           (152)
     Unallocated Corporate Overhead                             (856)         (2,312)         (1,376)         (4,710)
--------------------------------------------------------------------------------------------------------------------
                                                           $ (33,282)      $  (2,857)      $ (43,668)      $    (336)
--------------------------------------------------------------------------------------------------------------------
Identifiable assets:
     Network Services                                      $ 185,617       $ 151,939       $ 185,617       $ 151,939
     Transportation Services                                  38,685          47,918          38,685          47,918
     Construction                                             72,314          63,865          72,314          63,865
     Communication Development (International)                 3,270           3,468           3,270           3,468
     Corporate                                                 3,965           5,678           3,965           5,678
--------------------------------------------------------------------------------------------------------------------
                                                           $ 303,851       $ 272,868       $ 303,851       $ 272,868
--------------------------------------------------------------------------------------------------------------------

The Company derives a significant portion of its revenues from a few large customers. Those customers and their revenues for the three and six months ended April 30, 2000, are as follows:

                                                                 For the Months Ended April 30, 2000
----------------------------------------------------------------------------------------------------
      Customer                       Operating Group                     Three         Six
----------------------------------------------------------------------------------------------------

WorldCom                            Network Services                    $29,506      $55,368
New Jersey Consortium      Transportation and Network Services           25,716       44,294
Florida Power Corp.                   Construction                        4,589        8,525
Cooper Tire Company                   Construction                        3,727        7,277

Adesta is party to multiple contracts with the New Jersey Consortium ("New Jersey Consortium Contracts") which includes the New Jersey Turnpike Authority, New Jersey Highway Authority, Port Authority of New York and New Jersey, South Jersey Transportation Authority, and the State of Delaware Department of Transportation. The New Jersey Consortium Contracts generally provide for Adesta to (i) construct a fully integrated electronic toll collection ("ETC") system;
(ii) maintain the related Customer Service Center ("CSC") and Violations Processing Center ("VPC") for periods of up to 10 years; and (iii) construct and maintain a supporting fiber optic network. The estimated future gross revenues from the New Jersey Consortium Contracts are projected to be at least $167 million, including estimated minimum revenues of $51.4 million for VPC operations and $40.0 million for fiber network operations and maintenance billable over the duration of the agreements.

During the three months ended January 31, 2000, the Company determined through its ongoing analyses of the ETC construction segment of the New Jersey Consortium Contracts (i.e., excluding the VPC and fiber network construction and long-term service contracts) that costs to be incurred were expected to exceed amounts billable by approximately $7.7 million. The change from October 31, 1999, related primarily to changes in estimated costs associated with changing design specifications and certain near-term milestones. The loss recognized in the January quarter was approximately $8.2 million, including costs incurred in the quarter, reversal of previously recognized profit, and a loss reserve accrual of $4.7 million for the remaining projected loss.

During the three months ended April 30, 2000, the Company continued negotiation of a comprehensive amendment that was executed on June 1, 2000. While the scope of work for the remainder of the project was clarified, significant concessions were made by the Company to arrive at resolution and estimated losses for the construction portion of the contract were revised to $35.3 million, resulting in a loss for the quarter of $27.6 million. The remaining loss expected to be incurred in completing the contract and accrued at April 30, 2000 was $17.1 million.

The loss was partially attributable to vagaries in the original contract language that made it extremely difficult for the Company to meet performance criteria and targeted completion deadlines, resulting in penalties and costs in excess of original estimates. In addition, the Company was forced to engage subcontractors on a time and materials or cost-plus basis and experienced significant overruns in an attempt to meet its contractual obligations. The June 2000 amendment reduced the scope of the contract, provided previously undefined benchmarks, provided a revised and extended schedule for completion of the project and resolved various claims between the parties. At the same time, the Company negotiated a revised agreement with its primary subcontractor, comprising the majority of remaining contract costs, from time and materials to a fixed price. While these agreements reduced the uncertainty of some of the remaining costs on the project, they also eliminated the opportunity to recover certain previously incurred costs.

The revised schedule includes several significant milestone dates. If not met, the Consortium will have the right to terminate the contracts, including the VPC and fiber maintenance contracts. If terminated, the Company would lose the opportunity to earn potential future profits from these long-term service contracts.

The Company expects to incur significant additional amounts to complete the construction of the CDOT Networks. Failure of the Company to execute sufficient user agreements for the CDOT Networks could have a material adverse effect on the carrying value of the Company's investment.

At April 30, 2000, the Company had billed and unbilled receivables of $26.1 million and $14.4 million, respectively, related to WorldCom and $15.1 million and $15.8 million, respectively, related to the New Jersey Consortium.

The loss of the New Jersey Consortium, WorldCom or any other major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

17.      FINANCING COMMITMENT

On March 15, 2000, the Company received financing commitments from investors which would have allowed the Company to repay its existing Credit Facility of $35 million through new financing of approximately $56 million. The transaction would have provided for funding of an initial $35 million for certain current and future Network and Right-of Way development projects.

The Company understands that, as a result of certain unrelated activities and the uncertainties created by the SIRIT verdict, one of the major investors does not expect to proceed with the proposed financing. Consequently, the timing of any such investment is presently uncertain.

The Company continues with its efforts to raise replacement or additional financing which include ongoing discussions with current investors, third-party investors and the Credit Facility lenders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended April 30, 2000 and 1999. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risk and uncertainties, including but not limited to economic, governmental and technological factors affecting the Company's operations, markets and profitability.

OVERVIEW

The Company's unaudited operating results reflect the unaudited operating results of SASCO and SES only from the respective dates of acquisition. Combined selected financial information of SASCO and SES during the three and six months ended April 30, 2000 were as follows:


                                                          For the Months Ended April 30, 2000
-----------------------------------------------------------------------------------------------
                                                                          Three           Six
-----------------------------------------------------------------------------------------------
Revenues                                                                 $  6,273      $ 11,020
Costs of revenues                                                           4,854         9,500
General and administrative expenses                                           514         1,032
Depreciation and amortization                                                  28            59
Other expense                                                                  39            82
-----------------------------------------------------------------------------------------------
Net income                                                               $    838      $    347
-----------------------------------------------------------------------------------------------

Refer to Note 6, "Assumption of COMSAT Contracts," to the accompanying condensed consolidated financial statements for a discussion and summary of contracts assumed from the Texas Department of Transportation during the fiscal year ended October 31, 1998. All of the COMSAT Contracts were substantially complete as of October 31, 1999. The revenues, cost of revenues and gross margins were non-recurring and are not generally indicative of returns the Company expects to achieve on future contracts.

The following table sets forth selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues:

                                       For the Three Month Ended April 30,  For the Six Months Ended April 30,
--------------------------------------------------------------------------------------------------------------
                                                     2000           1999         2000          1999
--------------------------------------------------------------------------------------------------------------
Revenues:
     Construction and maintenance                    100.0%         71.1%        100.0%         83.5%
     Conduit sales                                      --          28.9            --          16.5
--------------------------------------------------------------------------------------------------------------
                                                     100.0         100.0         100.0         100.0

Costs and expenses:
     Construction and maintenance                    109.7          62.7         103.5          71.8
     Costs of conduit                                   --          28.0            --          16.0
     General and administrative
       expense                                        13.4           7.0          12.4           8.5
     Impairment of intangible assets                    --           2.0            --           1.1
     Depreciation and amortization                     2.1           2.6           2.4           2.8
--------------------------------------------------------------------------------------------------------------
Loss from operations                                 (25.2)         (2.3)        (18.3)         (0.2)
Other expenses, net                                  (10.0)          1.0          (5.1)         (3.0)
--------------------------------------------------------------------------------------------------------------
Net loss                                             (35.2)         (1.3)        (23.4)         (3.2)
Loss applicable to common stock                      (35.4)        (11.6)        (24.1)         (9.1)
--------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUES

Construction and Maintenance - Construction and maintenance revenues were $131.8 million for the three months ended April 30, 2000, compared to $88.0 million for the same three month period of fiscal 1999 an increase of $43.8 million or 49.8 percent. Construction and maintenance revenues were $238.7 million for the six months ended April 30, 2000, compared to $181.1 million for the same six month period of fiscal 1999 an increase of $57.6 million or 31.8 percent. Substantially all of the increase is due to increased revenues from the WorldCom Master Services Agreement and the New Jersey Consortium Contracts.

The Company's estimated backlog at May 30, 2000, was as follows (in thousands):


                                                                       Operations and
                                                        Construction    Maintenance
Organizational Group                                      Contracts       Contracts      Total
-----------------------------------------------------------------------------------------------
Network Services                                           $376,000      $111,000      $487,000
Transportation Services                                     110,000       110,000       220,000
Construction                                                138,000        29,000       167,000
-----------------------------------------------------------------------------------------------
                                                           $624,000      $250,000      $874,000
-----------------------------------------------------------------------------------------------

The Company expects to complete approximately 40% of the total backlog within the next twelve months. Due to the nature of the Company's contractual commitments, in many instances its customers do not commit to the volume of services to be purchased under a contract but, rather, commit the Company to perform these services if requested by the customer and commit to obtain these services from it if they are not performed internally. Many of the contracts are multi-year agreements, ranging from less than one year to 20 years. The Company includes the full amount of services projected to be performed over the lives of the contract in backlog due to its historical relationships with its customers and experience in procurements of this nature. Contract backlog of $500 million is under performance bonds and the Company may be subject to liquidated damages for failure to perform in a timely manner. The Company's backlog may fluctuate and does not necessarily indicate the amount of future sales. A substantial amount of the order backlog can be canceled at any time without penalty, except, in some cases, the Company can recover actual committed costs and profit on work performed up to the date of cancellation. Cancellations of pending purchase orders or termination or reductions of purchase orders in progress from its customers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance as to customers' requirements during a particular period or that such estimates at any point in time are accurate.

As a result of the Company's consolidated financial condition, there can be no assurances the Company can obtain the bonding necessary to bid on and accept new projects.

Conduit Sales - Sales of conduit during the three months ended April 30, 1999, related to sales of capacity in the NYSTA Network and generated revenues, costs of conduit and margins of $35.7 million, $34.7 million and $1.0 million. There were no comparable sales during the six months ended April 30, 2000. However, during that period the Company expended $39.8 million for "networks under construction" that it expects to sell or lease in future period. Refer to Note 7, "Networks Under Construction," to the accompanying condensed consolidated financial statements for a further discussion of these projects.

COSTS AND EXPENSES

Construction and Maintenance - Construction and maintenance costs were $144.6 million for the three months ended April 30, 2000, compared to $77.6 million for the same three month period of fiscal 1999, an increase of $67.0 million or 86.5 percent. Construction and maintenance costs were $247.2 million for the six months ended April 30, 2000, compared to $155.7 million for the same three month period of fiscal 1999, an increase of $91.5 million or 58.8 percent.

The Company's construction and maintenance margins were (9.7) percent and (3.5) percent for the three and six months ended April 30, 2000, respectively, compared to 11.9 percent and 14.0 percent during the comparable periods of fiscal 1999. As discussed and summarized in Note 16, "Segment Information" to the accompanying condensed consolidated financial statement, the negative construction and maintenance margins during fiscal 2000 and the substantial reduction in such margins from fiscal 1999 related primarily to current and future losses recorded on the New Jersey Consortium Contracts.

General and Administrative - General and administrative expenses were $17.6 million for the three months ended April 30, 2000, compared to $8.7 million for the same three month period of fiscal 1999 an increase of $8.9 million or 102.3 percent. General and administrative expenses were $29.6 million for the six months ended April 30, 2000, compared to $18.4 million for the same six month period of fiscal 1999, an increase of $11.2 million or 60.9 percent. The increase in general and administrative expense during the three and six months ended April 30, 2000, compared to the same period of fiscal 1999 related primary to increased professional fees associated with the SIRIT litigation (refer to Note 11, "Contingencies," to the accompanying condensed consolidated financial statements), increased financial advisory fees (refer to Note 14, "Financial Advisory Services," to the accompanying condensed consolidated financial statements) and higher overall executive compensation.

OTHER INCOME (EXPENSE)

Other income (expense), consisted of the following (dollars in thousands):


                                                                        For the Three Months Ended April 30,
--------------------------------------------------------------------------------------------------------------------
                                                                  2000         1999         $Change        %Change
--------------------------------------------------------------------------------------------------------------------
Interest expense                                               $ (1,516)      $ (2,210)      $    694           31.4%
Change in value of stock appreciation rights                         --          7,230          7,230          100.0
Equity in losses/impairment of investment in Kanas              (11,875)            --        (11,875)            --
Benefit from (provision for) income taxes                           296            (15)           311        2,073.0
Minority interest                                                  (122)          (125)            (3)          (2.4)
Extraordinary loss on the early
   extinguishment of debt                                            --         (3,067)        (3,067)        (100.0)
Other, net                                                           44           (551)           595          108.0


                                                                         For the Six Months Ended April 30,
-------------------------------------------------------------------------------------------------------------------
                                                                  2000         1999         $Change         %Change
-------------------------------------------------------------------------------------------------------------------
Interest expense                                               $ (3,965)      $ (4,688)     $    723           15.4%
Change in value of stock appreciation rights                      3,710          1,896         1,814           95.7
Equity in losses/impairment of investment in Kanas              (12,184)            --       (12,184)            --
Benefit from (provision for) income taxes                            --             35           (35)        (100.0)
Minority interest                                                   (50)          (199)          149           74.9
Extraordinary loss on the early extinguishment of debt               --         (3,067)        3,067          100.0
Other, net                                                          368           (554)          922          166.4


Interest Expense - The decrease in interest expense during fiscal 2000 compared to fiscal 1999 is primarily attributable to the lower outstanding balance due WorldCom resulting from the WorldCom Debt to Equity Conversion. During the three months ended April 30, 2000, the Company had $35.0 million outstanding under its Credit Facility and $4.5 million outstanding under the WorldCom Note with an interest rate of 11.5 percent and $19.2 million outstanding under property taxes payable that is net of imputed interest at 15 percent per annum.

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

The value of the WorldCom SARs will be increased or decreased based on the intrinsic value of the WorldCom SARs utilizing the price of the Company's common stock at each reporting date until the WorldCom SARs are converted to options or exercised by WorldCom.

Equity in Losses/Impairment of Investment in Kanas - As reflected in Note 8, "Investment in Kanas (Held for Sale)," in the accompanying condensed consolidated financial statements, the Company wrote off its investment in Kanas during the three months ended April 30, 2000.

Extraordinary Loss on the Early Extinguishment of Debt - During the three months ended April 30, 1999, the Company purchased all of its outstanding Senior Subordinated Notes with an outstanding principal balance of $10.0 million resulting in an extraordinary loss from the early extinguishment of debt of $3.1 million. The Senior Subordinated Notes were purchased with proceeds from the WorldCom Advance.

LOSS APPLICABLE TO COMMON STOCK

Loss applicable to common stock was $46.7 million for the three months ended April 30, 2000, compared to $14.3 million for the same three month period of fiscal 1999 an increase of $32.4 million or 226.6 percent. During the three months ended April 30, 2000, the Company recorded approximately $0.3 million of dividends and accretion related to the Series C Preferred Stock.

Loss applicable to common stock was $57.5 million for the six months ended April 30, 2000, compared to $19.8 million for the same six month period of fiscal 1999, an increase of $37.7 million or 190.1 percent. During the six months ended April 30, 2000, the Company recorded approximately $1.4 million related to the increase in default redemption value of the Series B Preferred Stock and approximately $0.3 million of dividends and accretion related to the Series C Preferred Stock.

Loss applicable to common stock for the six months ended April 30, 1999, was adversely affected by charges of $12.6 million related to the February 1999 partial redemption and modification of the Series B Preferred Stock and related warrants.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $11.4 million at April 30, 2000 compared to $16.6 million at October 31, 1999. The decrease in cash and cash equivalents of $5.1 million during the six months ended April 30, 2000 resulted from cash from financing activities of $3.8 million, offset by cash used in operating and investing activities of $3.6 million and $5.3 million, respectively.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities during the six months ended April 30, 2000 of $3.6 million consisted of the following:


Net loss                                                                              $(55,789)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
         Depreciation and amortization                                                   5,632
         Equity in loss/impairment of Kanas                                             12,159
         Change in value of stock appreciation rights                                   (3,710)
         Accretion of property tax payable                                               1,144
----------------------------------------------------------------------------------------------
                                                                                       (40,564)
Changes in assets and liabilities, net of effects
     from acquisitions:
         Increase in accounts receivable                                               (24,251)
         Decrease in costs and profits in excess of billings
            on uncompleted contracts                                                    13,136
         Increase in other current assets                                               (2,797)
         Increase in networks under construction                                       (38,017)
         Increase in accounts payable and other current liabilities                     55,882
         Increase in reserves for losses on uncompleted contracts                       21,985
         Increase in long-term deferred revenues                                        11,073
         Other, net                                                                        (74)
----------------------------------------------------------------------------------------------
Cash used in operating activities                                                     $ (3,627)
----------------------------------------------------------------------------------------------

As discussed in Note 7, "Networks Under Construction," to the accompanying unaudited condensed consolidated financial statements, the $38.0 million increase in networks under construction related predominately to the ongoing construction of the CDOT Network. The Company expects to incur significant additional amounts to complete the construction of the CDOT Networks. Failure of the Company to execute sufficient user agreements for the CDOT Networks could have a material adverse effect on the carrying value of the Company's investment.

Cash flows from operations during the six months ended April 30, 2000, were adversely effected by cash payments of $2.4 million related to Loss Jobs that were charged to reserves for losses on uncompleted contracts. As discussed in
Note 9, "Reserves for Losses on Uncompleted Contracts," to the accompanying unaudited condensed consolidated financial statements, reserves for losses on uncompleted contracts at April 30, 2000, totaled $30.6 million, including $24.4 million of additions during the six months ended April 30, 2000, related primarily to the New Jersey Consortium. Funding of these expected losses will require cash resources not presently available to the Company.

CASH FROM INVESTING ACTIVITIES

Cash used in investing activities during the six months ended April 30, 2000, of $5.3 million is due to net capital expenditures of approximately $5.4 million required to support increased operations and replacement of existing equipment offset by cash acquired in the acquisition of SASCO and SES of approximately $0.1 million.

CASH FROM FINANCING ACTIVITIES

Cash provided by financing activities during the six months ended April 30, 2000 of $3.8 million is due primarily to proceeds from the issuance of the Series C Preferred Stock and exercise of stock options of $14.4 million and $1.1 million, respectively, offset by the redemption of the Series B Preferred Stock and payments of debt of $11.6 million and $0.3 million, respectively.

As discussed in Note 10, "Debt," to the accompanying unaudited condensed consolidated financial statements, the Company entered into an agreement with WorldCom during the six months ended April 30, 2000, whereby WorldCom agreed to convert approximately $25.5 million of its $30.0 million WorldCom Note into 3,050,000 shares of the Company's Common Stock. The conversion was based on the January 8, 2000 closing price of the Company's Common Stock at $8.375 per share. The remainder of the original WorldCom Note, approximately $4.5 million, was converted into an amended and restated 11.5 percent subordinated promissory note due February 2001.

EFFECT ON FUTURE LIQUIDITY OF CERTAIN CONTRACTS ACQUIRED FROM ADESTA

The Company has recorded reserves for losses on certain contracts assumed in the Adesta Acquisition that are expected to use cash from operations of approximately $30.6 million over the next two fiscal years. The Company also assumed in the Adesta Acquisition certain obligations to perform under long-term service contracts for the operation and maintenance of fiber networks. Performance under these agreements, which were predominantly executed by Adesta in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments. The Company has also subsequently determined that such losses over the contract terms (up to 20 years) cannot be reasonably estimated due to potential changes in various assumptions. Increases in management's estimates of costs to complete the Loss Jobs and to service the maintenance contracts, without an offsetting increase in revenues, could have a material adverse effect on the Company's consolidated statement of condition and liquidity. In March 2000, the Company's obligations and responsibilities with respect to the Kanas operations and maintenance agreement were terminated.

FUTURE LIQUIDITY

As described in Note 2, "Going Concern," to the accompanying condensed consolidated financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability. Management's plans in regard to these matters are discussed in Note 2, "Going Concern," to the accompanying condensed consolidated financial statements.

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


                                                    Expected Maturity During the Fiscal Year Ended October 31,
-----------------------------------------------------------------------------------------------------------------------
                                           2000        2001          2002            2003         2004     Thereafter
-----------------------------------------------------------------------------------------------------------------------
Variable rate debt:
     Amount                               $35,531            --            --            --            --            --
     Average interest rate                  11.45%           --            --            --            --            --
Fixed rate debt:
     Amount                               $   603       $ 4,777       $    75       $    19       $    19       $    19
     Average interest rate                   9.00%        11.10%         9.00%         9.00%         9.00%         9.00%
Total:
     Amount                               $36,134       $ 4,777       $    75       $    19       $    19       $    19
     Average                                11.06%        11.10%         9.00%         9.00%         9.00%         9.00%

The above presentation does not reflect the $32.0 million WorldCom Advance (refer to Note 10, "Debt" to the accompanying condensed consolidated financial statements) that bears no interest and is subordinate to the Credit Facility. Payments under the WorldCom Advance were further subordinated to liabilities associated with certain construction projects that are expected to be completed during fiscal 2001. Additionally, the above presentation does not reflect the present value of future property taxes payable (over a period of 20 years). On the April 30, 2000, condensed consolidated balance sheet, the long-term portion of this liability totaled $16.6 and is reflected as "Property Taxes Payable," while the current portion totaled $2.5 million and is reflected in "Accounts Payable and Accrued Liabilities."

As of April 30, 2000, the Company is in default of certain provisions of the Credit Facility as described in Note 10, "Debt" to the accompanying financial statements. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current maturity (fiscal year 2000) in the above expected maturity schedule. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances.

The fair value of the Company's debt approximates its carrying value.

Although the Company conducts business in foreign countries, the international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of October 31, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the six months ended April 30, 2000 and 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

On December 31, 1998, in order to maintain compliance with the Plan, as amended, the Board of Directors rescinded certain of the stock option grants made during the fiscal year ended October 31, 1998, or 530,000 options under the Plan and 310,000 options outside the Plan. Ambiguities and compliance issues included, in certain instances, (i) granting options that had been granted inside the Plan where there were not a sufficient number of shares available, (ii) granting options at below market prices to nonemployee directors within the Plan, contrary to terms of the Plan, (iii) not specifying whether the grants were issued inside or outside the Plan (iv) not specifying the exercise period for the options granted or (v) issuing options outside the Plan which could be considered contrary to the terms of certain financing documents. These options, which vested immediately, were reissued at the fair market value ($5.75 per share), as defined by the Plan, on December 31, 1998, certain of the expiration dates of the options were shortened. In addition, the Company rescinded and reissued the 350,000 options outside the Plan and the 150,000 options pursuant to the Plan described above on December 31, 1998 and reissued at $5.75 per share for the reasons described above. These options vested immediately and expire on November 12, 2004 (outside the Plan) and December 31, 2004 (pursuant to the Plan). All options granted outside the Plan are subject to shareholder approval.

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

On December 31, 1998, the Company granted options to purchase 40,000 shares of Common Stock to an employee of the Company. The options were granted outside the Plan, are non-qualified, 20,000 of which vested on January 1, 1999, 10,000 vest on December 31, 1999 and 10,000 vest on December 31, 2000, are exercisable at $5.75 per share, and expire on the earlier of September 19, 2005 or two years after the date of the employee's termination.

On December 31, 1998, the Company granted options to purchase 180,000 shares of Common Stock to three employees of the Company. The options were granted pursuant to the Plan, are non-qualified, vested immediately, are exercisable at $5.75 per share, and expire on December 31, 2001.

On February 17, 1999, 2,785 shares of non-voting Series B Convertible Preferred Stock, $0.10 par value ("Series B Preferred Stock") were purchased by the Company for approximately $18.9 million and retired. In connection with the purchase of the 78% of the Series B Preferred Stock, the Company agreed to certain modifications in the conversion price of the related warrants. The existing Series B Preferred Stock conversion price for the remaining shares was modified from 97% of market value, as defined in the agreements, to a fixed amount of approximately $3.50 per share for 404 of the remaining 779 shares. The conversion price of (i) warrants to purchase a total of 370,000 shares of the Company's common stock was reduced to $13.25 per share and (ii) warrants to purchase a total of 630,000 shares of common stock was reduced to $13.50 per share. On May 7, 1999, the warrants to purchase the 630,000 shares of common stock were purchased by the Company for $3.00 per share.

On February 19, 1999, 628,398 shares were issued to the former owners, or their assignees, of Georgia Electric Corporation ("GEC") pursuant to the earn-out provision of the acquisition agreement whereby the Company purchased all of the outstanding stock of GEC.

Effective April 1, 1999, the Company granted to an employee options to purchase 100,000 shares of Common Stock. The options were granted outside the Plan, are non-qualified, 75,000 vested immediately with the remaining 25,000 vesting on June 21, 2000, are exercisable at $6.375 per share, and expire at the earlier of September 19, 2005 or two years from the date of the employee's termination.

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

In May 2000, 250,000 options were granted to two new employees of the Company. The options, if approved by shareholders, will vest immediately with exercise prices ranging from $2.44 to $2.69. These options will expire in May 2010.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

At April 30, 2000, the Company has borrowed the maximum available under its existing Credit Facility and is in technical default of certain provisions of the Credit Facility. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current liability in the accompanying April 30, 2000, consolidated balance sheet. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances. In the event that the lender demands payment, the Company has insufficient liquidity to pay such amounts.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

EXHIBIT
NO.                         DESCRIPTION

2.1 Asset Purchase Agreement, dated November 26,1997,among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI Acquisitions, Inc. and COMSAT Corporation
         (1)

2.2 Indemnification Agreement, dated February 25, 1998, among Able Telcom Holding Corp., Georgia Electric Company, Transportation Safety Contractors, Inc., COMSAT RSI Acquisitions, Inc. and COMSAT Corporation
         (1)

2.3 Stock Purchase Agreement, dated as of April 1, 1998, among Able Telcom Holding Corp., James P Patton, Rick Boyle and Claiborne K. McLemore III
         (2)

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

2.5.1.3 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated January 26, 1999 (12)

2.5.1.4 Termination, Assignment and Indemnification Agreement between Kanas Telecom, Inc. and Adesta Communications, Inc., dated May 5, 2000 (exhibits omitted)

2.5.2 Promissory Note of Able Telcom Holding Corp. dated July 2, 1998 to MFS Communications Company, Inc. (10)

2.5.2.1 11.5% Promissory Note between Able Telcom Holding Corp., and WorldCom Network Services, Inc. dated as of September 1, 1998 (12)

2.5.2.2 Amended and Restated 11.5% Subordinated Promissory Note between Able Telcom Holding Corp. and WorldCom Network Services, Inc. dated as of January 11, 2000.

2.5.2.3  WorldCom Conversion of Debt to Equity dated January 11, 2000

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

2.5.14 Letter Agreement dated January 11, 2000 related to WorldCom Conversion of Certain Debt into Equity (17)

2.6 Teaming Agreement dated July 7, 1999 by and between Able Telcom Holding Corp. and 186K.Net, Co. (17)

2.7 Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999 (17)

2.7.1 Schedule 2.6(a)-SASCO relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999 (17)

2.7.2 Schedule 2.6(a)-SES relating to the Agreement and Plan of Merger by and among Able Telcom Holding Corp., SES Acquisition Corp., and Specialty Electronics Systems, Inc. and the Shareholders dated as of November 5, 1999 (17)

2.7.3 Stock Purchase Agreement by and among Able Telcom Holding Corp., Southern Aluminum & Steel Corporation and the Shareholders dated November 5, 1999 (17)

2.7.4 Registration Rights Agreement associated with the Stock Purchase Agreement by and among Able Telcom Holding Corp., Southern Aluminum & Steel Corporation and the Shareholders dated November 5, 1999 (17)

2.7.5    Employment Agreement with Donald G. Garner dated November 5, 1999 (17)

2.7.5.1  Non-Competition Agreement with Donald G. Garner dated November 5, 1999
         (17)

2.7.6    Employment Agreement with C. Michael Hoover dated November 5, 1999 (17)

2.7.6.1  Non-Competition Agreement with C. Michael Hoover dated November 5, 1999
         (17)

2.7.7    Employment Agreement with Jesse R. Joyner dated November 5, 1999 (17)

2.7.7.1  Non-Competition with Jesse R. Joyner dated November 5, 1999 (17)

3.1      Articles of Incorporation of Able Telcom Holding Corp., as amended (3)
         (4)

3.1.1 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. (13)

3.1.2 Articles of Amendment to the Articles of Incorporation of Able Telcom Holding Corp. dated January 25, 2000 (17)

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

4.9 Registration Rights Agreement for Series B Convertible Preferred Stock Purchase Agreement and 350,000 Warrants (13)

4.10 Registration Rights Agreement for 650,000 Warrants associated with Series B Convertible Preferred Stock Purchase Agreement (13)

4.11 Form of Common Stock Purchase Warrants for 350,000 Shares in connection with Series B Convertible Preferred Stock Purchase Agreement (13)

4.12 Form of Common Stock Purchase Warrants for 650,000 Shares in connection with Series B Convertible Preferred Stock Purchase Agreement (13)

4.13 Preferred Stock Purchase Agreement by and among Able Telcom Holding Corp., RGC International Investors, LDC, and Cotton Communications, Inc. dated February 17, 1999 (12)

4.14 Warrant Amendment between Able Telcom Holding Corp., and Purchasers (as defined) dated February 7, 1999 (12)

4.15 Securities Purchase Agreement by and between the Sellers (as defined) and Cotton Communications, Inc. dated February 17, 1999 (12)

4.15.1 Letter Agreement dated February 17, 1999 from Cotton Communications, Inc. to John Hancock Mutual Life Insurance Company (17)

4.15.2 Letter Agreement dated February 17, 1999 from Cotton Communications, Inc. to Able Telcom Holding Corp. (17)

4.15.3 Termination Agreement dated March 22, 1999 by and between Able Telcom Holding Corp. and Cotton Communication, Inc. (17)

4.16 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the Palladin Group dated February 4, 2000
         (17)

4.16.3 Letter Agreement dated February 17, 1999 from the Palladin Group to Able Telcom Holding Corp. (17)

4.16.4 Letter dated March 19, 1999 from Able Telcom Holding Corp. to the Palladin Group associated with the termination of Financing Agreement dated February 17, 1999 (17)

4.17 Form of First Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group (17)

4.18 Form of Second Common Stock Purchase Warrants in connection with Series B Convertible Preferred Stock Exchange Agreement with the Palladin Group (17)

4.19 Series B Convertible Preferred Stock Exchange Agreement by and between Able Telcom Holding Corp. and the RoseGlen Group dated February 4, 2000
         (17)

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

10.33.1  Employment Agreement with Billy V. Ray, Jr., dated February 21, 2000
         (18)

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

10.42 11.5% Non-Recourse Promissory Note between Cotton Communications, Inc. and Able Telcom Holding Corp. dated February 17, 1999 (12)

10.43 Stock Pledge Agreement between Able Telcom Holding Corp. and Cotton Communications, Inc. dated February 17, 1999 (12)

10.44    Employment Agreement with Michael Arp, dated January 1, 1999 (14)

10.45 Consulting Agreement and Employment Agreement with James E. Brands, dated March 15, 1999 (14)

10.46    Employment Agreement with Michael Summers, dated May 31, 1999 (16)

10.47    Employment Agreement with Thomas Montgomery, dated February 21, 2000
         (18)

10.48    Employment Agreement with Charles Maynard, dated February 21, 2000 (18)

10.49    Employment Agreement with Philip Kernan, dated February 21, 2000 (18)

10.50    Employment Agreement with Edwin D. Johnson, dated May 3, 2000

10.51    Employment Agreement with Michael Brenner, dated May 3, 2000

11       Computation of Per Share Earnings (7)

16.1     Letter regarding change in certifying accountants (15)

21       Subsidiaries of Able Telcom Holding Corp. (17)

23.1     Consent of Ernst & Young LLP (18)

23.2     Consent of Arthur Andersen LLP (18)

27       Financial Data Schedule

--------------

(1) Incorporated by reference from an exhibit to the Company's Current Report Form 8-K (File No. 0-21986), as filed March 12, 1998, as amended April 14, 1998.

(2) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed April 14, 1998.

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

(10) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed July 16, 1998, as amended August 31, 1998, as further amended October 2, 1998, and as further amended May 30, 2000.

(11) Incorporated by reference from an exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed August 3, 1998.

(12) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K (File No. 0-21986), for the fiscal year ended October 31, 1998, as filed February 24, 1999, as amended March 1, 1999, as further amended May 26, 2000.

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

(14) Incorporated by reference to an exhibit to the Company's Form S-1 (File No. 333-65991), as filed October 22,1998, as amended April 8, 1999.

(15) Incorporated by reference from an Exhibit to the Company's Current Report on Form 8-K (File No. 0-21986), as filed September 14, 1998.

(16) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986), for the quarter ended April 30, 1999, as filed June 14, 1999, as amended May 26, 2000.

(17) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0- 21986), for the fiscal year ended October 31, 1999, as filed February 22, 2000, as amended May 26, 2000.

(18) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986) for the quarter ended January 31, 2000, as filed April 12, 2000.

(b)      Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ABLE TELCOM HOLDING CORP.
                                  (REGISTRANT)


     Signatures                                Title                             Date Signed
---------------------------------------------------------------------------------------------
/s/ BILLY V. RAY, JR.            Chief Executive Officer and Director           June 19, 2000
------------------------
Billy V. Ray, Jr.

/s/ THOMAS W. MONTGOMERY         Executive Vice President of Finance            June 19, 2000
------------------------
Thomas W. Montgomery