Form 10-Q
period 2000-07-31
ABLE TELCOM HOLDING CORP
filed 2000-09-15
CIK 826411

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO         .
                                             ---------    --------

                         COMMISSION FILE NUMBER 0-21986

                            ABLE TELCOM HOLDING CORP.
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            FLORIDA       65-0013218
                            -------------------------
           (STATE OF OTHER JURISDICTION OF     (IRS EMPLOYER
           INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)

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

                                 YES [X] NO [ ]

As of August 31, 2000, there were 16,374,504 shares, par value $.001 per share, of the Registrant's Common Stock outstanding.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                      NUMBER
                                                                                                                      ------

PART I. FINANCIAL INFORMATION
          Item 1. Financial Statements

                         Condensed Consolidated Balance Sheets as of July 31, 2000
                            (Unaudited) and October 31, 1999 .......................................................     3

                         Condensed Consolidated Statements of Operations (Unaudited)
                            for the three and nine months ended July 31, 2000 and 1999 .............................     4

                         Condensed Consolidated Statements of Cash Flows (Unaudited)
                            for the nine months ended July 31, 2000 and 1999 .......................................     5

                         Notes to Condensed Consolidated Financial Statements (Unaudited) ..........................     6

          Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations ..................................................................    26

          Item 3. Quantitative and Qualitative Disclosures about Market Risk .......................................    31

PART II. OTHER INFORMATION

          Items 1, 4 and 5 - Not Applicable

          Item 2. Changes in Securities and Use of Proceeds ........................................................    32

          Item 3. Defaults Upon Senior Securities ..................................................................    34

          Item 6. Exhibits and Reports on Form 8-K .................................................................    34

SIGNATURES .........................................................................................................    41

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            July 31, 2000    October 31, 1999(1)
                                                                                            -------------    -------------------
                                                                                             (UNAUDITED)
ASSETS
Currents Assets:
     Cash and cash equivalents ...........................................................    $   14,946          $   16,568
     Accounts receivable, including retainage of $20,094 and $16,158 and net of allowances for bad debts of $3,489 and $3,514 at July 31, 2000 and
          October 31, 1999, respectively .................................................        82,126              73,645
     Receivable from cost sharing arrangement ............................................         6,822                  --
     Costs and profits in excess of billings on uncompleted contracts ....................        67,651              69,977
     Prepaid expenses and other current assets ...........................................        11,880               5,853
                                                                                              ----------          ----------
             Total current assets ........................................................       183,425             166,043
Property and equipment:
     Land and buildings ..................................................................         3,801               3,801
     Equipment, furniture and fixtures ...................................................        48,653              43,989
                                                                                              ----------          ----------
                                                                                                  52,454              47,790
     Less - Accumulated depreciation .....................................................       (25,778)             (19,987)
                                                                                              ----------          ----------
     Property and equipment, net .........................................................        26,676              27,803
Other assets:
     Goodwill, net of accumulated amortization of $5,786 and $4,078 at July 31, 2000
          and October 31, 1999, respectively .............................................        39,907              41,222
     Networks under construction .........................................................        55,424               1,831
     Investment in Kanas .................................................................            --              12,159
     Other non-current assets ............................................................        13,131              12,975
                                                                                              ----------          ----------
              Total other assets .........................................................       108,462              68,187
                                                                                              ----------          ----------
     Total assets ........................................................................    $  318,563          $  262,033
                                                                                              ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Current portion of long-term debt ...................................................    $   37,033          $   35,754
     Accounts payable and accrued liabilities including retainage of $23,823 and
          $11,618 at July 31, 2000 and October 31, 1999, respectively ....................       125,468              66,617
     Accruals for incurred job costs .....................................................        56,095              45,593
     Reserves for losses on uncompleted contracts ........................................        21,970               8,620
     Billings in excess of costs and profits on uncompleted contracts ....................         5,474               6,478
     Notes payable to shareholders and employees .........................................           121                  --
     SIRIT Settlement obligation .........................................................        20,000                  --
     Liability to preferred stockholders .................................................         4,228
     Stock appreciation rights payable ...................................................            --               3,710
                                                                                              ----------          ----------
             Total current liabilities ...................................................       270,389             166,772
     Long-term debt, non-current portion .................................................         4,667              30,618
     Advances from WorldCom ..............................................................        37,000              32,000
     Property tax payable, non-current portion ...........................................        17,248              15,468
     Long-term deferred revenues .........................................................        24,862                  --
     Other non-current liabilities and minority interest .................................           247                 422
                                                                                              ----------          ----------
             Total liabilities ...........................................................       354,413             245,280
Commitments and contingencies
Series B Preferred Stock, $.10 par value; stated at aggregate accumulated redemption value at October 31, 1999; 779 shares issued and outstanding
     at October 31, 1999 .................................................................            --              16,322
Series C Preferred Stock, $.10 par value; aggregate liquidation value of $15,000 plus accumulated dividends of $429; 5,000 shares issued and outstanding at
     July 31, 2000 .......................................................................        13,866                  --
Other securities subject to mandatory redemption:
     Common stock (868,033 shares at July 31, 2000) ......................................         5,317                  --
     Series B Preferred Stock Exchange Warrants ..........................................           807                  --
     Series C Preferred Stock Warrants ...................................................         1,459                  --
                                                                                              ----------          ----------
              Total temporary equity .....................................................        21,449              16,322
                                                                                              ----------          ----------
Shareholders' Equity (Deficit):
     Common stock, $.001 par value, authorized 25,000,000 shares; 15,477,509 and
       11,891,338 shares issued and outstanding, respectively ............................            15                  12
     Additional paid-in capital ..........................................................        71,207              38,290
     Common stock warrants ...............................................................         4,292               3,979
     WorldCom Phantom Stock ..............................................................           606                 606
     Retained deficit ....................................................................      (133,419)            (42,456)
                                                                                              ----------          ----------
              Total shareholders' equity (deficit) .......................................       (57,299)                431
                                                                                              ----------          ----------
     Total liabilities and shareholders' equity (deficit) ................................    $  318,563          $  262,033
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

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                For the Three Months Ended July 31 For the Nine Months Ended July 31
                                                                ---------------------------------- ---------------------------------
                                                                       2000             1999             2000             1999
                                                                   ------------     ------------     ------------     ------------
                                                                                    (Restated)(1)                     (Restated)(1)
Revenue:
      Construction and maintenance .............................   $    120,402     $    102,781     $    359,143     $    283,869
      Conduit sale .............................................             --               --               --           35,721
                                                                   ------------     ------------     ------------     ------------
      Total revenue ............................................        120,402          102,781          359,143          319,590

Costs and expenses:
      Construction and maintenance .............................        106,034           87,558          353,201          243,214
      Costs of conduit sale ....................................             --               --               --           34,673
      General and administrative expense .......................         12,440           10,871           42,049           29,238
      Impairment of intangible assets ..........................             --               --               --            2,465
      Depreciation and amortization expense ....................          3,509            2,897            9,142            8,880
                                                                   ------------     ------------     ------------     ------------

      Total costs and expenses .................................        121,983          101,326          404,392          318,470
                                                                   ------------     ------------     ------------     ------------

Income (loss) from operations ..................................         (1,581)           1,455          (45,249)           1,120

Other income (expense):
      Interest expense, net ....................................         (1,960)          (2,070)          (5,925)          (6,758)
      SIRIT Settlement .........................................        (25,000)              --          (25,000)              --
      Change in value of stock appreciation rights .............             --           (3,792)           3,710           (1,896)

      Equity in losses/impairment of investment in Kanas .......             --               --          (12,184)              --

      Other ....................................................            349           (1,037)             717           (1,592)
                                                                   ------------     ------------     ------------     ------------

      Total other income (expense) .............................        (26,611)          (6,899)         (38,682)         (10,246)
                                                                   ------------     ------------     ------------     ------------

Loss before income taxes, minority interest and
    extraordinary item .........................................        (28,192)          (5,444)         (83,931)          (9,126)
Provision for (benefit from) income taxes ......................             --              (52)              --              (86)
                                                                   ------------     ------------     ------------     ------------

Loss before minority interest and extraordinary item ...........        (28,192)          (5,392)         (83,931)          (9,040)
Minority interest ..............................................            111               93              161              292
                                                                   ------------     ------------     ------------     ------------
Loss before extraordinary item .................................        (28,303)          (5,485)         (84,092)          (9,332)
Extraordinary loss on early extinguishment of debt .............             --               --               --            3,067
                                                                   ------------     ------------     ------------     ------------

Net loss .......................................................        (28,303)          (5,485)         (84,092)         (12,399)
Increase in default redemption value of Series B
    Preferred Stock ............................................             --           (4,741)          (1,404)          (4,741)
Redemption of 2,785 shares of Series B Preferred Stock .........             --               --               --           (4,323)
Issuance of additional Series C Warrants .......................           (675)              --             (675)              --
Liability to preferred stockholders ............................         (4,228)              --           (4,228)              --
Modification of exercise price of Series B Preferred Stock
    Warrants ...................................................             --               --               --           (1,894)
Modification of conversion price of Series B Preferred Stock ...             --               --               --           (6,430)
Series C Preferred Stock dividends and accretion ...............           (302)              --             (564)              --
Series B Preferred Stock dividends .............................             --              (39)              --             (283)
                                                                   ------------     ------------     ------------     ------------
Loss applicable to common stock ................................   $    (33,508)    $    (10,265)    $    (90,963)    $    (30,070)
                                                                   ============     ============     ============     ============

Weighted average shares outstanding:
Basic ..........................................................     16,206,939       11,794,718       14,966,337       11,939,517
Diluted ........................................................     16,206,939       11,794,718       14,966,337       11,939,517
Loss applicable to common stock per share:
Basic:
Loss before extraordinary item .................................   $      (2.07)    $      (0.87)    $      (6.08)    $      (2.26)
Extraordinary loss on early extinguishment of debt .............             --               --               --            (0.26)
Loss applicable to common stock ................................          (2.07)           (0.87)           (6.08)           (2.52)
Diluted:
Loss before extraordinary item .................................          (2.07)           (0.87)           (6.08)           (2.26)
Extraordinary loss on early extinguishment of debt .............             --               --               --            (0.26)
Loss applicable to common stock ................................          (2.07)           (0.87)           (6.08)           (2.52)

(1) The fiscal 1999 unaudited amounts have been adjusted from amounts originally reported by the Company in quarterly filings with the Securities and Exchange Commission. Refer to Note 4, "Quarterly Financial Data."

            See notes to condensed consolidated financial statements.

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         For the Nine Months Ended July 31,
                                                                                         ----------------------------------
                                                                                           2000                    1999
                                                                                         --------                --------
                                                                                                               Restated(1)

Cash provided by (used in) operating activities .....................................    $ (4,381)               $  7,110

Cash flows from Investing Activities:
     Capital expenditures, net ......................................................      (6,307)                 (4,252)
     Proceeds from sale of property and equipment ...................................         469                      --
     Cash acquired from acquisition of businesses ...................................         122                      --
                                                                                         --------                --------
         Net cash used in investing activities ......................................      (5,716)                 (4,252)

Cash flows from Financing Activities:
     Repayments of long-term debt and other borrowings ..............................        (672)                (12,555)
     Proceeds from the issuance of long-term debt and other borrowings ..............          --                     131
     Advances from WorldCom .........................................................       5,000                  32,000
     Redemption of Series B Preferred Stock .........................................     (11,601)                (18,677)
     Repurchase of Series B Preferred Stock warrants ................................          --                  (1,890)
     Proceeds from the issuance of preferred stock and warrants, net ................      14,400                     (92)
     Proceeds from the exercise of stock options ....................................       1,348                     497
     Dividends paid on preferred stock ..............................................          --                    (167)
                                                                                         --------                --------

     Net cash provided by financing activities ......................................       8,475                    (753)
                                                                                         --------                --------

Change in cash and cash equivalents .................................................      (1,622)                  2,105
Cash and cash equivalents, beginning of period ......................................      16,568                  13,544
                                                                                         --------                --------

Cash and cash equivalents, end of period ............................................    $ 14,946                $ 15,649
                                                                                         ========                ========

Supplemental disclosures:
     Increases in goodwill resulting from acquisition of SASCO/SES ..................    $    392                $     --
     Common stock issued in conjunction with the acquisition of SASCO/SES ...........         739                      --
     Conversion of WorldCom debt to common stock ....................................      25,544                      --
     Contribution of interest payable to WorldCom ...................................       3,483                      --
     Increase in default redemption value of Series B Preferred Stock ...............       1,404                  12,711
     Warrants issued to financial advisor for Series C Preferred Stock offering .....         313                      --
     Common stock issued to redeem Series B Preferred Stock .........................       4,912                      --
     Warrants issued to redeem Series B Preferred Stock .............................       1,213                      --
     Valuation of stock appreciation rights .........................................       3,710                      --
     Common stock issued or accrued in conjunction with GEC earnout provisions ......         205                   4,595
     Common stock issued in exchange for note payable to director ...................          --                     828
     Modification of conversion price of Series B Preferred Stock ...................          --                   6,430
     Modification of exercise price of Series B Preferred Stock Warrants ............          --                   1,894
     Compensation recognized on common stock options issued to non-employees ........          --                     131
     SIRIT Settlement obligation ....................................................      20,000                      --
     Liability to preferred stockholder..............................................       4,228                      --
     Issuance of additional Series C Warrants .......................................         675                      --

     Cash paid for:                                                                                                    --
         Interest                                                                           3,269                   1,993
         Income taxes                                                                          --                   4,364

(1) The fiscal 1999 unaudited amounts have been adjusted from amounts originally reported by the Company in quarterly filings with the Securities and Exchange Commission. Refer to Note 4, "Quarterly Financial Data."

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

All material intercompany accounts and transactions have been eliminated. Certain items in the condensed consolidated financial statements for the three and nine months ended July 31, 1999, and as of October 31, 1999, have been reclassified to conform with the current presentation.

2.       GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The following conditions raise substantial doubt about the Company's ability to continue as a going concern.

(1) The Company has negative working capital of $87.0 million and a shareholders' deficit of $57.3 million as of July 31, 2000.

(2) The Company incurred losses from operations of $45.2 million, net losses of $84.1 million, and losses applicable to common stock of $91.0 million during the nine months ended July 31, 2000. The Company also incurred losses from operations of $1.9 million, net losses of $18.1 million, and losses applicable to common stock of $36.8 million during the fiscal year ended October 31, 1999.

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

(4) As discussed in Note 9, "Reserves for Losses on Uncompleted Contracts" and Note 16, "Segment Information", reserves for losses on uncompleted contracts at July 31, 2000, totaled $22.0 million. In addition, the Company has accrued $10.8 million for legal claims at July 31, 2000, which is included in "Accounts Payable and Accrued Liabilities" or "Accruals for Incurred Job Costs" in the accompanying unaudited condensed consolidated balance sheet. Funding of these expected obligations will have a material adverse effect on the Company's future liquidity.

(5) In the past, the Company has missed deadlines and failed to meet performance milestones under the New Jersey Consortium contracts (See
         Note 16 "Segment Information"). If the Company misses the future deadlines and performance milestones, the Company will incur penalties, additional revenue may be withheld from the Company and the Consortium may terminate the contracts. Additionally, other Company contracts require payment of liquidated damages if certain milestones are not achieved on schedule. Failure by the Company to meet contract milestones for any reasons, including the lack of sufficient liquidity to pay vendors and subcontractors for those contracts on a timely basis, could result in delays and significant additional obligations to the Company.

 (6) As a result of the Company's present financial condition, the Company has experienced difficulty obtaining bonds for new work. If the Company is unable to obtain required bonding, it may be unable to compete and successfully bid for new contracts which may have a material adverse effect on its operations and financial position.

(7) As discussed in Note 11, "Contingencies," the Company is the defendant in various legal matters that individually or in aggregate could have a material adverse effect on the Company's financial position.

(8) The Company has reached a settlement arrangement with SIRIT in regards to the SIRIT litigation (See Note 11 "Contingencies") that requires that the Company issue SIRIT 4,074,597 registered shares of the Company's common stock by November 30, 2000. If registration and issuance of these shares is not completed by November 30, 2000, SIRIT may enforce a Consent Judgement against the Company for $20 million. As part of the SIRIT settlement, certain changes were also made to provisions of some of the Series B Preferred Stock agreements (See Note 12 "Preferred Stock"). The Company is required to issue 1,057,031 registered shares to the Palladin Group by November 30, 2000. If registration and issuance of these shares is not completed by November 30, 2000, the Company may be required to pay the Series B Preferred Stockholders $4.2 million. The Company has insufficient liquidity, if required, to pay the above amounts.

(9) The Company has been involved in discussions with NASDAQ regarding the Company's ability to meet certain minimum listing requirements, including minimum net equity. Failure of the Company to meet such requirements or present a plan approved by NASDAQ to meet such requirements could result in delisting of the Company's common stock by NASDAQ. As discussed in Note 12, "Preferred Stock," delisting by NASDAQ is an event of default under certain of the Company's non-registered securities that may require the Company to pay punitive interest and/or redeem such securities at punitive liquidation values. The Company has insufficient liquidity to redeem such securities if required to do so.

(10) The holders of the Series C Preferred Stock have certain registration rights with respect to the shares of common stock underlying the Series C Preferred Stock and the Series C Warrants. If a registration statement is not declared effective by November 30, 2000, the Series C Preferred Stockholders may require the Company to redeem their shares at a premium redemption price. Mandatory redemption of other securities that are presented in the accompanying unaudited condensed consolidated balance sheet as of July 31, 2000 as "temporary equity" may also be required under certain circumstances (See Note 12 "Preferred Stock"). The Company has insufficient liquidity, if required, to redeem these securities.

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

(2) As discussed in Note 10, "Debt," approximately $25.5 million of the Company's indebtedness to WorldCom was converted to common stock of the Company during January 2000. In addition, as also described in Note 10, WorldCom advanced an additional $5.0 million to the Company (in connection with the SIRIT Settlement), and subsequent to July 31, 2000, converted aggregate advances of $37.0 million into the WorldCom Preferred Stock.

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

(5) As discussed in Note 11, "Contingencies," the Company has executed a settlement agreement with SIRIT.

In addition to meeting the terms of the SIRIT settlement agreement, Management's ongoing plans to deal with these conditions are as follows:

(1) As described in Note 18, "Subsequent Event," the Company has agreed, subject to shareholder approval and other conditions, to merge with Bracknell Corporation. This transaction is expected to close in December 2000 or early in calendar 2001.

(2) The Company is allocating its resources to meet its current contractual commitments, particularly those commitments that could result in contractual default and liquidated damages.

(3) With regard to certain jobs, the Company continues to negotiate significant change orders for out-of-scope and other work that the Company has previously completed. Such change orders are not reflected in the condensed consolidated financial statements.

(4) The Company continues with its efforts to raise replacement or additional financing which include ongoing discussions with current investors and the Credit Facility lenders.

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

The Company has received verbal acceptance from the SEC regarding resolution of the accounting and disclosure issues related to the acquisition of Adesta. However, the SEC has reserved the right to review the Company's Form 10-K/A for 1999 and the Company's subsequent filings on Form 10-Q.

The Company has also resubmitted its Notice of Annual Meeting, Proxy Statement and Proxy (collectively the "Proxy") for the years ended October 31, 1999 and 1998 and responded to comments of the SEC Staff. As of September 15, 2000, the SEC had not completed its review of the Proxy. As a result of the ongoing review by the SEC, Able has not been able to hold a shareholders' meeting since April 1998 and shareholder approval of certain proposals included in the Proxy is necessary to avoid punitive provisions relating to the Company's preferred stock as described in Note 12, "Preferred Stock." Approval for issuing shares to SIRIT is also required by November 30, 2000, or SIRIT may enforce a Consent Judgement against the Company for $20.0 million. The Company expects to schedule and hold a shareholders' meeting as soon as practicable after receiving clearance of its Proxy from the SEC.

4.       QUARTERLY FINANCIAL DATA

The quarterly unaudited amounts for the three and nine months ended July 31, 1999, have been adjusted from amounts originally reported by the Company in its quarterly filings with the Securities and Exchange Commission. The adjustments relate to accounting errors discovered subsequent to October 31, 1999. Their nature and effects on the results of operations for the three and nine months ended July 31, 1999, are summarized below (in thousands, except per share data):

                                                                         As Reported      Adjustments      Adjusted
-------------------------------------------------------------------------------------------------------------------
For the Three Months Ended July 31, 1999:
     Revenues                                                              $ 102,562       $    219       $ 102,781
     Operating income (loss)                                                   6,546         (5,091)          1,455
     Net income (loss)                                                           161         (5,646)         (5,485)
     Income (loss) applicable to common stock                                    122        (10,387)        (10,265)
     Income (loss) applicable to common stock per share                         0.01          (0.88)          (0.87)

For the Nine Months Ended July 31, 1999:
     Revenues                                                              $ 318,820       $    770       $ 319,590
     Operating income (loss)                                                  12,445        (11,326)          1,119
     Net loss                                                                   (379)       (12,019)        (12,398)
     Loss applicable to common stock                                         (15,790)       (14,279)        (30,069)
     Loss applicable to common stock per share                                 (1.28)         (1.22)          (2.50)
-------------------------------------------------------------------------------------------------------------------


                                                                                     Net income (loss) Applicable to
                                                        Net Income (loss) for the      Common Stock for the Months
                                                       Months Ended July 31, 1999          Ended July 31, 1999
--------------------------------------------------------------------------------------------------------------------
                                                           Three           Nine           Three            Nine
--------------------------------------------------------------------------------------------------------------------
Amounts previously reported                                $   161       $   (379)      $    122          $(15,790)
Adjustments:
     WorldCom SAR obligation (1)                              (687)        (1,772)          (687)           (1,772)
     Improperly deferred costs (2)                          (2,778)        (5,923)        (2,778)           (5,923)
     Costs improperly charged against reserves (3)          (1,514)        (1,023)        (1,514)           (1,023)
     Prior year accrual adjustment (4)                          --           (957)            --              (957)
     Equipment impairment loss (5)                              --         (1,146)            --            (1,146)
     Tax effects of all adjustments                            309            998            309               998
     Series B redemption and modification (6)                   --             --         (3,338)             (857)
     Series B liquidation value adjustment (7)                  --             --         (1,403)           (1,403)
     Other adjustments (8)                                     (92)          (735)           (92)             (735)
     Long-term service contracts adjustments (9)              (884)        (1,461)          (884)           (1,461)
--------------------------------------------------------------------------------------------------------------------
  Total adjustments                                         (5,646)       (12,019)       (10,387)          (14,279)
--------------------------------------------------------------------------------------------------------------------

Restated amounts                                           $(5,485)      $(12,398)      $(10,265)         $(30,069)
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

(7) The Series B Preferred Stock should have been reflected at its liquidation value upon recharacterization as a default obligation in May 1999.

(8) Other adjustments made as a result of the year-end audit affected the previously reported quarterly amounts as shown.

(9) These adjustments recognize losses on long-term service contracts as incurred as discussed more fully in the following paragraph.

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

As of July 31, 2000, the Company has outstanding approximately $0.1 million of debt to former shareholders of SASCO and SES. Such amounts are reflected in the accompanying condensed consolidated balance sheet as "Notes Payable to Shareholders and Employees" and bear interest at 10 percent per annum.

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

On February 25, 1998, the date when GEC assumed the COMSAT contracts, the remaining amounts billable to the customers for these contracts totaled $17.0 million. The estimated costs to complete these contracts for COMSAT was from $17.0 million to $27.3 million. GEC made the following entry to reflect the assumption of the COMSAT contracts (amounts in thousands):

Consideration received:
     Cash                                                                             $ 4,663
     Accounts receivable                                                                3,754
     Equipment and other assets                                                         6,548
---------------------------------------------------------------------------------------------
Subtotal                                                                               14,965
Accounts payable assumed                                                               (2,549)

---------------------------------------------------------------------------------------------
Deferred revenue (net amount received from COMSAT to complete the contracts)          $12,416
---------------------------------------------------------------------------------------------

The following is a summary of revenues and costs associated with the COMSAT contracts for the periods ended July 31, 1999 (amounts in thousands):


                                                                          Three         Nine
                                                                          Months       Months
---------------------------------------------------------------------------------------------
Billings on the COMSAT contracts(1)                                      $ 1,754      $ 7,310
Deferred revenue recognized                                                  739        3,269
---------------------------------------------------------------------------------------------
                                                                           2,493       10,579

Direct contract costs                                                      1,727        6,842
---------------------------------------------------------------------------------------------
Gross margin from COMSAT contracts                                       $   766      $ 3,737
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

7.       NETWORKS UNDER CONSTRUCTION

Networks under construction at July 31, 2000, and October 31, 1999, consisted primarily of telecommunication infrastructure projects (the "CDOT Network") on rights-of-way leased for 20 years, with renewal rights, from the Colorado Department of Transportation ("CDOT"). The duct capacity varies along the CDOT Network and is being constructed, marketed and sold or leased by Adesta under long-term user (irrevocable rights of use) agreements. In addition to long-term user agreements, the Company may execute fiber installation and long-term maintenance contracts with the CDOT Network users.

As of July 31, 2000, there are three primary segments of the CDOT Network: (i) the I-70 corridor from Denver, Colorado to Salt Lake City, Utah ("I-70 West");
(ii) I-70 corridor from Denver, Colorado to the Kansas border ("I-70 East"); and
(iii) the Denver, Colorado metro loop ("Denver Metro Loop").

Adesta and an independent telecommunications company ("the Co-owner") will jointly own the I-70 West network. Future plans include extension of the network to Salt Lake City, Utah. Adesta and the Co-owner will separately own one conduit each. An additional six conduits will be jointly owned by the parties. Initially, one of the jointly-owned conduits will include fiber optic cable. Adesta and the Co-owner will separately own 36 fibers each, 72 fibers will be jointly-owned, and all rights to 24 fibers ("the CDOT fiber") will be transferred to CDOT as consideration for the right-of-way along I-70. The right-of-way is for an initial term of 20 years, with a 20-year renewal option.

Generally, Adesta and the Co-owner will share the costs of the network equally. Adesta is accounting for this project as a "cost-sharing" agreement and the Co-owner's share of network costs is not being recognized as revenues by Adesta. The Co-owner has agreed to pay Adesta a percentage of the costs for constructing the network which Adesta is recognizing as fee revenue as the construction takes place. Fees earned of $0.7 million and $2.4 million were recognized for the three and nine months ended July 31, 2000, respectively.

Adesta and the Co-owner will jointly market the capacity of the network. Adesta plans to enter into fiber installation agreements with users that contract for use of the network. No installation agreements have been signed for this network as of July 31, 2000. The accounting policies for revenues and costs applicable to installation agreements will be based on the terms of the individual agreements. FASB Interpretation No. 43, "Real Estate Sales" ("FIN 43"), issued in June 1999, broadens the definition of real estate to include some or all elements of fiber optic networks. Among other requirements, FIN 43 effectively requires title to transfer to the user for up-front revenue recognition to be appropriate.

Adesta and the Co-owner will jointly share the costs of maintaining the CDOT fibers. Sharing of revenues and costs of maintenance for other users is to be negotiated. Adesta plans to account for its share of the maintenance revenues and costs as the revenues are earned and as the costs are incurred.

User fees received by Adesta through July 31, 2000, have been deferred. Generally, the Company expects to recognize revenue from the user agreements ratably over the lives of the agreements, while the cost of the CDOT network, including the cost assigned to the capacity provided to CDOT as consideration for the use of the rights-of-way, will be depreciated over the expected useful life of the network. As of July 31, 2000, no revenues, except for the fees of $2.4 million discussed above, or direct costs of construction associated with the CDOT Network have been recognized in determining the results of operations.

The Company expects to incur significant additional amounts to complete the construction of the CDOT Networks and the other networks currently under construction. Failure of the Company to execute sufficient user agreements for the CDOT Networks and the other networks could have a material adverse effect on the carrying value of the Company's investment.

The status of the CDOT Network and other networks under construction at July 31, 2000, was as follows:


                                                      Construction           Long-Term          Percent     Percent of Total
                                                         Costs           Deferred Revenues     Complete     Capacity Leased
----------------------------------------------------------------------------------------------------------------------------
I-70 West                                               $12,035               $    --             23               25
I-70 East                                                 5,096                 3,511            100               50
Denver Metro Loop                                        23,112                10,208             38               24
Other                                                     3,439                   775
----------------------------------------------------------------------------------------------------------------------------
         Subtotal CDOT                                   43,682                14,494
Other (consisting of primarily five projects)            11,742                10,368
----------------------------------------------------------------------------------------------------------------------------
                                                        $55,424               $24,862
----------------------------------------------------------------------------------------------------------------------------

The Company is not in the telephone or data distribution business, so no part of the networks have been viewed as the construction of productive assets for its own use. Rather, the future sale/lease to third-party users of telecommunication infrastructures represents a significant component of the Company's operating plan, and the Company believes it should be reported as such.

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

Until March 2000, the Company was a 25 percent owner of Kanas, with the remaining 75 percent owned by native corporations of Alaska. Kanas was established by its shareholders with a $100,000 total equity contribution ($25,000 per shareholder) to construct a telecommunications network along the Alaskan Pipeline system between Prudhoe Bay, Alaska, and Valdez, Alaska (the "Alyeska Network"). Adesta had been contracted by Kanas to build the fiber optic network which cost in excess of $83.0 million and was funded by Kanas through a credit agreement that is guaranteed by WorldCom.

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

Kanas owns and is responsible for maintaining the Alyeska Network. Kanas contracted with Adesta to operate and maintain the Alyeska Network for 15 years, beginning in December 1998. Through March 31, 2000, service contract revenues were insufficient to cover related costs. In March 2000, the service contract was terminated and the Company was released from further responsibilities and obligations related to that arrangement.

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

Through January 31, 2000, the Company recorded equity in losses of Kanas and amortized the difference between the carrying value of the Kanas investment and its equity in the net assets of Kanas over 19 years which was the remaining goodwill life related to the acquisition of Adesta. The amount of loss the Company recorded during the nine months ended July 31, 2000, against the carrying value of the asset was approximately $0.2 million, while the associated amortization of the difference in carrying value was approximately $0.2 million.

WorldCom was and continues to be the guarantor of the payment obligations of Kanas under its credit agreement. In conjunction with the acquisition of Adesta, the Company agreed to indemnify WorldCom under its guarantee. The debt under the Kanas credit agreement at October 31, 1999 was approximately $87.5 million which was payable in full on September 15, 2000.

On February 24, 2000, Alyeska declared Kanas to be in default under the terms of their contract, asserting that Kanas did not have the right to cure the default, and notified Kanas that the contract was terminated. Adesta did not receive any notice of default from Kanas nor did it receive any request regarding the indemnification agreement with WorldCom.

During March 2000, Kanas sold newly-issued shares to WorldCom that reduced the 25 percent equity interest of Adesta and each of the three other original shareholders of Kanas to 5 percent. The equity infusion resulted in an implied value of the Company's residual 5 percent interest in Kanas of less than $100,000.

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

As a result of the events described above, during the nine months ended July 31, 2000, the Company (i) recognized an impairment of its interest in Kanas of approximately $11.9 million, equal to its carrying amount; (ii) recorded a loss of $0.3 million related to the transfer of inventory and equipment and (iii) wrote-off approximately $0.4 million of receivables from Kanas that will not be collected.

9.       RESERVES FOR LOSSES ON UNCOMPLETED CONTRACTS

The following is a summary of the reserves for losses on uncompleted contracts (amounts in thousands):


                                      Network Services Group  Transportation Services Group           Total
-------------------------------------------------------------------------------------------------------------------
                                        2000         1999          2000          1999          2000          1999
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of fiscal
year                                   $ 5,703      $ 8,029      $  2,917      $ 17,361      $  8,620      $ 25,390
Additions(1)                               141           --         7,679            --         7,820            --
Amount utilized                           (393)      (1,231)       (3,896)       (6,068)       (4,289)       (7,299)
-------------------------------------------------------------------------------------------------------------------
Balance, January 31                      5,451        6,798         6,700        11,293        12,151        18,091
Additions(1)                               627           --        31,587         1,858        32,214         1,858
Amount utilized                            (53)      (1,250)      (13,707)       (1,044)      (13,760)       (2,294)
-------------------------------------------------------------------------------------------------------------------
Balance, April 30                        6,025        5,548        24,580        12,107        30,605        17,655
Additions(1)                                --           --           177            --           177            --
Amount utilized                           (158)      (1,878)       (8,654)       (2,838)       (8,812)       (4,716)
Valuation adjustments(2)                    --        3,415            --        (4,034)           --          (619)
-------------------------------------------------------------------------------------------------------------------
Balance, July 31                       $ 5,867      $ 7,085      $ 16,103      $  5,235      $ 21,970      $ 12,320
-------------------------------------------------------------------------------------------------------------------

(1) Additions during the three and nine months ended July 31, 2000, related primarily to the New Jersey Consortium Contracts.

(2) The valuation adjustments recorded during the three months ended July 31, 1999, were the result of finalizing the purchase price allocation for revised cost estimates on previously identified loss jobs at the date of acquisition.

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

At July 31, 2000 and October 31, 1999, the Company is in default of certain provisions of the Credit Facility. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current liability in the accompanying consolidated balance sheets. During the default period, the Company is required to pay a default penalty of two percent per annum over the contract rate on all outstanding balances and is required to make interest payments monthly.

WORLDCOM NOTE

On January 11, 2000, the Company entered into an agreement with WorldCom whereby WorldCom converted approximately $25.5 million of its $30.0 million WorldCom
Note into 3,050,000 shares of the Company's Common Stock. The conversion was based on the January 8, 2000 closing price of the Company's Common Stock at $8.375 per share. The remainder of the original WorldCom Note, approximately $4.5 million, was converted into an amended and restated 11.5 percent subordinated promissory note due February 2001. As described in Note 8, "Investment in Kanas (Held for Sale)," and Note 10, "Debt," WorldCom agreed in May 2000 to forgive approximately $3.5 million of accrued interest on the WorldCom Note, which was recorded by the Company as a credit to paid in capital. As a result of the amendment described in the following paragraph, the remaining $4.5 million WorldCom Note is classified as long-term liability in the accompanying unaudited condensed consolidated financial statements.

Subsequent to July 31, 2000, WorldCom agreed to extend the terms of the $4.5 million promissory note to a seven-year, 8 percent note. As amended, this note is subordinate to the Credit Facility, will expire in 2007 and is not prepayable.

WORLDCOM ADVANCE

In February 1999, WorldCom advanced the Company $32 million ("WorldCom Advance") as an advance against amounts otherwise payable by WorldCom under the WorldCom Master Services Agreement. The WorldCom Advance is subordinate to the Credit Facility, bears no interest, and includes a stated repayment date of November 30, 2000. However, payments under the WorldCom Advance were further subordinated to liabilities associated with certain construction projects expected to be completed after that date. During the three months ended July 31, 2000, WorldCom advanced the Company an additional $5.0 million to pay the cash portion of the SIRIT Settlement (refer to Note 11, "Contingencies").

Because the WorldCom Advance has been converted to equity subsequent to July 31, 2000, as described below, the aggregate balance of $37.0 million is presented in the accompanying unaudited condensed consolidated financial statements as a long-term liability.

Subsequent to July 31, 2000, in exchange for the $37.0 million in advances, WorldCom was issued 1,000 shares of $.10 par value convertible preferred stock (the "WorldCom Preferred Stock"). The WorldCom Preferred Stock is entitled to dividends at 6 percent per annum based on the Liquidation Price of $37,000 per share. Dividends are to be payable only if and when declared by the Board of Directors and are not cumulative. However, dividends will nevertheless be deemed declared and payable upon the occurrence of a Liquidation Event. A Liquidation Event is defined as an acquisition of the Company that transfers 50 percent or more of the Company's voting power, or the sale of substantially all of the Company's assets. The WorldCom Preferred Stock is convertible to common stock at an initial conversion price of $10.01 per share. The conversion price is subject to adjustment if new securities (i.e., other than those outstanding at August 23, 2000, and employee options) are issued at an effective price less than the conversion price. In particular, in the event of a Liquidation Event, the conversion price will automatically be reset to the price per share received in such transaction by holders of the Company's common stock. As described in Note 18, "Subsequent Events," the proposed sale to Bracknell provides for the direct exchange of Bracknell common shares for the WorldCom Preferred Stock which would, with respect to that transaction, reduce the effective conversion price to approximately $3.38 per share.

OTHER DEBT

The following is a summary of other debt as of July 31, 2000 (in thousands):

Revolving line of credit;  aggregate commitment amount of $1.3 million; priced at 1 percent above the bank's floating prime rate;  secured by the assets of SASCO and guaranteed by
   the former shareholders of SASCO                                                                          $  1,000
Revolving line of credit; aggregate commitment amount of $0.5 million; priced at 1 percent above the bank's floating prime rate; secured by the assets of SES and guaranteed by
   SASCO                                                                                                          559
Other term debt                                                                                                   237
---------------------------------------------------------------------------------------------------------------------
     Total SASCO and SES debt                                                                                   1,796
Credit Facility                                                                                                35,000
Remaining balance of WorldCom Note                                                                              4,456
Capital lease obligations                                                                                         448
---------------------------------------------------------------------------------------------------------------------
                                                                                                               41,700
Less current portion                                                                                           37,033
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                               $  4,667
---------------------------------------------------------------------------------------------------------------------

11.      CONTINGENCIES

LITIGATION

SIRIT TECHNOLOGIES, INC. VERSUS ABLE TELCOM HOLDING CORP. AND THOMAS M. DAVIDSON
- In 1998, SIRIT filed a lawsuit in the United States District Court for the Southern District of Florida, against the Company and Thomas M. Davidson (a former director of the Company). SIRIT asserted claims against the Company for tortuous interference, fraudulent inducement, negligent misrepresentation and breach of contract in connection with the Company's agreement to purchase the shares of Adesta and sought injunctive relief and compensatory damages in excess of $100.0 million. The Company agreed to indemnify Thomas M. Davidson related to any loss suffered by him in this matter.

On May 16, 2000, a jury awarded SIRIT the amount of $1.2 million in compensatory damages. In addition, punitive damages were assessed against the Company in the amount of $30.0 million and $1.3 million against Thomas M. Davidson. The Company submitted a "motion for remittitur and judgement as a matter of law" to the court and planned to appeal the judgement, if not altered or amended by the court as requested in the remittitur. Among other things, the motion asserted that SIRIT failed to prove essential elements of its claims and, further, that Florida law limits punitive damages to three times compensatory damages. On the same date, SIRIT moved for a new trial on the issue of compensatory damages. The court scheduled June 19, 2000, for hearing the post-trial motions and stayed execution of the judgement through June 20, 2000.

In spite of the SIRIT jury verdict, the Company believed there were significant uncertainties and insufficient information regarding the ultimate outcome of the SIRIT litigation and, therefore, the SIRIT liability, if any, was not reasonably estimable prior to the filing date (June 19, 2000) of the Company's Form 10-Q for the quarterly period ended April 30, 2000.

SIRIT SETTLEMENT - It was subsequently concluded that settlement of the SIRIT litigation was necessary in order for the Company to move forward with financing alternatives under consideration. As a result, on July 7, 2000, the Company executed a settlement with SIRIT (the "SIRIT Settlement"). The terms of the SIRIT Settlement generally provide for the following:

1. Cash Settlement - Able paid SIRIT $5.0 million cash as consideration for entering into the Settlement. Mr. Davidson also paid SIRIT $0.7 million cash, and he will not be reimbursed by the Company.

2. Equity Settlement - Able also agreed to issue to SIRIT common shares equal to 19.99 percent of the outstanding shares of Able. The number of shares to be issued totals approximately 4,074,597 (subject to certain anti-dilution provisions), subject to shareholder approval and registration rights. The value of 4,074,597 common shares of the Company, based upon the closing market price on July 7, 2000, was $12.2 million.

         In addition, SIRIT is entitled to receive, for no additional consideration, 936,914 additional common shares when the outstanding Series C Preferred Stock is converted to common. The Series C has a face value of $15 million and, as adjusted by the Settlement Agreement, is convertible to common at $4.00 per share. Upon conversion of the Series C Stock to 3,750,000 shares of common stock, SIRIT would receive the additional shares to maintain its 19.99 percent interest, subject to the impact (if any) of shares issued pursuant to the following paragraph.

         SIRIT was also granted anti-dilution rights for a two-year period commencing when the initial 19.99 percent of outstanding shares have been issued, which issuance cannot occur unless and until shareholder approval is obtained. Upon any issuance of common shares at a price less than $10.00 per share during the two-year period, SIRIT would have the right to buy additional shares of the Company's common stock sufficient to maintain its percentage interest immediately before each such issuance and at the same price per share received by the Company upon such issuance. SIRIT would have 30 days from each such issuance to exercise this right.

3. Cash in Lieu of Equity - In the event Able fails to deliver to SIRIT registered common stock by November 30, 2000 in accordance with paragraph 2 above, SIRIT can execute a $20.0 million consent judgement against Able (i.e. demand a cash payment of $20.0 million). The consent judgement was also executed on July 7, 2000.

During the three months ended July 31, 2000, the Company recorded a charge of $25.0 million related to the SIRIT Settlement. This consisted of the $5 million of cash paid and a liability for $20.0 million equal to the consent judgment. If and when the conditions for issuance of equity securities to SIRIT are satisfied, the Company will record those securities in equity at their then fair value. Any difference between the aggregate fair value of the shares issued and the $20 million liability will be recognized as an adjustment to the original charge for the litigation settlement. The anti-dilution rights may result in further contingent charges to earnings to the extent of any intrinsic value to SIRIT, if and when such rights arise and are exercised by SIRIT.

SHIPPING FINANCIAL SERVICES CORP. VERSUS ABLE TELCOM HOLDING CORP. AND CERTAIN COMPANY OFFICERS - In 1998, Shipping Financial Services Corp. ("SFSC") filed a lawsuit in the United States District Court for the Southern District of Florida against the Company, and certain of its officers. SFSC asserts claims under the federal securities laws against the Company and four of its officers that the defendants allegedly caused the Company to falsely represent and mislead the public with respect to two acquisitions, COMSAT and Adesta, and the ongoing financial condition of the Company as a result of the acquisitions and the related financing of those acquisitions. SFSC seeks certification as a class action on behalf of itself and all others similarly situated and seeks unspecified damages and attorneys' fees. The class period for the SFSC lawsuit is all persons who purchased the Company's common stock between December 4, 1997 and December 1, 1999.

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

U.S. PUBLIC TECHNOLOGIES, INC. VERSUS ADESTA COMMUNICATIONS, INC. - In 1997, U.S. Public Technologies, Inc. ("USPT") filed a lawsuit in the United States District Court for the Southern District of California, (San Diego), against Adesta for breach of contract, breach of an alleged implied covenant of good faith and fair dealing, tortuous interference, violation of the California Unfair Competition Act, promissory estoppel and unjust enrichment in connection with a Teaming Agreement between Adesta and USPT concerning the Consortium Regional Electronic Toll Collection Implementation Program in the state of New Jersey. In this lawsuit, USPT seeks actual damages in excess of $8.5 million and unspecified exemplary damages. Discovery in this federal action has now been completed and pre-trial conference is scheduled for November 2000. Trial is currently expected between December 2000 and February 2001. Adesta has filed a Motion for Summary Judgment to dismiss all of USPT's claims. The application is expected to be listed for argument, hearing and disposition before November 2000.

NEWBERRY ALASKA, INC. VERSUS ADESTA COMMUNICATIONS, INC. - In 1999, Newberry Alaska, Inc. ("Newberry") filed a demand for arbitration seeking approximately $3.8 million. This dispute arises out of Newberry's subcontract with Adesta related to the fiber optic network constructed by Adesta for Kanas. Newberry's claims are for the balance of the subcontract, including retainage and disputed claims for extras based on alleged deficiencies in the plans and specifications and various other alleged constructive change orders. In June 2000, the arbitrator awarded Newberry $2.7 million plus fees of approximately $0.3 million and interest on the award of 8 percent until payment to Newberry is made. Interest on the award through June 2000, totals approximately $0.3 million. The Company is challenging the arbitrators award in Federal District Court (Alaska) and intends to appeal the ruling, if necessary. The amount of the award, fees and interest is not materially different than amounts previously accrued by the Company.

ALPHATECH, INC. VERSUS ADESTA COMMUNICATIONS, INC. AND ADESTA TRANSPORTATION, INC. - In 1998, Alphatech, Inc. ("Alphatech") filed a lawsuit in the U.S. District Court in Massachusetts. This suit alleges ten counts, including breach of Teaming Agreements on the E-470 project and the New Jersey Regional Consortium project, breach of implied duty of good faith and fair dealing on both projects, misappropriation of trade secrets, deceit, violation of Massachusetts General Laws Chapter 93A, promissory estoppel, quantum meruit, and unjust enrichment. Alphatech's claim is for $15 million. A hearing for summary judgment was held on August 10, 2000. The court ruling granted a partial summary judgment motion for Adesta on the Massachusetts Chapter 93A Unfair Deceptive Acts and Practices count and denied summary judgment on the remaining counts. On August 11, 2000, the court issued a pretrial order and conference order requiring submission of a pretrial memorandum by September 15, 2000 and participation in a pretrial conference on October 2, 2000. The trial is to be set in October 2000 or later.

T.A.M.E. CONSTRUCTION, INC. VERSUS GEORGIA ELECTRIC COMPANY - In 1998, T.A.M.E. Construction, Inc. ("TAME") sued for breach of contract, promissory estoppel, discrimination and defamation related to certain contracts performed by GEC. TAME alleges that it was wrongfully terminated as a subcontractor. TAME claims contract damages in the amount of $250,000, punitive damages for discrimination of $1,000,000 and defamation damages of an additional $1,000,000. GEC moved for summary judgment. On August 31, 2000, the parties entered into a settlement agreement, subject to approval of a Texas court. GEC's portion due with respect to this settlement is $32,500.

AMERICAN TRAFFIC SYSTEMS, INC. VERSUS ADESTA COMMUNICATIONS, INC. - On July 10, 2000, an independent arbitrator awarded against Adesta in the amount of $1.6 million related to a dispute between Adesta and American Traffic Systems, Inc. ("ATS"). The dispute arose out of a subcontract agreement between Adesta and ATS for development of the violations processing software for the New Jersey Consortium Contracts (refer to Note 16, "Segment Information"). Because of what it considered to be ATS' ongoing failures to deliver software within contractual guidelines, Adesta terminated the subcontract in February 1999. Arbitration between the parties thereafter ensued resulting in the aforementioned award. The amount of the award was accrued by the Company during the three months ended July 31, 2000.

OTHER LITIGATION AND CLAIMS - The Company is subject to a number of other lawsuits and claims for various amounts that arise out of the normal course of its business. The Company intends to vigorously defend itself in these matters. The disposition of all pending lawsuits and claims is not determinable and may have a material adverse effect on the Company's financial position.

CONTRACTS - The Company has and will continue to execute various construction and other contracts which may require the Company to, among other items, maintain specific financial parameters, meet specific milestones and post adequate collateral generally in the form of performance bonds. Failure by the Company to meet its obligations under these contracts may result in the loss of the contracts and subject the Company to litigation and various claims, including liquidated damages. WorldCom continues to provide performance bonds on certain contracts acquired in the acquisition of Adesta and bonds have not been required for work done under the WorldCom Master Services Agreement.

As a result of the Company's present financial condition, the Company has experienced difficulty obtaining bonding for new contracts. If the Company is unable to obtain required bonding, it may be unable to compete and satisfactorily bid for and accept new projects.

12.      PREFERRED STOCK

REDEMPTION OF SERIES B CONVERTIBLE PREFERRED STOCK - On February 4, 2000, the Company reacquired and retired the remaining Series B Stock outstanding. The Series B Stock was originally issued to and held by two groups of accredited investors, the RoseGlen group and the Palladin group. The exchange/redemption transaction is summarized as follows:


                                              RoseGlen Group       Palladin Group            Total
-------------------------------------------------------------------------------------------------------
Number of Series B Shares retired                        375                  404                   779
Cash paid by Company (in thousands)          $         5,032      $         5,819       $        10,851
Common shares issued                                 500,000           (a)301,787               801,787
Exchange Warrants issued                      100,000 shares       100,000 shares        200,000 shares
     Exercise price per share(b)             $        10.127      $        10.127       $        10.127
Special Exchange Warrants issued                        None        66,246 shares         66,246 shares
     Exercise price per share(c)                         n/a      $           .01       $           .01

The exchange agreements with RoseGlen and Palladin were amended on July 7, 2000, as indicated below, in connection with the SIRIT Settlement.

(a) The Original agreements provided that additional shares may be issuable to the Palladin group if the average price of the Company's common stock for the 100 trading days after February 4, 2000 (June 27, 2000) is less than $7.79 per share. The average price was to be calculated using the 50 low trading prices for each pair of two consecutive trading days and was approximately $3.54. However, the average price so calculated for this purpose may not be less than $4.00. Using the $4.00 minimum price, the maximum additional shares issuable would be determined as follows (total value in thousands):

                                                                                Shares    Share Price       Total Value
         --------------------------------------------------------------------------------------------------------------
         Common shares issued                                                  301,787
         Shares underlying Special Exchange Warrants                            66,246
         --------------------------------------------------------------------------------------------------------------
         Total shares                                                          368,033          $7.79            $2,867
         --------------------------------------------------------------------------------------------------------------
         Lowest average price (same total value)                               716,744          $4.00            $2,867
         --------------------------------------------------------------------------------------------------------------
         Incremental shares issuable to Palladin group                         348,711
         --------------------------------------------------------------------------------------------------------------

         If the incremental shares cannot be issued because of failure to obtain shareholder approval, the holders may require the Company to pay them cash equal to the number of incremental shares so calculated times $12.125 (i.e., 348,711 shares times $12.125, or $4.2 million).

         In conjunction with the SIRIT Settlement (Refer to Note 11, "Contingencies"), this provision was modified such that the Company has agreed to issue to the Palladin group 1,057,031 incremental shares of the Company's common stock prior to December 1, 2000, provided that the Company's shareholders have approved such issuance. In the event the shareholders have not approved such issuance, the Palladin group may demand a cash payment of $4.2 million.

         In conjunction with this modification, the Company has recorded a current liability and a charge to income applicable to common stock of $4.2 million during the three months ended July 31, 2000. If and when shareholder approval is obtained for issuance of the incremental shares, the charge will be adjusted to the fair market value of those shares at the date of approval.

(b) May be exercised on a "cashless" basis. Exercisable through February 3, 2005, as extended by 1.5 days for every day between November 30, 2000 (as amended) and February 3, 2005 that a registration statement covering the underlying shares is not effective.

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

A charge to loss applicable to common stock was made for the quarter ended January 31, 2000, determined as follows (amounts in thousands):

Cost to redeem the Series B Stock -
         Cash paid to Series B Shareholders                                                             $  10,851
         Value of 801,787 shares of common stock issued                                                     4,912
         Black Scholes value of warrants to purchase 266,246 common shares                                  1,213
         Fees paid to Financial Advisors (refer to Note 14, "Financial Advisory Services")                    750
-----------------------------------------------------------------------------------------------------------------
              Total cost of redemption                                                                     17,726
         Accumulated default redemption value recorded through October 31, 1999                           (16,322)
-----------------------------------------------------------------------------------------------------------------
         Increase in default redemption value recognized during the nine months ended July 31, 2000     $   1,404
-----------------------------------------------------------------------------------------------------------------

If the 500,000 common shares issued to the RoseGlen group and the 100,000 shares issuable under their Exchange Warrants are not registered and listed with Nasdaq by May 4, 2000, then the Company must pay the holders 3 percent of the aggregate market value of those shares for each 30-day period thereafter until the shares are listed. In conjunction with the SIRIT Settlement (refer to Note 11, "Contingencies"), the registration date has been amended to November 30, 2000.

If the Company fails to pay any default payments when due, the holders may require the Company to purchase their common stock and warrant shares on demand at a price equal to 130 percent of the fair market value of such shares, or if the Warrants have not been exercised, reduce the then exercise price by 30 percent. Further, if the registration statement is not effective by November 30, 2000 (as amended), the exercise price of the Exchange Warrants will be reduced by 1 percent for the first 30-day period after November 30, 2000, and an additional 1.5 percent for each additional 30-day period thereafter until it is effective.

THE SERIES C OFFERING - On February 4, 2000, the Company issued 5,000 shares of Series C Convertible Preferred Stock ("Series C Stock") and warrants exercisable for 200,000 shares of common stock ("Series C Warrants") for aggregate consideration of $15.0 million. Approximately $10.9 million of the proceeds was used to redeem the Series B Stock, approximately $1.0 million was used to pay transaction costs, and the remainder was used for working capital. The net consideration was allocated to the Series C Stock and the Series C Warrants as follows (in thousands).


                                                            Series C Stock     Series C Warrants              Total
-------------------------------------------------------------------------------------------------------------------
Gross proceeds                                                     $14,165                  $835            $15,000
Cash paid to Financial Advisors (refer to Note 14,
     "Financial Advisory Services")                                   (567)                  (33)              (600)
Warrants issued to Financial Advisors (refer to
     Note 14, "Financial Advisory Services")                          (296)                  (17)              (313)
-------------------------------------------------------------------------------------------------------------------
Net consideration                                                  $13,302                  $785            $14,087
-------------------------------------------------------------------------------------------------------------------

As described below, the Series C investors were issued additional Series C Warrants for the purchase of 750,000 shares of common stock in connection with the July 7, 2000 amendment.

The Series C Warrants and the financial advisor warrants were valued using a Black Scholes model. The Series C Stock net valuation of $13.3 million will be accreted to the initial Liquidation Value of $15 million over five years until maturity as a charge against income available to common shareholders.

Transaction costs included $1.7 million of fees to financial advisors. These fees consisted of $0.8 million in cash related to redemption of the Series B Stock, $0.6 million in cash related to the Series C offering, and the fair value of warrants for the purchase of 75,000 shares of common stock, with terms the same or similar to the terms of the Series C Exchange Warrants, issued to the Financial Advisors (refer to Note 14, "Financial Advisory Services").

The individual holders may convert the Series C Stock to common stock at any time. However, generally, a holder and its affiliates may own not more than 4.99 percent of all outstanding common shares. That limitation may be increased to
9.99 percent under certain circumstances. If any Series C Stock remains outstanding and not converted to common stock by February 4, 2005, subject to extensions of 1.5 days for each day after November 30, 2000 (as amended) the registration statement described below is not effective, then all such Series C Stock will automatically convert to common shares at the conversion price then in effect.

Through September 30, 2000, the Series C investors had the right to purchase additional Series C Stock for an aggregate of $15.0 million, at $3,000 per share, having the rights, designations and preferences then in effect for the Series C Stock. The September 30 date could have been extended if the registration statement was not effective when required. Pursuant to the July 7, 2000 amendment, the Series C investors waived the right to purchase additional Series C shares.

REGISTRATION RIGHTS - The Series C holders and the former Series B holders have registration rights with respect to the following Registerable Securities:

- the shares of common stock underlying the Series C Stock and the Series C Warrants, and

- 1,858,818 common shares and Exchange Warrants for the purchase of 266,246 common shares issued or issuable to the Series B holders for cancellation of the remaining Series B Stock.

If a registration statement for the Registerable Securities is not effective by November 30, 2000 (as amended), the exercise period for the Series C Warrants will be extended by 1.5 times the number of days after November 30, 2000 that the registration statement is not effective.

LIQUIDATION VALUE AND CONVERSION PRICE - The Series C Shares have a preference in liquidation equal to the Liquidation Value. The Liquidation Value is equal to the stated value of $3,000 per share plus unpaid default interest through the date of determination, plus any accrued dividends. Dividends are cumulative and accrue daily at 5.9 percent per annum on the stated value of $3,000 per share. The Series C shares may be converted to common stock at any time based on the Liquidation Value divided by the conversion price then in effect. The initial conversion price is $9.35. However, starting on August 4, 2000, and then on the fourth day of the month at the end of each following six month period (Reset Dates) the conversion price may be reduced to equal:

- the average closing bid price of the common stock for the ten consecutive trading days preceding the applicable Reset Date; however, the conversion price will never be increased from the conversion price then in effect, and

- if any recalculation results in a conversion price of less than $4.00, generally, the conversion price will thereafter be $4.00; the conversion price would have been reset to the $4.00 floor on August 4, 2000; however the July 7, 2000 amendment reduced the conversion price to $4.00 as of that date and provided for no further reductions, regardless of when the registration statement is declared effective or whether the Company subsequently issues securities at less than $4.00 per equivalent common share.

MANDATORY REDEMPTION - The holders of the Registerable Securities may require the Company to redeem their shares in the event of a Triggering Event or a Major Transaction. A Triggering Event will have occurred upon any of the following:

- if the registration statement is not declared effective on or prior to November 30, 2000 (as amended);

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

- the sale or transfer of all or substantially all of the Company's assets; or

- a purchase, tender or exchange offer made to and accepted by the holders of more than 30 percent of the Company's outstanding shares of common stock.

The redemption price for the Series C Stock and other Registerable Securities would be as follows:

                                       Series C Stock                         Other Registerable Securities
----------------------------------------------------------------------------------------------------------------
Triggering event                Greater of 120 percent of               Premium Redemption Price (defined below)
                                Liquidation Value or the
                                Conversion Benefit

Major transaction               120 percent of Liquidation Value        No specific provisions exist

The Conversion Benefit is equal to the product of:

-        the number of shares of common stock issuable on conversion, and

- the greater of the closing bid price on the trading day immediately preceding the Triggering Event, or the closing bid price on the date the holder requests redemption.

In addition to the right of redemption, simultaneous with or after a Triggering Event occurs, the Company may be required to pay in cash to each holder default interest equal to 3 percent of the Liquidation Value of the Series C Stock for each subsequent 30-day period until redeemed. Such interest not paid timely will increase the Liquidation Value of the Series C Stock.

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

Mandatory redemption at 120 percent of Liquidation Value is also provided if conversion by a holder of any Series C Stock for common shares could result in the Company being delisted from the Nasdaq National Market for issuing in excess of 20 percent of the Company's outstanding common stock without shareholder approval. The Company's proxy statement will include a proposal to obtain such shareholder approval.

RESTRICTIONS IMPOSED BY THE SERIES C STOCK - Holders of Series C Stock have no voting rights, except as required by law. However, the Series C holders may impose significant restrictions on certain activities of the Company.

So long as at least 20 percent of the Series C Stock or Warrants remain outstanding, the Company can not declare or pay any dividends or make any distributions to holders of common stock, or purchase or acquire for value, directly or indirectly, any of the Company's equity securities.

Until 90 days after the registration statement has been declared effective, neither the Company, nor any of its subsidiaries, may issue any equity securities, except for currently outstanding convertible securities, shares issued under the stock option plan, and other options to employees.

Further, unless agreed to by the Series C holders, prior to February 4, 2001, or such additional time if the registration statement is not effective by November 30, 2000 (as amended), the Company may not issue or grant any convertible securities for which the rate of conversion is not fixed, or any option, warrant or other right to purchase Company securities for which exercise is contingent upon, or whose price is determined with respect to, the market price of the common stock.

SERIES C INVESTORS' RIGHT OF FIRST REFUSAL-- The Company agreed not to sell or issue any securities, other than in connection with an employee stock purchase or similar plan or an acquisition of another company, unless first offered to the Series C investors. This right does not apply to (i) transactions between the Company and WorldCom, and certain pre-existing investment discussions, (ii) strategic investments in the Company or in any of its subsidiaries by an industry joint venture partner, industry supplier, or one or more of their customers, or (iii) a public or private secondary offering for net proceeds of at least $20.0 million.

THE SERIES C WARRANTS-- The Series C Warrants are exercisable through February 3, 2005, subject to extension of 1.5 days for every day after October 31, 2000 the registration statement is not effective. However, exercisability is limited if any holder and its affiliates would own more than 4.99 percent of the outstanding shares of Common Stock. However, that restriction may be waived by the holder up to 9.99 percent.

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

WARRANTS ISSUED IN CONJUNCTION WITH SIRIT SETTLEMENT - In conjunction with the SIRIT Settlement (refer to Note 11, "Contingencies"), the Company agreed, subject to shareholder approval, to issue the holders of the Series C Stock additional warrants to purchase 375,000 shares of the Company's common stock at $6.00 per share and to purchase 375,000 shares of common stock at $8.00 per share, exercisable through July 7, 2002. During the quarter ended July 31, 2000, the Company recorded a charge to income applicable to common stock of approximately $0.7 million, representing the Black Scholes value of these warrants as of July 7, 2000

FUTURE PRICED SECURITIES-- The Series C Stock and the Series C Warrants are "future-priced securities" in that the total number of common shares actually issuable cannot be presently determined because the conversion rate and the exercise price are subject to change, depending on whether certain future events do or do not occur. It is possible that the Series C securities could result in issuance of more than 20 percent of the outstanding common shares to the Series C investors at less than market value, which would require shareholder approval in accordance with Rule 4460(i)(1)(C) of the NASD. Consequently, the Company will submit a proposal to its shareholders to request such approval.

If Shareholder approval is not obtained, the Company believes that the holders of the Series C securities may be entitled to require the Company to redeem all of the shares of the Series C Stock for an aggregate redemption price of at least $18.3 million as of July 31, 2000. Such amount will increase at the rate of 120 percent of dividends and default interest, if any, that accumulate with respect to the Series C Stock. The Company may also be required to redeem approximately 1,925,000 common shares or more, and warrants for the purchase of approximately 400,000 shares, that may be held by the RoseGlen and Palladin groups for amounts not presently determinable. Payment of any redemption amounts would materially and adversely affect the Company's liquidity because of the short time frame to pay for such redemption (five business days upon a Triggering Event).

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

Shareholder approval, however, would not negate other Triggering Events, including the obligation to have the registration statement declared effective by November 30, 2000 (as amended). Even if shareholder approval is obtained, the Company could still be in default of other obligations described above, resulting in additional monetary penalties as well as redemption of the Registerable Securities at the Premium Redemption Price.

CLASSIFICATION OF COMMON SECURITIES WITH MANDATORY REDEMPTION PROVISIONS - As discussed above, certain common securities issued in conjunction with the February 4, 2000, Series B Stock redemption and Series C Stock issuance are subject to mandatory redemption provisions if certain future contingent events occur. Those securities include the 868,033 common shares and the 200,000 exchange warrants issued in conjunction with the Series B Stock redemption and the 200,000 warrants issued in conjunction with the Series C Stock offering.

The Company has classified the 868,033 common shares and the warrants as temporary equity at July 31, 2000.

13.      SHAREHOLDERS' EQUITY

The following is a summary of the activity in shareholders' equity (deficit) during the nine months ended July 31, 2000 (in thousands):

                                                                 Additional       Common       WorldCom
                                                      Common       Paid-in         Stock        Phantom    Retained
                                                       Stock       Capital        Warrants       Stock      Deficit         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, November 1, 1999                               $ 12       $ 38,290       $ 3,979       $ 606     $ (42,456)      $    431

Issuance of common stock for acquisition of SASCO         --            739            --          --            --            739
Conversion of WorldCom Debt                                3         25,541            --          --            --         25,544
Redemption of Series B Preferred Stock                     1          4,910         1,213          --            --          6,124
Warrants issued in Series C Preferred
   Stock Offering                                         --             --         1,097          --            --          1,097
Increase in default redemption value of
   Series B Preferred Stock                               --             --            --          --        (1,404)        (1,404)
Contribution of interest payable from WorldCom            --          3,483            --          --            --          3,483
Issuance of shares for GEC Earnout                        --          1,806            --          --            --          1,806
Exercise of 66,246 Special Exchange Warrants              --            406          (406)         --            --             --
Exercise of stock options and other                       --          1,348            --          --            --          1,348
Issuance of additional Series C Warrants                  --             --           675          --          (675)            --
Liability to preferred stockholders                       --             --            --          --        (4,228)        (4,228)
Accretion and dividends on Series C Preferred Stock       --             --            --          --          (564)          (564)
Net loss                                                  --             --            --          --       (84,092)       (84,092)
----------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                               16         76,523         6,558         606      (133,419)       (49,716)
Reclassification of redeemable common stock and
   warrants to temporary equity                           (1)        (5,316)       (2,266)         --            --         (7,583)
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000                                  $ 15       $ 71,207       $ 4,292       $ 606     $(133,419)      $(57,299)
----------------------------------------------------------------------------------------------------------------------------------

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


                                                                                             Potentially
                                                                                               Dilutive        Average
                                                                                                Shares       Strike Price
-------------------------------------------------------------------------------------------------------------------------
Potentially dilutive securities outstanding at July 31, 2000:
   SIRIT Settlement (subject to shareholder approval)(refer to Note 11,
       "Contingencies")(1)                                                                       5,012          $   --
   Series C Preferred Stock(2)                                                                   3,750            4.00
   Employee stock options (1,574 vested) (subject to shareholder approval)(3)                    2,456            6.07
   WorldCom Options (subject to shareholder approval)                                            2,000            7.00
   Additional shares issuable to the Palladin group upon shareholder approval (refer
       to Note 12, "Preferred Stock")                                                            1,057              --
   Series C Preferred Stock Warrants  (refer to Note 12, "Preferred Stock")                        950            7.79
   Employee stock options (596 vested)                                                             734            6.56
   Senior Subordinated Note Warrants                                                               410            8.25
   Series B Preferred Stock Warrants                                                               370           13.25
   Exchange Warrants issued to redeem Series B Preferred Stock (refer to Note 12,
       "Preferred Stock")                                                                          200           10.13
   Warrants issued to Financial Advisors related to the Series C Preferred Stock
       (refer to Note 12, "Preferred Stock" and Note 14, "Financial Advisory
       Services")                                                                                   75           10.75
   Series A Preferred Stock Warrants                                                                62            9.82
   Employee stock grants (subject to shareholder approval)                                          50              --
----------------------------------------------------------------------------------------------------------------------
Subtotal outstanding at July 31, 2000                                                           17,126            3.88
----------------------------------------------------------------------------------------------------------------------
Potentially dilutive securities issued subsequent to July 31, 2000:
   WorldCom Preferred Stock(4)                                                                   3,696           10.01
   Stock offered to settle litigation                                                               25              --
----------------------------------------------------------------------------------------------------------------------
Subtotal granted subsequent to July 31, 2000                                                     3,721            9.94
----------------------------------------------------------------------------------------------------------------------
Total(5)                                                                                        20,847          $ 4.97
----------------------------------------------------------------------------------------------------------------------

(1) SIRIT is to receive 19.99 percent of common shares outstanding as of the date shareholder approval is obtained, and has general anti-dilution rights to maintain that percentage interest for a period of two years. Consequently, the number of shares issuable to SIRIT may exceed the number of shares shown in the table.

(2)      Based on a conversion price of $4.00 (as amended).

(3) In February 2000, the Company granted options to purchase a total of 525,000 to three new employees of the Company. The options, if approved by shareholders, will vest as follows: 125,000 as of February 1, 2000; 200,000 on February 1, 2001; and 200,000 on February 1, 2002 with the exercise price being $6.00, $8.50 and $9.00 respectively. As of July 31, 2000, one of those individuals is no longer an employee of the Company, so options for 200,000 shares at a weighted average strike price of $9.00 will not vest. All of these remaining options will expire on February 1, 2004.

         In May 2000, 250,000 options were granted to two new employees of the Company. The options, if approved by shareholders, will vest immediately with exercise prices ranging from $2.44 to $2.69. These options will expire in May 2010.

         In May 2000, 150,000 options were granted to the Chief Executive Officer of the Company. The options, if approved by the shareholders, will vest immediately with an exercise price of $2.34. These options will expire in May 2010.

(4) The WorldCom Preferred Stock issued to WorldCom effective August 23, 2000, has a stated conversion price of $10.01 per share. However, in the event of a Liquidation Event (such as a sale of the Company), the conversion price will automatically be reset to the price per share received in such transaction by holders of the

         Company's common stock. For example, the closing price of the Company's common stock on August 30, 2000, was $3.00. If common shareholders received that amount per share in a sale transaction, the WorldCom Preferred Stock would automatically convert to approximately 12.3 million shares, plus dividends would be payable to the WorldCom holders at 6 percent per annum from the date of issue. The proposed sale of the Company to Bracknell as described in Note 18, "Subsequent Events," provides for the direct exchange of Bracknell common shares for the WorldCom Preferred Stock which would, with respect to that transaction, reduce the effective conversion price to approximately $3.38 per share, or, equate the conversion of the WorldCom Preferred Stock to approximately 11.0 million shares of the Company's common stock.

(5) The total excludes the Bracknell Option described in Note 18, "Subsequent Events", to purchase shares of the Company's common stock, exercisable only in the event the merger with Bracknell is terminated. If the Agreement is terminated, the Bracknell Option will become immediately exercisable for a period of one year at an exercise price of $3.00 per common share. The number of shares Bracknell will have the right to purchase is equal to 10 percent of the number of issued and outstanding Company common shares following such exercise on a fully diluted basis.

In connection with the acquisition of Adesta, the Company granted to WorldCom rights to receive upon satisfaction of certain conditions, including shareholder approval, phantom stock awards for up to 700,000 shares of common stock, payable in cash, stock, or a combination of both at the Company's option. If the Bracknell merger is consummated, WorldCom will waive its rights with respect to these phantom stock awards.

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

The Company has executed an equity swap agreement with 186K.NET. Either the Company or 186K.NET can exercise the swap at any time from July 2000 to July 2003. Upon exercise, the Company has committed to issue shares of its common stock to 186K.NET in exchange for common shares of 186K.NET of equivalent value at the date of exercise. The value of the shares to be issued and received is to be determined by the lower of 10 percent of the increase in the fair market value of the Company or of 186K.NET from July 1999 to the date of exercise. 186K.NET is a privately-owned start-up company that provides data and communications facilities consulting services.

14.      FINANCIAL ADVISORY SERVICES

The Company incurred approximately $2.0 million in financial advisory fees to two related firms, L. Dolcenea, Inc. and Platinum Advisory Services, Inc. during the nine months ended July 31, 2000. Those fees were for the following services (in thousands):


                                                                                           Total Incurred
---------------------------------------------------------------------------------------------------------
Series B Conversion (refer to Note 12, "Preferred Stock")                                            $750
Series C Issuance (refer to Note 12, "Preferred Stock")                                               600
Fair value of warrants issued related to Series C offering                                            313
Compensation for settlement of past common stock warrant disputes                                     350
---------------------------------------------------------------------------------------------------------
                                                                                                   $2,013
---------------------------------------------------------------------------------------------------------

Certain of these fees were paid during the fiscal year ended October 31, 1999. Subsequent to July 31, 2000, the Company paid these financial advisors $0.3 million for financial advisory services. The Company may be committed to pay these advisors additional amounts related to future transactions for which the advisors may claim compensation.

15.      COMPENSATION ARRANGEMENTS

SUPPLEMENTAL COMPENSATION ARRANGEMENTS. On March 31, 2000, the Board of Directors approved supplemental compensation arrangements for six members of management that would have provided for aggregate minimum payments to these individuals of $4.8 million, in addition to the compensation provided for in their employment agreements, upon a change of control of the Company or termination of employment without cause. In conjunction with the SIRIT Settlement (Refer to Note 11, "Contingencies"), these supplemental compensation agreements were terminated.

EMPLOYMENT CONTRACTS. The employment contracts of the Company's Chief Executive Officer and two new executives hired in May 2000 provide for payment of three years compensation in the event of a change in control of the Company or termination of their employment without cause. The aggregate termination benefits potentially payable under these contracts may be in excess of $5.0 million and include payment by the Company of any excise taxes that may imposed on such termination payments.

The employment contracts for these individuals also included loans to them by the Company during 2000 in the aggregate amount of $0.8 million. So long as they are employed by the Company, the loans are to be repaid on the first, second and third anniversaries of the loans through bonuses to these individuals in amounts sufficient to pay principal and interest due on the loans, plus taxes payable by the individuals with respect to the bonuses. The total estimated future obligation of the Company is approximately $1.5 million. At July 31, 2000, the Company has accrued and expensed approximately $0.1 million related to this liability.

16.      SEGMENT INFORMATION

The Company manages and analyzes the operations of the Company in four separate groups, Network Services Group, Transportation Services Group, Construction Group and Communications Development Group. The Company has established the Networks Development Group, which had no significant income or expenses during the three and nine months ended July 31, 2000.

                                                           For the Three Months          For the Nine Months Ended
                                                              Ended July 31,                     July 31,
--------------------------------------------------------------------------------------------------------------------
                                                              2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
     Network Services                                      $  66,460       $  63,960       $ 201,383       $ 198,903
     Transportation Services                                  18,424           8,403          64,553          27,254
     Construction                                             34,655          29,283          89,992          90,342
     Communication Development (International)                   863           1,135           3,214           3,091
--------------------------------------------------------------------------------------------------------------------
                                                           $ 120,402       $ 102,781       $ 359,143       $ 319,590
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
     Network Services                                      $   1,993       $   2,202       $   6,492       $   9,758
     Transportation Services                                  (2,927)         (1,562)        (48,650)         (6,628)
     Construction                                                567           2,414            (318)         (1,273)
     Communication Development (International)                    80             (45)           (103)           (234)
     Unallocated Corporate Overhead                           (1,294)         (1,554)         (2,670)           (503)
--------------------------------------------------------------------------------------------------------------------
                                                           $  (1,581)      $   1,455       $ (45,249)      $   1,120
--------------------------------------------------------------------------------------------------------------------
Identifiable assets:
     Network Services                                      $ 187,776       $ 142,610       $ 189,776       $ 142,610
     Transportation Services                                  46,262          49,520          46,262          49,520
     Construction                                             75,986          64,425          75,986          64,425
     Communication Development (International)                 3,430           3,355           3,430           3,355
     Corporate                                                 5,109           2,123           3,109           2,123
--------------------------------------------------------------------------------------------------------------------
                                                           $ 318,563       $ 262,033       $ 318,563       $ 262,033
--------------------------------------------------------------------------------------------------------------------

The Company derives a significant portion of its revenues from a few large customers. Those customers and their revenues for the three and nine months ended July 31, 2000, are as follows:

                                                                                 For the Months Ended July 31, 2000
--------------------------------------------------------------------------------------------------------------------
             Customer                           Operating Group                             Three             Nine
--------------------------------------------------------------------------------------------------------------------
WorldCom                                        Network Services                           $37,362          $92,731
New Jersey Consortium                 Transportation and Network Services                   35,217           79,511

WORLDCOM MASTER SERVICES AGREEMENT - In conjunction with the acquisition of Adesta, the Company entered into a five-year agreement with WorldCom to provide telecommunications infrastructure services to WorldCom (the "WorldCom Master Services Agreement") for a minimum of $40.0 million per year ("Annual Minimum"), provided that the aggregate sum payable to Adesta would not be less than $325.0 million ("Aggregate Minimum"), including a fee of 12 percent of reimbursable costs under the agreement. On August 24, 2000, a new WorldCom Master Services Agreement was executed, extending through August 24, 2006. Under the new agreement, WorldCom has agreed to award the Company a minimum volume of 75 percent of all outside plant work related to WorldCom's local network projects but in no event will the Annual Minimum be less than $55.0 million and the Aggregate Minimum less than $390.0 million.

Substantially all revenues from WorldCom relate to the WorldCom Master Services Agreement. At July 31, 2000, the Company had billed and unbilled receivables of $4.5 million and $14.7 million, respectively, related to WorldCom.

NEW JERSEY CONSORTIUM CONTRACTS - Adesta is party to multiple contracts with the New Jersey Consortium ("New Jersey Consortium Contracts") which includes the New Jersey Turnpike Authority, New Jersey Highway Authority, Port Authority of New York and New Jersey, South Jersey Transportation Authority, and the State of Delaware Department of Transportation. The New Jersey Consortium Contracts generally provide for Adesta to (i) construct a fully integrated electronic toll collection ("ETC") system; (ii) maintain the related Customer Service Center ("CSC") and Violations Processing Center ("VPC") for periods of up to 10 years; and (iii) construct and maintain a supporting fiber optic network. The estimated future gross revenues from the New Jersey Consortium Contracts are projected to be at least $167 million, including estimated minimum revenues of $51.4 million for VPC operations and $40.0 million for fiber network operations and maintenance billable over the duration of the agreements.

During the three months ended January 31, 2000, the Company determined through its ongoing analyses of the ETC construction segment of the New Jersey Consortium Contracts (i.e., excluding the VPC and fiber network construction and long-term service contracts) that costs to be incurred were expected to exceed amounts billable by approximately $7.7 million. The change from October 31, 1999, related primarily to changes in estimated costs associated with changing design specifications and certain near-term milestones. The loss recognized during the three months ended January 31, 2000, was approximately $8.2 million, including costs incurred in the quarter, reversal of previously recognized profit, and a loss reserve accrual of $4.7 million for the remaining projected loss.

During the three months ended April 30, 2000, the Company negotiated a comprehensive amendment that was executed on June 1, 2000. While the scope of work for the remainder of the project was clarified, significant concessions were made by the Company to arrive at a resolution and estimated losses for the construction portion of the contract were revised to $35.3 million, resulting in a loss for the three months ended April 30, 2000, of $27.6 million.

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

During the three months ended July 31, 2000, the Company continued its work on the project. The estimated losses for the construction portion of the project were revised to $36.3 million, resulting in a loss for the three months of $1 million. The remaining loss expected to be incurred in completing the contract and accrued at July 31, 2000 is $10.6 million.

At July 31, 2000, the Company had billed and unbilled receivables of $17.8 million and $20.8 million, respectively, related to the New Jersey Consortium.

The loss of the New Jersey Consortium, WorldCom or any other major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

17.      FINANCING COMMITMENT

The Company previously reported in its Form 10-Q for the quarterly period ended January 31, 2000, that on March 15, 2000, it had received financing commitments from investors which would have allowed the Company to repay its existing Credit Facility of $35 million through new financing of approximately $56 million. The transaction would have provided for funding of an initial $35 million for certain current and future Network and Right-of Way development projects.

The Company was subsequently notified that, as a result of certain unrelated activities and the uncertainties created by the SIRIT verdict, one of the major investors did not expect to proceed with the proposed financing.

18.      SUBSEQUENT EVENTS

BRACKNELL MERGER AGREEMENT

On August 24, 2000, the Company executed an Agreement and Plan of Merger with Bracknell Corporation, an Ontario corporation ("Bracknell"). Bracknell is a leading North American facilities services company that provides a broad range of technical and management services to ensure that buildings, plant and equipment operate effectively. Bracknell's common shares are traded on the Toronto Stock Exchange. If the transaction is consummated, the Company will be merged into a newly formed, wholly owned subsidiary of Bracknell. The merger transaction is intended to qualify as a tax-free reorganization.

The merger consideration is to be 0.6 share of Bracknell common stock for each share of the Company's common stock outstanding immediately prior to the effective date of the merger. Bracknell has committed to cause the Bracknell shares to be issued in the exchange to be listed on the Toronto Stock Exchange. Provisions with respect to other outstanding equity securities of the Company include the following:

- Before the merger closes, the Series C Stock is to be converted to 3,750,000 shares of the Company's common stock and then exchanged for Bracknell shares on the same basis as other common shares.
- The WorldCom Option/SAR for 2,000,000 Company shares at $7.00 per share is to be converted to a warrant for the purchase of 1,200,000 Bracknell common shares at a price of $11.66 per share.
- The $37 million face value of the WorldCom Preferred Stock (refer to Note 10, "Debt") is to be converted to a right to receive approximately 6.6 million Bracknell common shares. The effect is to reduce the conversion price of the WorldCom Preferred Stock, conditioned on closing of the merger, from $10.01 per Company common share to approximately $3.375, the closing price of the Company's shares on August 23, 2000.
- The Company has committed to use its commercially reasonable best efforts to cause holders of all other outstanding rights to acquire or receive the Company's securities to consent to termination of their rights on terms and conditions reasonably satisfactory to Bracknell.

The Agreement provides for the issuance by Bracknell of "Replacement Options" to various directors, officers and employees of the Company who terminate their Company options. The Replacement Options are to be on substantially similar vesting and economic terms as the Company options terminated. The Replacement Options will be subject to approval by Bracknell's board and approval by Bracknell's shareholders to increase the number of shares that may be issued under Bracknell's existing stock option plan.

Consummation of the merger is subject to satisfying a number of conditions, including the following:

- The Company has committed to hold a stockholder meeting prior to October 31, 2000, to seek shareholder approval for a number of matters. In particular, the Company needs shareholder approval to increase the authorized capital stock of the Company to allow for issuance of common shares as consideration for the Sirit Settlement and for the potential issuance of shares subject to the Bracknell Option described below.
- The Bracknell shares to be issued in the Merger are to be registered with the Securities and Exchange Commission. That registration statement must be declared effective by the SEC before the merger can close. Bracknell and the Company will prepare a Proxy Statement/Prospectus for distribution to shareholders and the Company must schedule a second shareholder meeting, not later than January 15, 2001, for approval of the merger by the Company's shareholders.
- The Company has committed to use its commercially reasonable best efforts to resolve material litigation against the Company as reasonably directed by Bracknell.
- Bracknell must have obtained financing necessary to complete the transactions contemplated by the Agreement on terms satisfactory to Bracknell.

In connection with the Agreement, Bracknell was granted an option (the "Bracknell Option") to purchase shares of the Company's common stock, exercisable only in the event the Agreement is terminated. If the Agreement is terminated, the Bracknell Option will become immediately exercisable for a period of one year at an exercise price of $3.00 per common share. The number of shares Bracknell will have the right to purchase is equal to 10 percent of the number of issued and outstanding Company common shares following such exercise on a fully diluted basis.

If the Merger is terminated because the Company's shareholders have not approved the transaction by February 1, 2001, or because of a breach of the Agreement by the Company, the Company may be required to pay Bracknell a termination fee of $3 million.

In conjunction with the merger, Worldcom, a major stockholder and customer of the Company, entered into an agreement with Bracknell to provide certain financial inducements and other support for the transaction. Worldcom agreed to and has subsequently converted $37 million in advances to the Company to preferred stock and has agreed to accept Bracknell shares in exchange for this preferred stock upon close of the transaction. Worldcom amended and extended its Master Services Agreement with the Company on more favorable terms and designated Bracknell as a preferred vendor for construction and management projects within the scope of Bracknell's service offerings. Worldcom has also agreed to provide limited financial assistance to the Company, if needed, in the form of advances on the Master Services Agreement and has agreed to indemnify Bracknell for certain potential claims against the Company.

Worldcom has given Bracknell a proxy to vote all of its shares, including those voting rights granted in the WorldCom Preferred Stock agreement, in relation to the Company's shareholder vote to approve the merger.

OTHER

In August 2000, the Company made a $2 million loan to the Company's Chief Executive Officer. The purpose of the loan was to provide funds to the Chief Executive Officer for the purchase of a Certificate of Deposit which was then pledged on the Company's behalf to secure a performance bond required for a newly awarded contract. The bonding agency required that a third-party provide collateral for such bond and, in light of the Company's need to provide such collateral quickly, the Chief Executive Officer agreed to post a Certificate of Deposit if the Company loaned the funds to him to purchase such Certificate of Deposit. The loan is payable on or before June 30, 2001 and bears interest at a rate of 9.5 percent per annum. The loan has been secured by a second priority pledge of the Certificate of Deposit, but this security interest has not yet been perfected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended July 31, 2000 and 1999. This information should be read in conjunction with the Company's condensed consolidated financial statements appearing elsewhere in this document. Except for historical information contained herein, the matters discussed below contain forward looking statements that involve risk and uncertainties, including but not limited to economic, governmental and technological factors affecting the Company's operations, markets and profitability.

OVERVIEW

The Company's unaudited operating results reflect the unaudited operating results of SASCO and SES only from the respective dates of acquisition. Combined selected financial information of SASCO and SES during the three and nine months ended July 31, 2000 were as follows:

                                                                                  For the Months Ended July 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                                        Three                 Nine
--------------------------------------------------------------------------------------------------------------------
Revenues                                                                                 $5,254             $16,275
Costs of revenues                                                                         4,840              14,340
General and administrative expenses                                                         509               1,541
Depreciation and amortization                                                                32                  91
Other expense                                                                                35                 117
--------------------------------------------------------------------------------------------------------------------
Net income                                                                               $ (162)               $186
--------------------------------------------------------------------------------------------------------------------

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

The following table sets forth selected elements of the Company's condensed consolidated statements of operations as a percentage of its revenues:

                                               For the Three Months Ended July 31,   For the Nine Months Ended July 31,
-----------------------------------------------------------------------------------------------------------------------
                                                     2000              1999                2000                    1999
-----------------------------------------------------------------------------------------------------------------------
Revenues:
     Construction and maintenance                   100.0              100.0               100.0                  88.8
     Conduit sales                                     --                 --                  --                  11.2
-----------------------------------------------------------------------------------------------------------------------
                                                    100.0              100.0               100.0                 100.0

Costs and expenses:
     Construction and maintenance                    88.1               85.2                98.3                  76.1
     Costs of conduit                                  --                 --                  --                  10.8
     General and administrative
       expense                                       10.3               10.6                11.7                   9.1
     Impairment of intangible assets                   --                 --                  --                   0.8
     Depreciation and amortization                    2.9                2.8                 2.6                   2.8
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                        (1.3)               1.4               (12.6)                  0.4
Other expenses, net                                 (22.2)              (6.7)              (10.8)                 (4.3)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                            (23.5)              (5.3)              (23.4)                 (3.9)
-----------------------------------------------------------------------------------------------------------------------
Loss applicable to common stock                     (27.8)             (10.0)              (25.3)                 (9.4)
-----------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUES

Construction and Maintenance - Construction and maintenance revenues were $120.4 million for the three months ended July 31, 2000, compared to $102.8 million for the same three month period of fiscal 1999 an increase of $17.6 million or 17.1 percent. Construction and maintenance revenues were $359.1 million for the nine months ended July 31, 2000, compared to $283.9 million for the same nine month period of fiscal 1999 an increase of $75.2 million or 26.5 percent. Substantially all of the increase is due to increased revenues from the WorldCom Master Services Agreement and the New Jersey Consortium Contracts.

The Company's estimated backlog at August 31, 2000, was as follows (in thousands):

                                                                                 Operations and
                                                                Construction       Maintenance
Organizational Group                                              Contracts         Contracts           Total
---------------------------------------------------------------------------------------------------------------
Network Services                                                  $427,881         $108,068            $535,949
Transportation Services                                             59,046          100,254             159,300
Construction                                                       120,183           56,007             176,190
---------------------------------------------------------------------------------------------------------------
                                                                  $607,110         $264,329            $871,439
---------------------------------------------------------------------------------------------------------------

The Company expects to complete approximately 40 percent of the total backlog within the next twelve months. Service contracts with many customers do not specify the volume of services to be purchased, but instead, commit the Company to perform the services if requested by the customer and commit the customer to obtain these services from the Company if they are not performed internally. Many of the contracts are multi-year agreements, ranging from less than one year to 20 years. The Company includes the full amount of services projected to be performed over the lives of the contract in backlog based on its historical relationships with its customers and experience in procurements of this nature. The Company's backlog may fluctuate and does not necessarily indicate the amount of future sales. A substantial amount of the order backlog can be canceled at any time without penalty, except, in some cases, the Company can recover actual committed costs and profit on work performed up to the date of cancellation. Cancellations of pending purchase orders or termination or reductions of purchase orders in progress from its customers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance as to customers' requirements during a particular period or that such estimates at any point in time are accurate.

As a result of the Company's consolidated financial condition, there can be no assurances the Company can obtain the bonding necessary to bid on and accept new projects.

The Company is currently negotiating contract amendments or change orders with two of its major customers that, once approved, are expected to generate revenues of approximately $11.6 million in future periods. The associated work and cost related to these amendments were incurred and expensed in prior periods.

Conduit Sales - Sales of conduit during the nine months ended July 31, 1999, related to sales of capacity in the NYSTA Network and generated revenues, costs of conduit and margins of $35.7 million, $34.7 million and $1.0 million. There were no comparable sales during the nine months ended July 31, 2000. However, during that period, the Company expended $55.4 million for "networks under construction" that it expects to sell or lease in future periods. Refer to Note 7, "Networks Under Construction," to the accompanying condensed consolidated financial statements for a further discussion of these projects.

COSTS AND EXPENSES

Construction and Maintenance - Construction and maintenance costs were $106.0 million for the three months ended July 31, 2000, compared to $87.6 million for the same three month period of fiscal 1999, an increase of $18.4 million or 21.0 percent. Construction and maintenance costs were $353.2 million for the nine months ended July 31, 2000, compared to $243.2 million for the same three month period of fiscal 1999, an increase of $110.0 million or 45.2 percent.

The Company's construction and maintenance margins were 11.9 percent and 1.7 percent for the three and nine months ended July 31, 2000, respectively, compared to 14.8 percent and 14.3 percent during the comparable periods of fiscal 1999. As discussed and summarized in Note 16, "Segment Information" to the accompanying condensed consolidated financial statement, the negative construction and maintenance margins during fiscal 2000 and the substantial reduction in such margins from fiscal 1999 related primarily to current and future losses recorded on the

New Jersey Consortium Contracts.

General and Administrative - General and administrative expenses were $12.4 million for the three months ended July 31, 2000, compared to $10.9 million for the same three month period of fiscal 1999 an increase of $1.5 million or 13.8 percent. General and administrative expenses were $42.0 million for the nine months ended July 31, 2000, compared to $29.2 million for the same nine month period of fiscal 1999, an increase of $12.8 million or 43.8 percent. The increase in general and administrative expense during the nine months ended July 31, 2000, compared to the same period of fiscal 1999 related primary to increased professional fees associated with the SIRIT litigation (refer to Note 11, "Contingencies," to the accompanying condensed consolidated financial statements), increased financial advisory fees (refer to Note 14, "Financial Advisory Services," to the accompanying condensed consolidated financial statements) and higher overall executive compensation.

OTHER INCOME (EXPENSE)

Other income (expense), consisted of the following (dollars in thousands):

                                                                     For the Three Months Ended July 31,
--------------------------------------------------------------------------------------------------------------
                                                              2000          1999         $Change       %Change
--------------------------------------------------------------------------------------------------------------
Interest expense                                            $(1,960)      $(2,070)      $    110         5.3
Change in value of stock appreciation rights                     --        (3,792)         3,792       100.0
SIRIT Settlement (refer to Note 11, "Contingencies"
  to the accompanying condensed consolidated financial
  statements)                                               (25,000)           --        (25,000)        n/a
Benefit from (provision for) income taxes                        --            52             52       100.0
Minority interest                                              (111)          (93)           (18)      (19.4)
Other, net                                                      349        (1,037)         1,386       133.7

                                                                     For the Nine Months Ended July 31,
-------------------------------------------------------------------------------------------------------------
                                                               2000         1999         $Change      %Change
-------------------------------------------------------------------------------------------------------------

Interest expense                                           $ (5,925)      $(6,758)      $    833        12.3
Change in value of stock appreciation rights                  3,710        (1,896)         5,606       295.7
Equity in losses/impairment of investment in Kanas          (12,184)           --        (12,184)        n/a
Benefit from (provision for) income taxes                        --            86            (86)     (100.0)
Minority interest                                              (161)         (292)           131        44.9
Extraordinary loss on the early extinguishment of debt           --        (3,067)         3,067       100.0
Other, net                                                      717        (1,592)         2,309       145.0

Interest Expense - The decrease in interest expense during fiscal 2000 compared to fiscal 1999 is primarily attributable to the lower outstanding balance due WorldCom resulting from the WorldCom Debt to Equity Conversion. During the three months ended July 31, 2000, the Company had $35.0 million outstanding under its Credit Facility and $4.5 million outstanding under the WorldCom Note with an interest rate of 11.5 percent and $19.5 million outstanding under property taxes payable that is net of imputed interest at 15 percent per annum.

The $37.0 million outstanding under the WorldCom Advance is non-interest bearing and was converted to the WorldCom Preferred Stock subsequent to July 31, 2000 as described in Note 10, "Debt," to the accompanying condensed consolidated financial statements.

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

Equity in Losses/Impairment of Investment in Kanas - As reflected in Note 8, "Investment in Kanas (Held for Sale)," in the accompanying condensed consolidated financial statements, the Company wrote off its investment in Kanas during the nine months ended July 31, 2000.

Extraordinary Loss on the Early Extinguishment of Debt - During the nine months ended July 31, 1999, the Company purchased all of its outstanding Senior Subordinated Notes with an outstanding principal balance of $10.0 million resulting in an extraordinary loss from the early extinguishment of debt of $3.1 million. The Senior Subordinated Notes were purchased with proceeds from the WorldCom Advance.

LOSS APPLICABLE TO COMMON STOCK

Loss applicable to common stock was $33.5 million for the three months ended July 31, 2000, compared to $10.6 million for the same three month period of fiscal 1999 a decrease of $23.2 million or 225.0 percent. During the three months ended July 31, 2000, the Company recorded approximately $5.2 million of charges, dividends and accretion related to the Series B and C Preferred Stock.

Loss applicable to common stock was $91.0 million for the nine months ended July 31, 2000, compared to $30.1 million for the same nine month period of fiscal 1999, a decrease of $60.9 million or 202.3 percent. During the nine months ended July 31, 2000, the Company recorded approximately $6.9 million of charges, dividends and accretion related to the Series B and C Preferred Stock.

Loss applicable to common stock for the three and nine months ended July 31, 1999, was adversely affected by charges of $4.8 million and $17.7 million, respectively, related to the Series B Preferred Stock and related warrants.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $15.0 million at July 31, 2000 compared to $16.6 million at October 31, 1999. The decrease in cash and cash equivalents of $1.6 million during the nine months ended July 31, 2000 resulted from cash from financing activities of $8.5 million, offset by cash used in operating and investing activities of $4.4 million and $5.7 million, respectively.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities during the nine months ended July 31, 2000 of $4.4 million consisted of the following:

Net loss                                                                                            $(84,092)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of acquisitions:
         Depreciation and amortization                                                                 9,142
         Equity in loss/impairment of Kanas                                                           12,184
         Change in value of stock appreciation rights                                                 (3,710)
         Accretion of property tax payable                                                             1,699
         SIRIT Settlement                                                                             20,000
------------------------------------------------------------------------------------------------------------
                                                                                                     (44,777)
Changes in assets and liabilities, net of effects from acquisitions:
         Increase in accounts receivable                                                              (8,873)
         Decrease in costs and profits in excess of billings on uncompleted contracts                  2,326
         Increase in other current assets                                                             (3,371)
         Increase in networks under construction                                                     (53,593)
         Increase in accounts payable and other current liabilities                                   58,808
         Increase in reserves for losses on uncompleted contracts                                     13,350
         Increase in long-term deferred revenues                                                      24,862
         Other, net                                                                                    6,887
------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                                                   $ (4,381)
------------------------------------------------------------------------------------------------------------

As discussed in Note 7, "Networks Under Construction," to the accompanying unaudited condensed consolidated financial statements, the $53.6 million increase in networks under construction related predominately to the ongoing construction of the CDOT Network and other networks under construction. The Company expects to incur significant additional amounts to complete the construction of the CDOT Networks and other networks under construction. Failure of the Company to execute sufficient user agreements for the CDOT Networks and the other networks could have a material adverse effect on the carrying value of the Company's investment.

Cash flows from operations during the nine months ended July 31, 2000, were adversely effected by cash payments of $25.0 million related to Loss Jobs that were charged to reserves for losses on uncompleted contracts. As discussed in
Note 9, "Reserves for Losses on Uncompleted Contracts," to the accompanying unaudited condensed consolidated financial statements, reserves for losses on uncompleted contracts at July 31, 2000, totaled $23.8 million. Funding of these expected losses will require cash resources not presently available to the Company.

CASH FROM INVESTING ACTIVITIES

Cash used in investing activities during the nine months ended July 31, 2000, of $5.7 million is due to net capital expenditures of approximately $6.3 million required to support increased operations, proceeds from sales of property and equipment of $0.5 million and replacement of existing equipment offset by cash acquired in the acquisition of SASCO and SES of approximately $0.1 million.

CASH FROM FINANCING ACTIVITIES

Cash provided by financing activities during the nine months ended July 31, 2000 of $8.5 million is due primarily to proceeds from the issuance of the Series C Preferred Stock and exercise of stock options of $14.4 million and $1.3 million, respectively, offset by the redemption of the Series B Preferred Stock and payments of debt of $11.6 million and $0.7 million, respectively.

As discussed in Note 10, "Debt," to the accompanying unaudited condensed consolidated financial statements, the Company entered into an agreement with WorldCom during the nine months ended July 31, 2000, whereby WorldCom agreed to convert approximately $25.5 million of its $30.0 million WorldCom Note into 3,050,000 shares of the Company's Common Stock. The conversion was based on the January 8, 2000 closing price of the Company's Common Stock at $8.375 per share. The remainder of the original WorldCom Note, approximately $4.5 million, was converted into an amended and restated 11.5 percent subordinated promissory note due February 2001.

During the three months ended July 31, 2000, WorldCom advanced the Company an additional $5.0 million to pay the cash portion of the SIRIT Settlement (refer to Note 11, "Contingencies" to the accompanying condensed consolidated financial statements).

As discussed in Note 10, "Debt" to the accompanying unaudited condensed consolidated financial statements, the following financing activities occurred subsequent to July 31, 2000:

- The 4.5 million WorldCom Note was modified to a seven-year, 8 percent note. As amended, this note is subordinate to the Credit Facility, will expire in 2007 and is not prepayable.

- WorldCom was issued 1,000 shares of WorldCom Preferred Stock in exchange for WorldCom Advances totaling $37.0 million.

FUTURE LIQUIDITY

There can be no assurance that the Company will not experience adverse operating results or other factors that could materially increase its cash requirements or adversely affect its liquidity position.

GOING CONCERN. As described in Note 2, "Going Concern," to the accompanying condensed consolidated financial statements, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain additional financing as may be required, and (c) ultimately sustain profitability. Management's plans in regard to these matters are discussed in Note 2, "Going Concern," to the accompanying condensed consolidated financial statements.

SIRIT SETTLEMENT. As described in Note 17, "Subsequent Events," to the accompanying condensed consolidated financial statements, the Company has agreed to issue to SIRIT common shares equal to 19.99 percent of the outstanding shares of the Company, subject to shareholder approval and registration rights. In the event Able fails to deliver SIRIT registered common stock by November 30, 2000, SIRIT can instead execute a $20.0 million consent judgement against the Company (i.e. demand a cash payment of $20.0 million).

OTHER LITIGATION. As described in Note 11, "Contingencies," to the accompanying condensed consolidated financial statements, the Company is the defendant in various legal matters that individually or in aggregate could have a material adverse effect on the Company's future liquidity.

CREDIT FACILITY. As described in Note 10, "Debt," to the accompanying condensed consolidated financial statements, the Company has borrowed the maximum available under its existing Credit Facility and is in default of the related covenants. The Credit Facility lenders have the right to demand payment and the Company has insufficient liquidity to pay such amounts, if called. The Company has not yet been successful in obtaining alternative financing and may have insufficient liquidity to fund its continuing operations.

PREFERRED STOCK. As described in Note 12, "Preferred Stock," to the accompanying condensed consolidated financial statements, the Company has certain outstanding securities related to past preferred stock issuances that may require mandatory cash redemption at premium prices if the Company fails to meet certain conditions. Those securities, at their historical cost basis, are as follows:

Securities subject to mandatory cash redemption:
     Common stock                                                                                 $5,317
     Series B Exchange Warrants                                                                      807
     Series C Warrants                                                                             1,459

As described in Note 12, "Preferred Stock," to the accompanying unaudited condensed consolidated financial statements, the Company has agreed to issue to the Palladin Group 1,057,031 shares of the Company's common stock prior to December 1, 2000, provided that the Company's shareholders have approved such issuance. In the event the shareholders have not approved such issuance, the Palladin Group may demand a cash payment of $4.2 million.

CONTRACTS ACQUIRED FROM ADESTA. The Company has recorded reserves for losses on certain contracts assumed in the Adesta Acquisition that are expected to use cash from operations of approximately $22.0 million over the next two fiscal years. The Company also assumed in the Adesta Acquisition certain obligations to perform under long-term service contracts for the operation and maintenance of fiber networks. Performance under these agreements, which were predominantly executed by Adesta in 1996 and 1997, began during fiscal 1999. The Company subsequently determined that the costs to perform under these contracts are expected to be greater than amounts presently expected to be billable to network users under firm contractual commitments. The Company has also subsequently determined that such losses over the contract terms (up to 20 years) cannot be reasonably estimated due to potential changes in various assumptions. Increases in management's estimates of costs to complete the Loss Jobs and to service the maintenance contracts, without an offsetting increase in revenues, could have a material adverse effect on the Company's consolidated statement of condition and liquidity. In March 2000, the Company's obligations and responsibilities with respect to the Kanas operations and maintenance agreement were terminated.

OTHER CONTRACT MATTERS. Some of the Company's construction contracts require payment of liquidated damages if certain milestones are not achieved on schedule. Lack of sufficient liquidity to pay vendors and subcontractors for those contracts on a timely basis could result in delays and significant additional obligations to the Company that are currently not anticipated or reflected in the Company's consolidated financial statements.

BRACKNELL MERGER AGREEMENT. As discussed in Note 18, "Subsequent Events" to the accompanying unaudited condensed consolidated financial statements, the merger with Bracknell is conditioned on a number of events that must occur on a timely basis, including Bracknell obtaining financing necessary to complete the transaction. If the merger with Bracknell is consummated on a timely basis, the Company believes that funds will subsequently by made available to the Company by Bracknell and WorldCom sufficient to enable the company to continue its operations. However, there can be no assurance that the merger will occur on schedule, or at all. If the merger is terminated, the Company may be subject to a termination fee of $3.0 million.

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

                                                   Expected Maturity During the Fiscal Year Ended October 31,
---------------------------------------------------------------------------------------------------------------------------
                                    2000           2001           2002              2003           2004          Thereafter
---------------------------------------------------------------------------------------------------------------------------
Variable rate debt:
     Amount                     $  36,559             --              --              --               --               --
     Average interest rate          12.28%            --              --              --               --               --
Fixed rate debt:
     Amount                     $     380      $     191       $      57       $      19        $      19        $   4,475
     Average interest rate           9.48%          9.43%           8.64%           8.50%            8.50%            8.05%
Total:
     Amount                     $  36,939      $     191       $      57       $      19        $      19        $   4,475
     Average                        12.16%          9.43%           8.64%           8.50%            8.50%            8.05%

The above presentation does not reflect the advances from WorldCom of $37.0 million (refer to Note 10, "Debt" to the accompanying condensed consolidated financial statements) that were converted to a new preferred stock subsequent to July 31, 2000. The above presentation reflects the terms of the WorldCom Note (refer to 10, "Debt" to the accompanying condensed consolidated financial statements) as amended subsequent to July 31, 2000. The above presentation does not reflect the present value of future property taxes payable (over a period of 20 years). On the July 31, 2000, condensed consolidated balance sheet, the long-term portion of this liability totaled $17.2 and is reflected as "Property Taxes Payable," while the current portion totaled $2.3 million and is reflected in "Accounts Payable and Accrued Liabilities."

As of July 31, 2000, the Company is in default of certain provisions of the Credit Facility as described in Note 10, "Debt" to the accompanying financial statements. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current maturity (fiscal year 2000) in the above expected maturity schedule. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances.

The fair value of the Company's debt approximates its carrying value.

Although the Company conducts business in foreign countries, the international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of October 31, 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the nine months ended July 31, 2000 and 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

On February 17, 1999, 2,785 shares of non-voting Series B Convertible Preferred Stock, $0.10 par value ("Series B Preferred Stock") were purchased by the Company for approximately $18.9 million and retired. In connection with the purchase of the 78 percent of the Series B Preferred Stock, the Company agreed to certain modifications in the conversion price of the related warrants. The existing Series B Preferred Stock conversion price for the remaining shares was modified from 97 percent of market value, as defined in the agreements, to a fixed amount of approximately $3.50 per share for 404 of the remaining 779 shares. The conversion price of (i) warrants to purchase a total of 370,000 shares of the Company's common stock was reduced to $13.25 per share and (ii) warrants to purchase a total of 630,000 shares of common stock was reduced to $13.50 per share. On May 7, 1999, the warrants to purchase the 630,000 shares of common stock were purchased by the Company for $3.00 per share.

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

In February 2000 the Company granted options to purchase a total of 525,000 shares to three new employees of the Company. The options, if approved by shareholders, will vest as follows: 125,000 as of February 1, 2000; 200,000 on February 1, 2001; and 200,000 on February 1, 2002 with the exercise price being $6.00, $8.50 and $9.00 respectively. As of July 31, 2000, one of those individuals is no longer an employee of the Company, so options for 200,000 shares with a weighted average strike price of $9.00 will not vest. All of these remaining options will expire on February 1, 2004.

In May 2000, 250,000 options were granted to two new employees of the Company. The options, if approved by shareholders, will vest immediately with exercise prices ranging from $2.44 to $2.69. These options will expire in May 2010. In the event these options are not approved by the shareholders, they shall be granted outside the Stock Option Plan.

In June 2000, 150,000 options were granted to the Chief Executive Officer of the Company. The options, if approved by the shareholders, will vest immediately with an exercise price of $2.34. These options will expire in May 2010. In the event these options are not approved by the shareholders, they shall be granted outside the Stock Option Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At July 31, 2000, the Company has borrowed the maximum available under its existing Credit Facility and is in technical default of certain provisions of the Credit Facility. As such, the Credit Facility is immediately callable by the holder and is therefore classified as a current liability in the accompanying July 31, 2000, consolidated balance sheet. During the default period, the Company is required to pay a default penalty of two percent per annum on all outstanding balances. In the event that the lender demands payment, the Company has insufficient liquidity to pay such amounts.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT 27 - Financial Data Schedule

(b)      Reports on Form 8-K

On July 20, 2000, the Company filed a Current Report on Form 8-K announcing (i) the terms of the SIRIT settlement agreement dated July 7, 2000, between the Company and Sirit Technologies, Inc. (the "Settlement Agreement") and (ii) certain amendments, as provided for in the Settlement Agreement to its existing agreements with its former Series B Preferred Stock holders and its current Series C Preferred Stock holders.

On May 30, 2000, the Company filed a Current Report on Form 8-K/A-3 amending its Form 8-K/A-2 filed on October 2, 1998 (date of report July 2, 1998) (i) to include the restated financial statements of MFS Network Technologies and related restated Pro Forma Financial Information.

On June 7, 2000, the Company filed a Current Report on Form 8-K/A-4 amending its Form 8-K/A-3 filed on May 30, 2000 (date of report July 2, 1998) (i) to include the restated financial statements of MFS Network Technologies and related restated Pro Forma Financial Information which is included in Item 7 herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ABLE TELCOM HOLDING CORP.
                                  (REGISTRANT)

              Signatures                                        Title                                   Date Signed
----------------------------------------------------------------------------------------------------------------------
/s/ BILLY V. RAY, JR.                    Chief Executive Officer and Director                       September 14, 2000
---------------------
Billy V. Ray, Jr.

/s/ EDWIN D. JOHNSON                     President, Chief Financial Officer and Director            September 14, 2000
---------------------
Edwin D. Johnson