Form 10-K/A
period 1999-10-31
ABLE TELCOM HOLDING CORP
filed 2000-10-31
CIK 826411

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

Costs and expenses for fiscal 1999 included a provision of $5.0 million for uncollectible receivables compared to a charge of approximately $.8 million for the prior year. The increase, in part, reflects the increased scope of the Company's operations following the acquisition of MFSNT. However, most of the increase resulted from contract disputes and negotiated settlements that are more fully described in Schedule II to the consolidated financial statements.

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
President - Patton Management

         (1) Mr. Ray has served as President and Chief Executive Officer of the Company since December 1, 1998. Prior to that date he had served the Company as its Chief Financial Officer and as Vice President. For 1999, other compensation includes auto allowance of $6,000 and housing allowance of $18,000. In 1998, other compensation included consulting fees in the amount of $92,099, an automobile allowance of $5,400, a housing allowance of $12,600 and health insurance premiums paid on Mr. Ray's behalf of $719. In 1997, other annual compensation includes compensation for consulting services rendered prior to Mr. Ray's appointment in June 1997, as the Company's Chief Financial Officer, and a travel and housing allowance. Subject to shareholder approval, the Board of Directors has approved a grant of 50,000 shares of common stock to the Company's Chief Executive Officer ("CEO") at no cost to him. The Board has also approved the payment by the Company of taxes that will be payable by the CEO with respect to the grant. When and if shareholder approval is received, the Company will recognize compensation expense, the amount of which may be significant, for the fair market value of the shares on the date of shareholder approval and cash paid to tax protect the CEO.

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

                                   ABLE TELCOM HOLDING CORP.

OCTOBER 31, 2000                   BY: /s/ Edwin D. Johnson
                                       ---------------------
                                          EDWIN D. JOHNSON
                                     President, Chief Financial
                                        Officer and Director

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
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        Unrealized Loss    Retained
                                                          WorldCom       on Investments    Earnings
                                                        Phantom Stock     Net of Taxes     (Deficit)    TOTAL
                                                        -------------------------------------------------------
Balance, October 31, 1996                                   $--             $ (54)         $ (1,189)     11,599

Issuance of common stock to directors in
     connection with acquisition                             --                --                --         620
Issuance of common stock for services                        --                --                --          12
Issuance of common stock for exercise of
     options                                                 --                --                --         732
Compensation recognized on stock options                     --                --                --         338
Issuance of common stock for conversion of
     convertible preferred stock                             --                --                --          34
Changes in unrealized loss on investments                    --                54                --          54
Convertible preferred dividends paid                         --                --              (260)       (260)
Embedded dividend recognized on convertible
     preferred shares                                        --                --            (1,266)     (1,266)
Tax benefit from exercise of options                         --                --                --         527
Net income                                                   --                --             2,857       2,857
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1997                                    --                --               142      15,247

Issuance of common stock for GEC earnout                     --                --                --       1,278
Compensation expense for below
     market options                                          --                --                --          93
Issuance of common stock for
     exercise of options                                     --                --                --       2,071
Tax benefit associated with stock options                    --                --                --         516
Dividends on Series A preferred stock                        --                --               (79)        (79)
Embedded dividend recognized on Series
     A Preferred Stock                                       --                --              (104)       (104)
Issuance of common stock for conversion
     of Series A Preferred Stock                             --                --                --       6,818
Valuation of subordinated note warrants                      --                --                --       1,244
Valuation of Series B Preferred Stock Warrants               --                --                --       5,400
Embedded dividend recognized on Series
     B Preferred Stock                                       --                --            (7,909)         --
Valuation of WorldCom options                                --                --                --       3,490
Valuation of WorldCom phantom stock awards                  606                --                --         606
Issuance of common stock for conversion
     of of Series B Preferred Stock                          --                --                --       1,385
Dividends on Series B Preferred Stock                        --                --              (262)       (262)
Net income                                                   --                --             2,514       2,514
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1998                                   606                --            (5,698)     40,217

Conversion of the WorldCom Option to SARs                    --                --                --      (1,896)
Issuance of common stock for GEC earnout                     --                --                --       4,596
Series B Preferred Stock Transactions:
     Repurchase of Series B Preferred Stock                  --                --            (4,496)    (10,002)
     Modification of conversion price of Series B
          Preferred Stock                                    --                --            (6,430)         --
     Modification of conversion price of Series B
          Preferred Stock Warrants                           --                --            (1,894)         --
     Repurchase of Series B Preferred Stock Warrants         --                --                --      (1,890)
     Increases to Series B default redemption value          --                --            (5,878)    (13,848)
Issuance of common stock in settlement of
     notes payable to directors                              --                --                --         828
Issuance of common stock for                                                   --
     exercise of options                                     --                --                --         355
Value of options granted to non-employees                    --                --                --         131
Net loss                                                     --                --           (18,060)    (18,060)
---------------------------------------------------------------------------------------------------------------
Balance, October 31, 1999                                   606                --           (42,456)        431
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

In July 1999, the Company executed a teaming agreement with 186K.NET that provides for a contingent equity swap. 186K.NET is a privately-owned start-up company that provides data and communications facilities consulting services. The swap provision was designed to enable each company to acquire an equity interest in the other to promote the cooperative spirit of the teaming agreement. The value of shares to be issued and received is to be equivalent and is to be determined by taking 10% of the increase in the fair market value of the Company or of 186K.NET, which ever is lower, from July 1999 to the date of exercise. Upon exercise, the Company has committed to issue shares of its common stock to 186K.NET in exchange for common shares of 186K.NET of equivalent value at the date of exercise. Either the Company or 186K.NET can exercise the swap at any time from July 2000 to July 2003 by giving six months prior notice to the other party of its intent to exercise the swap. However, an exercise can only occur if both companies experience an increase in fair market value; otherwise, the value and number of shares that may be exchanged will be zero. Unless and until the swap occurs, the Company has no opportunity for gain or loss with respect to its rights and obligations under the swap provision and no accounting is necessary. However, this arrangement could result in the issuance of additional Company securities in the future for non-monetary consideration.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," (amended by SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133"). This statement revises the accounting for the recognition and measurement of derivatives and hedging transactions and is effective for fiscal years beginning after June 15, 2000. During the periods covered by the accompanying consolidated financial statements, the Company did not engage in hedging or other transactions involving derivatives. The Company does not anticipate early adoption of this statement.

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

                                   Schedule II

                        Valuation and Qualifying Accounts

                   Years ended October 31, 1999, 1998 and 1997

                                                Balance at                       Charged to                    Balance at
                                               Beginning of                      Costs and                       End of
                                                  Period       Acquisitions       Expenses      Deductions       Period
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
         October 31, 1999                           $866          $    --          $5,044(A)     $2,396          $3,514
         October 31, 1998                            686               75             782           677             866
         October 31, 1997                            828               --             160           302             686

Restructuring and other acquisition reserves:
         October 31, 1999                          1,541               --              --           959             582
         October 31, 1998                             --            4,997              --         3,456           1,541
         October 31, 1997                             --               --              --            --              --

Reserves for litigation and claims:
         October 31, 1999                          4,014               --              --           700           3,314
         October 31, 1998                             --            5,000              --           986           4,014
         October 31, 1997                             --               --              --            --              --

Reserves for losses on uncompleted contracts:
         October 31, 1999                         25,390            2,463              --        19,233           8,620
         October 31, 1998                             --           40,500              --        15,110          25,390
         October 31, 1997                             --               --              --            --              --

(A) The Company's policy is to increase the allowance for doubtful accounts based upon a specific analysis of individual receivables, and to a lesser extent, on historical experience. Once a specific receivable is "reserved" on the general ledger, it continues to be reflected on the accounts receivable subsidiary ledger until all collection efforts have failed, after which the receivable is written off. Historically, the Company has not experienced any significant recovery of receivables previously written off.

The $5.0 million increase in the allowance for doubtful accounts during fiscal 1999 was greater, as a percentage of operating revenues and as an aggregate amount, than the Company's historical experience. The increase is attributable to the following operating groups and jobs (in thousands):

Network Services                                         $   83
                                                         ------

Transportation Services
 E-470                                                      774
 Panama                                                     525
 SR-91                                                      642
 Argentina                                                  210
 Other                                                      279
                                                         ------
 Total Transportation Services                            2,430
                                                         ------

Construction
 Texas Department of Transportation/COMSAT Corporation    1,401
 Dial Communications, Inc. ("DIAL") - Various jobs          600
 Other                                                      530
                                                         ------
 Total Construction                                       2,531
                                                         ------
                                                         $5,044
                                                         ======

NETWORK SERVICES GROUP - Charges to the reserve reflect normal experience in collection of trade receivables.

TRANSPORTATION SERVICES GROUP - The need for an increase of $0.8 million for E-470 became evident while negotiating a final settlement of that contract during the last half of 1999. In this settlement the Company agreed to forebear with respect to certain amounts owed in exchange for, among other things, a release of the Company from any obligations to maintain software for the term of the contract. Final resolution was achieved in March 2000 with no further adjustments required. The increase of $0.5 million for Panama followed claims and litigation by Panama in 1999 as to the adequacy of toll collection systems installed by the Company during 1998 and 1999. The increase of $0.6 million related to SR-91 was in response to customer claims that the Company had failed to meet its contractual obligations under the existing operations and maintenance contract, which the Company believed raised doubt as to collectibility of certain accounts. These customer claims are still under negotiation. The increase of $0.2 million for Argentina was to resolve a dispute about the Company's performance under the construction contract. Other charges to the reserve reflect normal experience in collecting trade receivables.

CONSTRUCTION GROUP - As consideration for the assumption of certain contracts from COMSAT Corporation ("COMSAT") during fiscal 1998, the Company was assigned approximately $3.8 million of receivables, predominately from the Texas Department of Transportation. COMSAT indemnified the Company for any of these receivables that were not collected, so long as the Company made a written claim to COMSAT on or before one year after the closing date (i.e., February 25, 1999). The Company subsequently determined that approximately $1.4 million of these receivables were not collectible, and began negotiations with COMSAT prior to the one-year deadline. Based on these negotiations, the Company did not file a written claim with COMSAT. When the negotiations were terminated following the expiration of the one-year indemnification period, the Company determined that the cost of pursuing any claims it might still have against COMSAT would outweigh any potential benefit or recovery. Management believes these receivables will not be collected.

In conjunction with the closure of Dial during 1999, the company negotiated the settlement of various related contracts and receivables resulting in a combined increase in the allowance for doubtful accounts of $0.6 million. Other charges to the reserve reflect normal experience in collecting trade receivables.