Form 10-Q/A
period 2000-04-30
ABLE TELCOM HOLDING CORP
filed 2000-11-01
CIK 826411

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   ABLE TELCOM HOLDING CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                    OCTOBER 31,
                                                                                               April 30, 2000         1999 (1)
                                                                                               ---------------      -----------
                                                                                                 (UNAUDITED)

ASSETS
Currents Assets:
         Cash and cash equivalents .......................................................        $   11,441         $   16,568
         Accounts receivable, including retainage of $18,809 and $16,158 and net of allowances for bad debts of $3,323 and $3,514 at April 30, 2000 and
              October 31, 1999, respectively .............................................           104,326             73,645
         Costs and profits in excess of billings on uncompleted contracts ................            56,841             69,977
         Prepaid expenses and other current assets .......................................             9,332              5,853
                                                                                                  ----------         ----------
                 Total current assets ....................................................           181,940            166,043
Property and equipment:
         Land and buildings ..............................................................             3,801              3,801
         Equipment, furniture and fixtures ...............................................            47,642             43,989
                                                                                                  ----------         ----------
                                                                                                      51,443             47,790
         Less - Accumulated depreciation .................................................           (22,854)           (19,987)
                                                                                                  ----------         ----------
         Property and equipment, net .....................................................            28,589             27,803
Other assets:
         Goodwill, net of accumulated amortization of $5,208 and $4,078 at April
              30, 2000 and October 31, 1999, respectively ................................            40,485             41,222
         Networks under construction .....................................................            39,848              1,831
         Investment in Kanas .............................................................                --             12,159
         Other non-current assets ........................................................            12,989             12,975
                                                                                                  ----------         ----------
                  Total other assets .....................................................            93,322             68,187
                                                                                                  ----------         ----------
         Total assets ....................................................................        $  303,851         $  262,033
                                                                                                  ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
         Current portion of long-term debt ...............................................        $   41,043         $   35,754
         Accounts payable and accrued liabilities including retainage of $18,737
              and $11,618 at April 30, 2000 and October 31, 1999, respectively ...........           117,120             66,617
         Accruals for incurred job costs .................................................            49,444             45,593
         Advance from WorldCom ...........................................................            32,000                 --
         Reserves for losses on uncompleted contracts ....................................            30,605              8,620
         Billings in excess of costs and profits on uncompleted contracts ................             9,387              6,478
         Notes payable to shareholders and employees .....................................               607                 --
         Stock appreciation rights payable ...............................................                --              3,710
                                                                                                  ----------         ----------
                 Total current liabilities ...............................................           280,206            166,772
         Long-term debt, non-current portion .............................................               732             30,618
         Advance from WorldCom ...........................................................                --             32,000
         Property tax payable, non-current portion .......................................            16,661             15,468
         Long-term deferred revenues .....................................................            11,073                 --
         Other non-current liabilities and minority interest .............................               301                422
                                                                                                  ----------         ----------
                  Total liabilities ......................................................           308,973            245,280
Commitments and contingencies
Series B Preferred Stock, $.10 par value; stated at aggregate accumulated redemption value at October 31, 1999; 779 shares issued and outstanding at
         October 31, 1999 ................................................................                --             16,322
Series C Preferred Stock, $.10 par value; aggregate liquidation value of $15,000 plus accumulated dividends of $208; 5,000 shares issued and outstanding at
         April 30, 2000 ..................................................................            13,665                 --

Other securities subject to mandatory redemption:
         Common Stock (801,787 shares at April 30, 2000)                                               4,912                 --
         Series B Preferred Stock Exchange Warrants                                                    1,213                 --
         Series C Preferred Stock Warrants                                                               785                 --
                                                                                                  ----------         ----------
                  Total temporary equity..................................................            20,575             16,332
                                                                                                  ----------         ----------

Shareholders' Equity (Deficit):
         Common stock, $.001 par value, authorized 25,000,000 shares; 16,008,215 and
           11,891,338 shares issued and outstanding, respectively ........................                15                 12
         Additional paid-in capital ......................................................            69,302             38,290
         Common Stock  Warrants ..........................................................             4,291              3,979
         WorldCom Phantom Stock ..........................................................               606                606
         Retained deficit ................................................................           (99,911)           (42,456)
                                                                                                  ----------         ----------
                  Total shareholders' equity (deficit) ...................................           (25,697)               431
                                                                                                  ==========         ==========
         Total liabilities and shareholders' equity (deficit) ............................        $  303,851         $  262,033
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

(1) The Company has negative working capital of $98.3 million and a shareholders' deficit of $25.7 million as of April 30, 2000.

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

The redemption price for the Series C Stock and other Registerable Securities would be as follows:

                                        Series C Stock                       Other Registerable Securities
---------------------------------------------------------------------------------------------------------------
Triggering event                Greater of 120% of Liquidation          Premium Redemption Price (defined below)
                                Value or the Conversion Benefit

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

If Shareholder approval is not obtained, the Company believes that the holders of the Series C securities may be entitled to require the Company to redeem all of the shares of the Series C Stock for an aggregate redemption price of at least $18.3 million as of April 30, 2000. Such amount will increase at the rate of 120 percent of dividends and default interest, if any, that accumulate with respect to the Series C Stock. The Company may also be required to redeem approximately 1,150,000 common shares or more, and warrants for the purchase of approximately 466,000 shares, that may be held by the RoseGlen and Palladin groups for amounts not presently determinable. Payment of any redemption amounts would materially and adversely affect the Company's liquidity because of the short time frame to pay for such redemption (five business days upon a Triggering Event).

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

CLASSIFICATION OF COMMON SECURITIES WITH MANDATORY REDEMPTION PROVISIONS - As discussed above, certain common securities issued in conjunction with the February 4, 2000, Series B Stock redemption and Series C Stock issuance are subject to mandatory redemption provisions if certain future contingent events occur. Those securities include the 801,787 common shares and the 266,246 exchange warrants issued in conjunction with the Series B Stock redemption and the 200,000 warrants issued in conjunction with the Series C Stock offering.

The Company has classified the 801,787 common shares and the warrants as temporary equity at April 30, 2000.

13.      SHAREHOLDERS' EQUITY

The following is a summary of the activity in shareholders' equity (deficit) during the six months ended April 30, 2000 (in thousands):


                                                Additional      Common    WorldCom
                                      Common     Paid-in        Stock      Phantom    Retained
                                       Stock     Capital       Warrants    Stock       Deficit        Total
-------------------------------------------------------------------------------------------------------------
Balance, November 1, 1999               $12      $38,290        $3,979      $606      $(42,456)      $    431

Issuance of common stock for
   acquisition of SASCO                  --          739            --        --            --            739
Conversion of WorldCom Debt               3       25,541            --        --            --         25,544
Increase in default redemption
   value of Series B Preferred           --           --            --        --        (1,404)        (1,404)
   Stock
Redemption of Series B Preferred          1        4,910            --        --            --          4,911
   Stock
Issuance of Series B Preferred           --           --         1,213        --            --          1,213
   Warrants
Issuance of Series C Preferred           --           --         1,097        --            --          1,097
   Warrants
Contribution of interest payable
   from WorldCom                         --        3,483            --        --            --          3,483
Exercise of stock options and            --        1,250            --        --            --          1,250
   other
Accretion and dividends on
   Series C Preferred Stock              --           --            --        --          (262)          (262)
Net loss                                 --           --            --        --       (55,789)       (55,789)
-------------------------------------------------------------------------------------------------------------
Subtotal                                 16       74,213         6,289       606       (99,911)       (18,787)
-------------------------------------------------------------------------------------------------------------
Reclassification of redeemable
  common stock and warrants to
  temporary equity                      (1)       (4,911)       (1,998)       --            --         (6,910)
-------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                $15       $69,302       $ 4,291      $606      $(99,911)      $(25,697)
-------------------------------------------------------------------------------------------------------------

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

Throughout the performance of the multiple contracts with the New Jersey Consortium ("Consortium") the scope of the work to be done and costs expected to be incurred continued to change until execution of the June 1, 2000 comprehensive change order. The impact of the change order is reflected in the Company's consolidated financial statements for the quarter ended April 30, 2000. Management believes that the change order fully defines the scope and schedule of all remaining elements of the project.

As prime contractor for the Consortium project, the Company had been at a continuing disadvantage in dealing with the various issues that arose under the contracts. The contracts were executed by MFSNT before it was acquired by the Company in 1998. The contracts are complex and include many subjective terms and conditions and deliverables that are not defined or are ambiguous.
As the Company moved into performance of the various portions of the contracts, estimates of the costs and related revenues for completion of the project were continuously updated and revised, as new information became available based on differing interpretations of the requirements by the Company and the Consortium.

When the Company's report for the quarter ended January 31, 2000 was filed, the Company had begun negotiations with the Consortium to amend the contracts. At that time, management believed that a comprehensive change order could be negotiated that would reduce costs to be incurred and provide additional revenues to recover costs, thereby mitigating some of the projected losses already recognized through January 31, 2000. Under generally accepted accounting principles, the Company did not reflect any such anticipated recovery in its consolidated financial statements because there was no contractual commitment to provide recovery.

Subsequent to the filing of the Form 10-Q for the quarter ended January 31, 2000, the Company became aware of additional unforeseen performance problems that further compromised the Company's negotiating posture with the Consortium. Specifically, some of the subcontractors were concerned about the Company's liquidity problems, the resulting slowdown in receiving payment for their work and the "going concern" qualification in the auditors' report on the Company's annual consolidated financial statements. As a consequence, some subcontractors required payment on a COD basis and pulled their personnel off the job pending receipt of payment. That led to both delays in performance under the contracts and costs inefficiencies. As cash flow concerns were alleviated, extensive effort was required to return the project to the schedule because the Company was obligated to continue to work on the project during the change order negotiations. The catch up effort required unbudgeted utilization of personnel on a time-and-materials basis that created further substantial cost inefficiencies.

The Company's relatively weak position in the negotiations, and the need to get the contracts amended and brought to a level of specificity that was manageable, led to substantial concessions by the Company. Management believes those concessions established a firm starting point for completion of the Consortium contracts that should allow the Company to control the work yet to be performed and the costs to be incurred. The major subcontract for the remaining work was also changed from time-and-materials to a fixed price basis, which management believes provides further assurance as to the reasonableness of the remaining estimated costs to complete. However, in order to secure the change to a fixed price basis, the Company agreed to forego reimbursement for certain of the additional costs incurred during the negotiation of the change order. Nevertheless, facts and circumstances may continue to change that could require further revisions to the Company's estimates.

On June 1, 2000, the change order was executed. Because the Company's consolidated financial statements for the quarter ended April 30, 2000, had not been released, the estimated economic impact of the change order has been reflected in the consolidated financial statements for the quarter ended April 30, 2000.

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

2.5.1.3 Agreement between WorldCom Network Services, Inc. and Able Telcom Holding Corp. dated January 26, 1999 (12)

2.5.1.4 Termination, Assignment and Indemnification Agreement between Kanas Telecom, Inc. and Adesta Communications, Inc., dated May 5, 2000 (exhibits omitted) (19)

2.5.2 Promissory Note of Able Telcom Holding Corp. dated July 2, 1998 to MFS Communications Company, Inc. (10)

2.5.2.1 11.5% Promissory Note between Able Telcom Holding Corp., and WorldCom Network Services, Inc. dated as of September 1, 1998 (12)

2.5.2.2 Amended and Restated 11.5% Subordinated Promissory Note between Able Telcom Holding Corp. and WorldCom Network Services, Inc. dated as of January 11, 2000. (19)

2.5.2.3  WorldCom Conversion of Debt to Equity dated January 11, 2000 (19)

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

10.46    Employment Agreement with Michael Summers, dated May 31, 1999 (16)

10.47    Employment Agreement with Thomas Montgomery, dated February 21, 2000
         (18)

10.48    Employment Agreement with Charles Maynard, dated February 21, 2000 (18)

10.49    Employment Agreement with Philip Kernan, dated February 21, 2000 (18)

10.50    Employment Agreement with Edwin D. Johnson, dated May 3, 2000 (19)

10.51    Employment Agreement with Michael Brenner, dated May 3, 2000 (19)

11       Computation of Per Share Earnings (7)

16.1     Letter regarding change in certifying accountants (15)

21       Subsidiaries of Able Telcom Holding Corp. (17)

23.1     Consent of Ernst & Young LLP (18)

23.2     Consent of Arthur Andersen LLP (18)

27       Financial Data Schedule (19)

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

(19) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-21986) for the quarter ended April 30, 2000, as filed June 19, 2000.

(b)      Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ABLE TELCOM HOLDING CORP.
                                  (REGISTRANT)


     Signatures                                Title                             Date Signed
---------------------------------------------------------------------------------------------
/s/ BILLY V. RAY, JR.            Chief Executive Officer and Director           October 31, 2000
------------------------
Billy V. Ray, Jr.

/s/ EDWIN D. JOHNSON             President, Chief Financial Officer             October 31, 2000
------------------------          and Director
Edwin D. Johnson