Form 10-Q/A
period 2000-07-31
ABLE TELCOM HOLDING CORP
filed 2000-11-01
CIK 826411

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

During the three months ended July 31, 2000, the Company recorded a charge of $25.0 million related to the SIRIT Settlement. This consisted of the $5 million of cash paid and a liability for $20.0 million equal to the consent judgment. If and when the conditions for issuance of equity securities to SIRIT are satisfied, the Company will record those securities in equity at their then fair value. Any difference between the aggregate fair value of the shares issued and the $20 million liability will be recognized as an adjustment to the original charge for the litigation settlement. The Company believes the value of the anti-dilution rights given to SIRIT will not be reasonably estimable at that time. Consequently, if and when such rights arise from subsequent issuances of common shares by the Company, an additional charge to earnings will be recognized for the fair value of SIRIT's right to acquire additional shares, regardless of whether such rights are exercised by SIRIT.

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

                            ABLE TELCOM HOLDING CORP.
                                  (REGISTRANT)

              Signatures                                        Title                                   Date Signed
----------------------------------------------------------------------------------------------------------------------
/s/ BILLY V. RAY, JR.                    Chief Executive Officer and Director                       October 31, 2000
---------------------
Billy V. Ray, Jr.

/s/ EDWIN D. JOHNSON                     President, Chief Financial Officer and Director            October 31, 2000
---------------------
Edwin D. Johnson